Form 10-Q
period 2011-06-30
Original Source Entertainment, Inc.
filed 2011-08-22
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-169732

Original Source Entertainment, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

         NEVADA                                  27-0863354
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

8201 South Santa Fe Drive #229
Littleton, Colorado                               80120
(Address of principal executive offices)       (Zip Code)

(303) 495-3728
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, August 22, 2011:
  Common Stock  -  4,500,000

               ORIGINAL SOURCE ENTERTAINMENT, INC.
                            FORM 10-Q
          For the quarterly period ended June 30, 2011
                             INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        12
Item 4.  Controls and Procedures                              12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  (Removed and Reserved)                               14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item 1. - FINANCIAL STATEMENTS (UNAUDITED)

                     ORIGINAL SOURCE ENTERTAINMENT, INC.
                        (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2011
                                          Dec. 31, 2010    (Unaudited)
                                          -------------   -------------
                            ASSETS

 Current assets
  Cash                                      $  9,129        $  4,785
                                            --------        --------
      Total current assets                     9,129           4,785
                                            --------        --------
 Total Assets                                 $9,129          $4,785
                                            ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities
  Related party payables                    $    952        $    952
  Accrued interest payable                         -              68
  Notes payable - current                      2,000           3,500
                                            --------        --------
      Total current liabilities                2,952           4,520
                                            --------        --------
  Notes payable                               10,500          12,500
                                            --------        --------
Total Liabilities                             13,452          17,020
                                            --------        --------
Stockholders' Equity
  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   none issued and outstanding
  Common stock, $.001 par value;                   -               -
   45,000,000 shares authorized;
   4,500,000 shares issued and outstanding     4,500           4,500
 Additional paid in capital                        -               -
 Deficit accumulated during the dev. stage    (8,823)        (16,735)
                                            --------        --------
Total Stockholders' Equity                    (4,323)        (12,235)
                                            --------        --------
Total Liabilities and Stockholders'
  Equity                                    $  9,129        $  4,785
                                            ========        ========


               The accompanying notes are an integral part
                of the consolidated financial statements.

                  ORIGINAL SOURCE ENTERTAINMENT, INC,
                    (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      August 20
                                                                                        2009
                               Three Months   Three Months   Six Months   Six Months (Inception)
                                   Ended        Ended          Ended        Ended      Through
                                  June 30,     June 30,       June 30,     June 30,   June 30,
                                   2010         2011            2010        2011        2011
                              -------------   ------------   ----------   ---------  ---------
Royalty revenue                 $     398      $   1,218     $     398    $   4,289  $   5,854

Operating expenses:
  General and administrative        3,177          2,400         3,177       12,133     22,521
                                ---------      ---------     ---------    ---------  ---------
                                    3,177          2,400         3,177       12,133     22,521
                                ---------      ---------     ---------    ---------  ---------
Gain (loss) from operations        (2,779)        (1,182)       (2,779)      (7,844)   (16,667)
                                ---------
Other income (expense):
  Interest expense                      -            (38)            -          (68)       (68)
                                ---------      ---------     ---------    ---------  ---------

Income (loss) before provision
 for income taxes                  (2,779)        (1,220)       (2,779)      (7,912)   (16,735)
                                ---------      ---------     ---------    ---------  ---------
Provision for income tax                -              -             -            -          -
                                ---------      ---------     ---------    ---------  ---------
Net income (loss)               $  (2,779)     $  (1,220)    $  (2,779)   $  (7,912) $ (16,735)
                                =========      =========     =========    =========  =========
Net income (loss) per share
 (Basic and fully diluted)          (0.00)         (0.00)        (0.00)       (0.00)
                                =========      =========     =========    =========
Weighted average number of
 common shares outstanding      4,166,667      4,500,000     4,083,333    4,500,000
                                =========      =========     =========    =========


        The accompanying notes are an integral part of the consolidated financial statements.

                ORIGINAL SOURCE ENTERTAINMENT, INC,
                   (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Aug. 20, 2009
                                    Six Months    Six Months      (Inception)
                                      Ended          Ended          Through
                                  June 30, 2010  June 30, 2011   June 30, 2011
                                  -------------  -------------   -------------
Cash Flows From Operating
 Activities:
  Net income (loss) during the
   development stage                 $(2,779)       $(7,912)        $(16,735)

  Adjustments to reconcile net loss
   to net cash provided by (used for)
   operating activities:
    Related party payables                 -              -              952
    Accrued payables                       -             68               68
    Compensatory stock issuances       3,000              -            3,000
                                     -------        -------         --------
      Net cash provided by (used
       for) operating activities         221        (7,844)          (12,715)
                                     -------        -------         --------
Cash Flows From Investing
  Activities:
                                           -             -                 -
                                     -------        -------         --------
      Net cash provided by (used
       for) activities                     -             -                 -
                                     -------        -------         --------


                              (Continued On Following Page)




              The accompanying notes are an integral part
                of the consolidated financial statements.

                 ORIGINAL SOURCE ENTERTAINMENT, INC,
                   (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                (Continued From Previous Page)

                                                                 Aug. 20, 2009
                                    Six Months    Six Months      (Inception)
                                      Ended          Ended          Through
                                  June 30, 2010  June 30, 2011   June 30, 2011
                                  -------------  -------------   -------------

Cash Flows From Financing
 Activities:
  Notes payable - borrowings              -          3,500           16,000
  Sale of common stock                1,000              -            1,500
                                    -------        -------          -------

      Net cash provided by (used
       for) financing activities      1,000          3,500           17,500
                                    -------        -------          -------
Net Increase (Decrease) In Cash       1,221         (4,344)           4,785

Cash At The Beginning Of The
  Period                                  -          9,129                -
                                    -------        -------          -------
 Cash At The End Of The Period      $ 1,221        $ 4,785          $ 4,785


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
 Cash paid for interest             $     -        $     -          $     -
 Cash paid for income taxes         $     -        $     -          $     -


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  ORIGINAL SOURCE ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Original Source Entertainment, Inc. (the "Company"), was incorporated in the State of Nevada on August 20, 2009. The Company plans to license songs to the television and music industry for use in television shows or movies.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Original Source Entertainment, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income (loss) per share
---------------------------
The net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

               ORIGINAL SOURCE ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Income tax
----------
The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition
-------------------
Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Property and equipment
----------------------
Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation
------------------------
The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations for two months.

We have not received any significant revenues to date. As of June 30, 2011, we had a cash balance of $4,875. As a result of our limited working capital, we have had to limit our operations. Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

We are still pursuing our recent public offering. If we do not raise at least $75,000, we may attempt to raise additional capital through the private sale of our equity securities or borrowings from third party lenders. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the registrant or cease operations. We do not have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Liquidity and Capital Resources
-------------------------------
For the six months ended June 30, 2011 and 2010, we did not pursue any investing activities.

For the year ended December 31, 2010 and for the period from inception through December 31, 2009, we did not pursue any investing activities.

For the six months ended June 30, 2011, we received $1,000 from the sale of common stock. As a result, we had net cash provided by financing activities of $1,000 for the six months ended June 30, 2011.

For the six months ended June 30, 2010, we had notes payable-borrowings of $3,500. As a result, we had net cash provided by financing activities of $3,500 for the six months ended June 30, 2010.

For the year ended December 31, 2010, we had notes payable-borrowings of $12,500 and received proceeds from the sale of common stock of $500. As a result, we had net cash provided by financing activities of $13,000 for the year ended December, 2010.

For the period from inception through December 31, 2009, we received proceeds from the sale of common stock of $1,000 resulting in net cash provided by financing activities of $1,000.

If the offering is successful, we will have sufficient funds to last the registrant for the next twelve months, including additional sales and marketing efforts. If the offering is only partially successful, it may be necessary for us to raise additional capital through debt or equity. There can be no assurance that additional capital will be available to the registrant.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any
other sources.   Our inability to raise funds for the above purposes
will have a severe negative impact on our ability to remain a viable company.

Results of Operations
---------------------
For the three months ended June 30, 2011, we received royalty revenue of $1,218 and had general and administrative expenses of $2,400 resulting in an operating loss of $(1,182).

For the three months ended June 30, 2010, we received royalty revenue of $398 and had general and administrative expenses of $3,177 resulting in an operating loss of $(2,779).

For the six months ended June 30, 2011, we received royalty revenue of $4,285 and had general and administrative expenses of $12,133 resulting in an operating loss of $(7,844).

For the six months ended June 30, 2010, we received royalty revenue of $398 and had general and administrative expenses of $3,177 resulting in an operating loss of $(2,779).

For the year ended December 31, 2010, we received royalty revenue of $1,167 and had general and administrative expenses of $7,211 resulting in an operating loss of $6,044.

For the period from inception to December 31, 2009, we received royalty revenue of $398 and had general and administrative expenses of $3,177 resulting in an operating loss of $2,779.

General and administrative expenses will continue to increase as we complete our public offering and implement sales and marketing initiatives.

Plan of Operation
-----------------
Over the next twelve months, the registrant intends to focus on adding hundreds of additional songs to our catalog and to place as many songs with the television and movie industry as we possibly can.

On an ongoing basis, we will need to:

       Milestone                                 Timeline              Estimated Cost
- increase net sales and expand
   gross margin by continuing to
   locate additional songs;                     9-12 months           $1,000 to $5,000
- execute our marketing strategy
   to enhance customer awareness
   and appreciation of our catalog;             3-12 months           $1,000 to 50,000
- provide a superior client experience
   through consistent customer
   service that will ensure customer
   satisfaction and promote the frequency
   and value of customer spending;              2-12 months         $1,000 to $100,000
- expand distribution channels of our catalog.  6-12 months          $3,000 to $75,000

Our current cash balance is estimated to be sufficient to fund our current operations for two months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities. It is our intent to secure a market share in the music industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

In the event we are not successful in selling all of the securities to raise at least $75,000, we would utilize any available funds raised the following order of priority:
   - for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.
   -  for sales and marketing; and
   -  for the signing of additional intellectual property.

Going Concern
-------------
Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is
because we have generated only minimal revenues.   We do not anticipate
revenues will significantly increase until we begin heavily marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months. We can offer no assurance that we will raise any funds in this offering.

Off-Balance Sheet Arrangements
------------------------------
The registrant had no material off-balance sheet arrangements as of June 30, 2011.

Critical Accounting Policies and Estimates
------------------------------------------
Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

New Accounting Pronouncements
-----------------------------
The registrant has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.


Item 4.  Controls and Procedures

During the period ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   (Removed and Reserved)


Item 5.   Other Information
          None

Item 6.   Exhibits

   Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   Exhibit 101.INS**  XBRL Instance Document
   Exhibit 101.SCH**  XBRL Taxonomy Extension Schema Document
   Exhibit 101.CAL**  XBRL Taxonomy Extension Calculation Linkbase
                       Document
   Exhibit 101.DEF**  XBRL Taxonomy Extension Definition Linkbase
                       Document
   Exhibit 101.LAB**  XBRL Taxonomy Extension Label Linkbase Document
   Exhibit 101.PRE**  XBRL Taxonomy Extension Presentation Linkbase
                       Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2011

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker
---------------------------
Lecia L. Walker
Chief Executive Officer
Principal Financial Officer