Form 10-Q
period 2011-09-30
Original Source Entertainment, Inc.
filed 2011-11-07
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-169732

Original Source Entertainment, Inc.

(Exact name of Registrant

in its charter)

Nevada	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8201 South Santa Fe Drive #229, Littleton, CO	80120
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(303) 495-3728

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

The number of outstanding shares of the registrant's common stock, November 7, 2011:  Common Stock – 4,585,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. (Removed and Reserved)	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2011
	Dec. 31, 2010	(Unaudited)

ASSETS

Current assets
Cash	$9,129	$4,909
Total current assets	9,129	4,909

Total Assets	$9,129	$4,909

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$952	$952
Accrued interest payable	-	120
Notes payable - current	2,000	3,500
Total current liabilities	2,952	4,572

Notes payable	10,500	12,500

Total Liabilities	13,452	17,072

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized; 4,500,000 (2010)
and 4,585,000 (2011) shares
issued and outstanding	4,500	4,585
Additional paid in capital	-	4,165
Deficit accumulated during the dev. stage	(8,823)	(20,913)

Total Stockholders' Equity	(4,323)	(12,163)

Total Liabilities and Stockholders' Equity	$9,129	$4,909

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Aug. 20, 2009
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Royalty revenue	$273	$812	$1,167	$5,101	$6,666

Operating expenses:
General and administrative	5,471	4,938	6,664	17,071	27,459
	5,471	4,938	6,664	17,071	27,459

Gain (loss) from operations	(5,198)	(4,126)	(5,497)	(11,970)	(20,793)

Other income (expense):
Interest expense	-	(52)	-	(120)	(120)

Income (loss) before provision for income taxes	(5,198)	(4,178)	(5,497)	(12,090)	(20,913)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(5,198)	$(4,178)	$(5,497)	$(12,090)	$(20,913)

Net income (loss) per share
(Basic and fully diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	4,500,000	4,555,333	4,222,222	4,535,083

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Aug. 20, 2009
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(5,497)	$(12,090)	$(20,913)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	952	-	952
Accrued payables	-	120	120
Compensatory stock issuances	-	-	3,000

Net cash provided by (used for)
operating activities	(4,545)	(11,970)	(16,841)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

			Aug. 20, 2009
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	10,500	3,500	16,000
Sale of common stock	500	4,250	5,750
Net cash provided by (used for)
financing activities	11,000	7,750	21,750

Net Increase (Decrease) In Cash	6,455	(4,220)	4,909

Cash At The Beginning Of The Period	1,221	9,129	-

Cash At The End Of The Period	$7,676	$4,909	$4,909

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Original Source Entertainment, Inc. (the “Company”), was incorporated in the State of Nevada on August 20, 2009. The Company plans to license songs to the television and music industry for use in television shows or movies.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Income tax

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  Our current cash balance is estimated to be sufficient to fund our current operations for two months.

We have not received any significant revenues to date.  As of September 30, 2011, we had a cash balance of $4,909.  As a result of our limited working capital, we have had to limit our operations.  Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

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

Liquidity and Capital Resources

-------------------------------

For the nine months ended September 30, 2011 and 2010, we did not pursue any investing activities.

For the nine months ended September 30, 2011, we had notes payable-borrowings of $3,500 and received $4,250 from the sale of common stock.  As a result, we had net cash provided by financing activities of $7,750 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2010, we had notes payable-borrowings of $10,500 and received $500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $11,000 for the nine months ended September 30, 2010.

For the period from inception through September 30, 2011, we had notes payable-borrowings of $16,000 and received proceeds from the sale of common stock of $5,750 resulting in net cash provided by financing activities of $21,750.

We are currently pursuing a public offering of our common shares.  If the offering is successful, we will have sufficient funds to last the registrant for the next twelve months, including additional sales and marketing efforts.  If the offering is only partially successful, it may be necessary for us to raise additional capital through debt or equity.  There can be no assurance that additional capital will be available to the registrant.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.   Our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Results of Operations

---------------------

For the three months ended September 30, 2011, we received royalty revenue of $812 and had general and administrative expenses of $4,938 resulting in an operating loss of $(4,126).

For the three months ended September 30, 2010, we received royalty revenue of $273 and had general and administrative expenses of $5,471 resulting in an operating loss of $(5,198).

For the nine months ended September 30, 2011, we received royalty revenue of $5,101 and had general and administrative expenses of $17,071 resulting in an operating loss of $(11,970).

For the nine months ended September 30, 2010, we received royalty revenue of $1,167 and had general and administrative expenses of $6,664 resulting in an operating loss of $(5,497).

For the period from inception to September 30, 2011, we received royalty revenue of $6,666 and had general and administrative expenses of $27,459 resulting in an operating loss of $(20,793).

The increase in general and administrative expenses from 2010 to 2011 was directly related to our current public offering, including filing fees, auditing and legal fees.  General and administrative expenses will continue to increase as we complete our public offering and implement sales and marketing initiatives.

Plan of Operation

-----------------

Over the next twelve months, the registrant intends to focus on adding hundreds of additional songs to our catalog and to place as many songs with the television and movie industry as we possibly can.

On an ongoing basis, we will need to:

Milestone	Timeline	Estimated Cost
Increase net sales and expand gross margin by continuing to locate additional songs	9-12 months	$1,000 to $5,000
Execute our marketing strategy to enhance customer awareness and appreciation of our catalog	3-12 months	$1,000 to $50,000
Provide a superior client experience through consistent customer service that will ensure customer satisfaction and promote the frequency and value of customer spending	2-12 months	$1,000 to $100,000
Expand distribution channels of our catalog	6-12 months	$3,000 to $75,000

Our current cash balance is estimated to be sufficient to fund our current operations for two months.  We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities.  It is our intent to secure a market share in the music industry, which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

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

Going Concern

-------------

Our auditors have issued an opinion on our financial statements, which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations.  This is because we have generated only minimal revenues.   We do not anticipate revenues will significantly increase until we begin heavily marketing the product.  Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in our current public offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.  We can offer no assurance that we will raise any funds in our current public offering.

Off-Balance Sheet Arrangements

------------------------------

The registrant had no material off-balance sheet arrangements as of September 30, 2011.

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

Item 4.  Controls and Procedures

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 7, 2011

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

---------------------------

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer