Form 10-K
period 2011-12-31
Original Source Entertainment, Inc.
filed 2012-03-28
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  333-169732

ORIGINAL SOURCE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-0863354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

8201 South Santa Fe Drive #229, Littleton, CO 80120

(Address of principal executive offices, including zip code)

(303) 495-3728

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $78,650.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2012 was 5,073,000 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on August 20, 2009.  We are a development stage company, formed to license songs to the television and movie industry.  From our inception to date, we have generated very little revenues, and our operations have been limited to organizational, start-up, and capital formation activities.

We currently have no employees other than our officers, who are also our directors.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

License and Assignment Agreement.   In 2000, Lecia L. Walker assisted in launching Private Wavs, a successful music library which licenses music to television and film, along with her husband at that time. Part of her roll in that endeavor was to do the market research, product and packaging design, sales and marketing.  In 2007, she sold her interest in Private Wavs and in 2008, started a new music library under a DBA of Original Source Music, Inc.  Since that time she has placed more than 1,100 songs under contract.

On August 21, 2009, Lecia Walker granted a license for a period of ten (10) years for the entire list of songs to the registrant under a License and Assignment Agreement.  Pursuant to the License and Assignment Agreement, Ms. Walker was issued 3,000,000 common shares of the registrant

Lecia L. Walker is now an officer and director of the registrant, bringing her experience to the registrant, and intends to continue to place many new songs under contract and then to license those songs to the television and movie industry.

Convertible Promissory Note.  On June 28, 2010, the registrant entered into a Convertible Promissory Note for an amount of $2,000 with American Business Services, Inc., a Colorado corporation, an unaffiliated entity.  The promissory note is convertible into common stock of the registrant at 50% of the bid price of the stock at the time of conversion, if the stock is quoted on an exchange, or, if the stock is not quoted on an exchange, at double the par value of the stock.  This could result in as much as an additional dilution of 1,000,000 shares of stock, if the note was converted prior to the stock being quoted on an exchange.

Operations

We review hundreds of music tracks written, produced, and performed by artists who have not already signed away their rights to their original works, then to contract those songs with the highest quality and potential for placement in television and film.  The registrant intends to offer a wide variety of instrumental and vocal genres including pop, rock, R&B, jazz, country, singer/songwriter, new age, electronic, dance, funk, children's, adult contemporary, and more.

We contract with artists of all musical genres who own the publishing rights to their songs. We expect to sell the songs to television companies that produce shows for major television networks.  We have signed contracts with approximately 217 artist/composers.  The contracts give the registrant non-exclusive licensing rights and publishing rights in perpetuity.  The artists retain writer's rights and are given exposure to television and film through the registrant's catalog.

Artists are referred to the registrant through advertisement, A&R companies, and referrals from friends, registrant signed artists, and other music industry acquaintances

Current customers include the CBS, NBC and Warner Bros. television networks in Los Angeles, California (the home networks, not the local affiliates).  Warner Bros. generates approximately 90% of our revenues, NBC generates approximately 5% of our revenues, and CBS generates approximately 5% of our revenues.  A major production company whose name is proprietary has assisted in placing our music in these major networks and their efforts account for approximately 80% of the revenue received from those major networks.  An independent film maker whose name is also proprietary has generated no revenues for us at this time, but has accounts payable currently due to us in the amount of $2,000.  These stated figures include the royalties generated through public airing of productions containing our music which are paid through the performing rights organizations discussed in this prospectus.  Our target customer includes all other major and minor television networks, production companies and film makers.  We intend to reach such customer bases through marketing, advertising, and direct sales calls.

Our website's main purpose is to provide customers with immediate access to the registrant's catalog. To prevent illegal art exploitation, customers must have a login and password to access the registrant's website.  Customers are given access to the website only after verification of their role in the professional production industry.

We intend to:

   -  Advertise through the placement of advertisements in film, television and music industry magazines and on film, television and music industry websites

   - Market and promote the catalog by sending out regular e-mails and snail-mails highlighting particular artists, songs, or genres of music, and send out promotional products to promote branding and

   - Create a sales team through the hiring of salespeople to research, contact and develop service relationships with new customers.

Typical initial revenues per use in a production varies from $500 to $5,000 or more depending on the potential exposure and audience reach. Royalty revenues have the same value range for the first public airing and are reduced for each re-run, but continue for every public airing forever.

We believe we will be able to attract recording artists to our development stage company as artists want public exposure for their original works and payment for that exposure, which we offer the potential of providing at no cost to the artist.  We have already attracted many artists and continue receiving requests for song consideration regularly.

We intend to focus on the source music niche of music licensing, but provide music for background, and transitional uses as well.  The source music niche is music that is coming from a source in the production and is heard by the characters in the production; such as music being played in a coffee house that the characters are in, or music being played on a radio in the production.  Currently the registrant has more than 1,100 songs available for licensing, and is in the process of signing several hundred more songs to be added to the catalog in the near future and will soon be made available for television and film applications.  All genres of music are considered for addition to our catalog with a focus on vocal tracks.  Signing new songs is a process which involves artist relations such as discussing the contract with the artist, and familiarizing the artist with royalties, performing rights organizations, and rights to their art. It also involves reviewing the songs submitted by the artist, deciding which songs to contract, making a contract offer to the artist, preparing, sending & signing the contracts, obtaining specific descriptions and details of the songs from the artists, converting the songs into a variety of digital formats and cataloguing the songs with the appropriate performing rights organization and the registrant's music catalog.

The customer has access to these songs in a variety of ways including logging into our website at www.originalsourcemusic.com where they may search for several songs that are appropriate for their needs and download them directly into their production editing program.

Growth Strategy

We will be focusing on the addition of cues and transitional music for commercials and television programming transitions, something its major competitors do not seem to do at present.  Cues and transitional music is instrumental music that is played when commercials segue into and out of a program.  Television programming transitions are the programming that transitions one show into another show or into or out of a commercial.  By becoming more established in the source music niche, our company will be well known by key decision makers in the purchasing and licensing departments employed by our customers.  By fostering such relationships and because we have established vendor accounts with our customers, theses decision makers may readily approve potential licenses in other areas of music placement such as cues and transitional music.  Once we gain access to this market, our sales force will begin to target potential customers such as news programs, weather programs, and advertising agencies.

We intend to enter that market as soon as possible.  We intend to examine signing genres of music that are in demand by potential customers but are not available from its competitors at present.  We will also examine the creation of a recording label to give the general public access to purchasing the songs in its catalog.

Additionally, we began to heavily market our catalog in June 2011 in preparation for the fall television season utilizing the proceeds from this offering or loans from Lecia Walker, an officer and director.  We have thus far spent $2,700 on advertising.

Revenue

The registrant receives revenues in two ways:

   1. Commercial productions pay licensing fees to place a track into their production.

   2. The registrant owns the publishing rights to all of its songs, and when a production containing a track licensed from the registrant is aired through a public venue, royalties are paid to the registrant by the assigned performing rights organization, such as American Society of Authors and Composers, the Broadcast Music, Inc. or Society of European Stage Authors & Composers.  These three performing rights organizations represent songwriters and publishers in the U.S. and their right to be compensated for having their music performed in public.

We do not anticipate that revenues will significantly increase until we are able to heavily market our catalog.  If we are unable to raise the funds needed, Ms. Walker, an officer and director has verbally agreed to lend the necessary funds to move forward with the marketing and promotion.  These monies shall be provided as her personal budget allows, considering each marketing or promotional activity individually.  These loans shall be without interest and shall have no specific repayment date.  Any amounts loaned will be repaid when revenues allow, if ever.

Competition

The music industry is intensely competitive and fragmented.  We will compete on the basis of price and selection against other small companies like ours, as well as large companies that have a similar business and large marketing companies.

Some of our major competitors are:

Heavy Hitters Music: Heavy Hitters Music has been in the music licensing business for over 30 years and seems to be the pioneer of the source music niche.  Their website boasts a catalog of over 8,500 music tracks.  In 2007, former CBS TV executive, Cindy Slaughter, and her husband, Mark purchased Heavy Hitters.

MasterSource: Mastersource became the first real source music competitor for Heavy Hitters when it was formed in 1992 by Marc Ferrari. MasterSource seems to be the first and only competitor with tracks available to the general public.

Killer Tracks: Killer Tracks has been in business for twenty years according to their website. They boast 2000 CDs of music available, yet only a small fraction includes source music. They specialize in background, score, special FX and studio music.

J2R Music: J2R Music has a variety of source music for licensing to television and film.

Free Play Music: Free Play Music has a large variety of production music, and a growing number of source music tracks.  Although their name indicates the music is free, it is not free for commercial use.

Sync Free Music: Sync Free Music has a large variety of production music, and a growing number of source music tracks.  Although their name indicates the music is free, it is not free for commercial use.

License Jazz: License Jazz is a new company targeting commercial jazz music needs.

Pump Audio: Pump Audio started in 2001 and has some source music, but specializes in production and transition music.

Patents and Trademarks

The registrant does not, at this time, have any patents or trademarks.  However, the registrant intends to trademark certain logos which the registrant will be using.

Governmental Regulations

The business of the registrant does not fall under any government regulations.

Employees

At this time, we have no employees other than our executive officers, who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers.  The executive officers do not intend to accept any payment for their services from the receipts of this offering.

As the registrant grows, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Reports to Security Holders

We intend to become a fully reporting company under the requirements of the Exchange Act, and will file the necessary quarterly and other reports with the Securities and Exchange Commission.  Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information.  The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The registrant executive offices consists of 400 square feet and are located at 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado, 80120, in space presently leased by the registrant's officers supplied at no charge to the registrant.  The registrant believes that its current office space will be adequate for the foreseeable future.  We have no plans to lease additional space in the next twelve months.

The address of our principal executive office is c/o Ms. Lecia L. Walker, Original Source Music, Inc.  8201 South Santa Fe Drive, Suite 229, Littleton, Colorado 80120.  Our telephone number is (303) 495-3728.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Original Source.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information.  There has been no trading market for Original Source's Common Stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 34 record holders of Original Source's common stock as of March 27, 2012.

    Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

    Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

   Performance graph. Not applicable.

   Sale of unregistered securities. None.

b) Use of Proceeds. Not applicable.

c) Purchases of Equity Securities by the issuers and affiliated purchasers.  None.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.

Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Original Source) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Original Source believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Original Source’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Original Source’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

Original Source undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies.  Original Source continually evaluates the accounting policies and estimates used to prepare the financial statements.  Original Source bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Original Source’s financial statements.

Liquidity and Capital Resources

At December 31, 2011, Original Source had a cash balance of $13,851, which represents a $4,722 increase from the $9,129 balance at December 31, 2010.  The increase was primarily the result of the sale of common stock to help pay for the increased general and administrative expenses.

For the period from Inception (August 20, 2009) through December 31, 2011, we did not pursue any investing activities.

For the year ended December 31, 2011, we received $3,500 from notes payable – borrowings and $28,650 from sale of common stock.  As a result, we had net cash provided by financing activities of $32,150 for the year ended December 31, 2011.

For the year ended December 31, 2010, we received $12,500 from notes payable – borrowings and $500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $13,000 for the year ended December 31, 2010.

For the period from Inception (August 20, 2009) through December 31, 2011, we received $16,000 from notes payable – borrowings and $30,150 from the sale of common stock.  As a result, we had net cash provided by financing activities of $46,150 for the period from Inception (August 20, 2009) through December 31, 2011.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $27,604 and $6,044 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated March 27, 2012. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Original Source incurred a net loss of $27,428 in 2011 versus a net loss of $6,044 in 2010. General and administrative expenses were $30,688 in 2011 compared to $7,211 in 2010, an increase of $23,477.

For the year ended December 31, 2011, we had a net loss of $27,604 during the development stage.  We received $176 from accrued payables, resulting in net cash used for operating activities of $27,428 for the year ended December 31, 2011.  For the year ended December 31, 2010, we had a net loss of $6,044 during the development stage.  We received $952 from related party payables, resulting in net cash used for operating activities of $5,092 for the year ended December 31, 2010.

For the period from Inception (August 20, 2009) through December 31, 2011, we had net losses of $36,427.  We had related party payables of $952, accrued payables of $176, and compensatory stock issuances of $3,000, resulting in a net loss of $32,299 for the period from Inception (August 20, 2009) through December 31, 2011.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Original Source to satisfy the requirements of a reporting company.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Original Source Entertainment, Inc.

Index to

Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Original Source Entertainment, Inc.

Littleton, Colorado

I have audited the accompanying consolidated balance sheets of Original Source Entertainment, Inc. (a development stage company) as of December 31, 2010 and 2011, and the related consolidated  statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from August 20, 2009 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Original Source Entertainment, Inc. at  December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from August 20, 2009 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations and has limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

February 10, 2012

            RONALD R. CHADWICK, P.C.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Dec. 31,
	2010	2011

ASSETS

Current assets
Cash	$9,129	$13,851
Total current assets	9,129	13,851

Total Assets	$9,129	$13,851

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$952	$952
Accrued interest payable	-	176
Notes payable - current	2,000	3,500
Total current liabilities	2,952	4,628

Notes payable	10,500	12,500

Total Liabilities	13,452	17,128

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized; 4,500,000 (2010)
and 5,073,000 (2011) shares
issued and outstanding	4,500	5,073
Additional paid in capital	-	28,077
Deficit accumulated during the dev. stage	(8,823)	(36,427)

Total Stockholders' Equity	(4,323)	(3,277)

Total Liabilities and Stockholders' Equity	$9,129	$13,851

The accompanying notes are an integral part of the financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Aug. 20, 2009
			(Inception)
	Year Ended	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011

Revenues	$1,167	$5,398	$6,963
Cost of sales	-	2,138	2,138
Gross profit	1,167	3,260	4,825

Operating expenses:
General and administrative	7,211	30,688	41,076
	7,211	30,688	41,076

Gain (loss) from operations	(6,044)	(27,428)	(36,251)

Other income (expense):
Interest expense	-	(176)	(176)

Income (loss) before provision for income taxes	(6,044)	(27,604)	(36,427)

Provision for income tax	-	-	-

Net income (loss)	$(6,044)	$(27,604)	$(36,427)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	4,291,667	4,643,250

The accompanying notes are an integral part of the financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Deficit
							Accum.
	Common Stock		Preferred Stock				During the	Stock-
		Amount		Amount	Paid In		Development	holders'
	Shares	($.001 Par)	Shares	($.001 Par)	Capital		Stage	Equity

Balances at August 20, 2009	-	$-	-	$-	$-		$-	$-

Common stock issued to founders
for services	3,000,000	3,000			-		-	3,000

Common stock issued for cash	1,000,000	1,000			-		-	1,000

Net income (loss) for the period							(2,779)	(2,779)

Balances at December 31, 2009	4,000,000	$4,000	-	$-	$-	$-	$(2,779)	$1,221

Common stock issued for cash	500,000	500			-		-	500

Net income (loss) for the year							(6,044)	(6,044)

Balances at December 31, 2010	4,500,000	$4,500	-	$-	$-	$-	$(8,823)	$(4,323)

Common stock issued for cash	573,000	573			28,077		-	28,650

Net income (loss) for the year							(27,604)	(27,604)

Balances at December 31, 2011	5,073,000	$5,073	-	$-	$28,077	$-	$(36,427)	$(3,277)

The accompanying notes are an integral part of the financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Aug. 20, 2009
			(Inception)
	Year Ended	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011
Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(6,044)	$(27,604)	$(36,427)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	952	-	952
Accrued payables		176	176
Compensatory stock issuances	-	-	3,000
Net cash provided by (used for)
operating activities	(5,092)	(27,428)	(32,299)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	12,500	3,500	16,000
Sale of common stock	500	28,650	30,150
Net cash provided by (used for)
financing activities	13,000	32,150	46,150

Net Increase (Decrease) In Cash	7,908	4,722	13,851

Cash At The Beginning Of The Period	1,221	9,129	-

Cash At The End Of The Period	$9,129	$13,851	$13,851

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Original Source Entertainment, Inc. (the “Company”) was incorporated on August 20, 2009 in the State of Nevada.  The Company has had limited activity and revenue and is in the development stage, and its intent is to license songs to the television and music industry for use in television shows or movies.

The Company has chosen December 31 as a year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The  Company has suffered losses and has  limited working capital. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through borrowing from individuals, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater royalty revenues from licensed songs. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Original Source Entertainment, Inc.  and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies

Organization (Continued)

Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Property and equipment

The Company has no property or equipment at this time.

Revenue Recognition

The Company utilizes the accrual method of accounting.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.  Customers' prepayments are deferred until products are shipped and accepted by the customers.

Advertising expenses

Advertising costs are expensed when incurred. The Company’s marketing and advertising costs for 2010 and 2011 were $0 and $2,700.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies

Organization (Continued)

Income taxes

Income taxes are accounted for in accordance with ASC 740, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company is currently filing its income tax returns on the cash basis.

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheets, approximates fair value.

Products and services, geographic areas and major customers

The Company derives revenue from the licensing of songs to the television and music industry. It currently has no separate operating segments. The Company's sales are external and domestic.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies

Organization (Continued)

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

Note 2 — Notes payable

At December 31, 2010 and 2011 the Company had notes payable totaling $12,500 and $16,000. Two notes with balances at end 2010 and 2011 of $1,500 and $9,000 are due to a related party shareholder, are unsecured, bear no interest until June 1, 2011 and December 31, 2012 respectively and 6% compounded monthly thereafter, with principal and interest due in full at June 1, 2012 and December 31, 2013. One note with a balance at end 2011 of $3,500 is due to a related party shareholder, is unsecured, bears no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due in full at December 31, 2013.

The Company’s other note with a balance at end 2010 and 2011 of $2,000 is unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2011. The principal balance on the note is convertible anytime at the holder’s discretion into common shares of the Company at 50% of the lowest bid price of the Company’s common stock if quoted on an exchange, or if not quoted, at double the par value.

Accrued interest payable under all notes at end 2010 and 2011 was $0 and $176, with interest expense in 2010 and 2011 of $0 and $176.

The future principal repayment schedule by year for all notes combined is: Presently due $2000, 2012 $1,500, 2013 $12,500.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2011

Note 3 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2010 and 2011 the Company had net operating loss carryforwards of approximately $8,700 and $36,300 which will expire in 2029. The deferred tax asset of $1,736 and $7,257 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $1,181 and $5,521.

Note 4 – Stockholders’ Equity

Common Stock

The Company as of December 31, 2010 and 2011 had 45,000,000 shares of authorized common stock, $.001 par value, with 4,500,000 and 5,073,000 shares issued and outstanding.

Preferred Stock

The Company as of December 31, 2010 and 2011 had 5,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

 Note 5 – Subsequent Events

The Company evaluated events subsequent to the balance sheet date of December 31, 2011 through the date that these financial statements were available for issuance and has determined that there are no subsequent events that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated.  Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Since
Lecia L. Walker	45	CEO/CFO/Director	Inception
8201 South Santa Fe Drive		Controller	to present
#229
Littleton, CO 80120

E. Lynn Atwood	67	Secretary/ Director	Inception
8201 South Santa Fe Drive			to present
#229
Littleton, CO 80120

   Lecia L. Walker.  Lecia L. Walker has been involved in the entertainment industry for over 27 years.

From 2007 to present, Ms. Walker has owned and operated Original Source Music, Inc., a music library.   From 2000 - 2007, Ms. Walker assisted in launching Private Wavs, a music library which licenses music to television and film.  In preparation for the launch, she conducted the market research, product and packaging design, sales, and marketing for the entity.

While in school, Ms. Walker was an extra in the movie, Footloose, modeled for ZCMI department stores, and performed in various community, high school, and college productions.  From 1997 to 1998, Ms. Walker interned at KZLA radio station in Los Angeles, CA where she gained extensive understanding of all aspects of radio.  During 1997 and 1998, Ms. Walker was a DJ for KSBR radio in Orange County, CA and created and produced her own children's radio program, Bedtime Stories with Aunt Clara while there.

From 1987 to 1997, Ms. Walker worked as a personal assistant for C.B. Walker, a singer/songwriter, where she learned the ins and outs of publishing and recording contracts, record sales, and top-10 radio hits in the United States and Europe.

Ms. Walker received her bachelor's degree in biology from California State University Long Beach in 1993, and her master's degree in business administration from the University of Phoenix in 2010.

Until completion of the offering, Ms. Walker will provide up to twenty hours per week depending on the needs of the registrant.   Thereafter, she will be providing up to thirty hours per week to the registrant depending on the needs of the registrant.  Such duties include planning, marketing, promotion, accounting, customer service, artist relations, and other company activities.

Management is of the opinion that the other activities of Lecia Walker in Original Source Music, Inc. will not conflict with the business activities of the registrant due to the terms of the license agreement.

   E. Lynn Atwood.   E. Lynn Atwood has been an artist in business for over 50 years.  From 2007 to present, Ms. Atwood has worked as a graphic artist for Original Source Music, Inc., a music library.  From 2005-2007, Ms. Atwood worked as a freelance graphic artist.  Ms. Atwood was the lead artist and part owner of Sundance Graphics in San Juan Capistrano, California.  She designed all of the outerwear for the Southern California Volleyball Athletic Association sponsored by Reebok for four years.  Her fabric design won first prize at the Laguna Art Festival in the '90's and was printed on over 3,000 t-shirts sold. Raisin's Bathing Suits, which sold in Hawaii and Southern California, was her client for several years.  Ms. Atwood worked as a graphic artist and brochure designer for Bliss Studios in Jackson Hole, Wyoming from 1992 to 1993.  Ms. Atwood also worked as a layout artist at Hallmark Cards from 1994 to 1995.  Ms. Atwood designed all artwork for Original Source Music including the logo, stationery, business cards, marketing postcards, and CD labels.

Until completion of the offering, Ms. Atwood will provide up to two hours per week depending on the needs of the registrant.  Thereafter, she will be providing up to thirty hours per week to the registrant depending on the needs of the registrant.  Such duties include planning, marketing, promotion, accounting, customer service, artist relations, and other company activities.

Management is of the opinion that the other activities of E. Lynn Atwood in Original Source Music, Inc. will not conflict with the business activities of the registrant due to the terms of the license agreement.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Original Source's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Original Source.

Based solely on review of the copies of such forms furnished to Original Source, Original Source's two (2) directors did not file their reports on a timely basis.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Lecia L. Walker	2011	-	-	-	-	-	-	-
CEO/ CFO/	2010	-	-	-	-	-	-	-
Director

E. Lynn Atwood	2011	-	-	-	-	-	-	-
Secretary/	2010	-	-	-	-	-	-	-
Director

Compensation Discussion and Analysis

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options/ SAR Grants

We do not currently have a stock option plan.  No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2012, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and address	Amount	Percentage
Lecia L. Walker	3,000,000	59.14%
8201 South Santa Fe Drive
#229
Littleton, CO 80120

E. Lynn Atwood	500,000	9.86%
8201 South Santa Fe Drive
#229
Littleton, CO 80120

Officers and Directors as a group (2 persons)	3,500,000	68.99%

Linda Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of March 27, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lecia L. Walker and E. Lynn Atwood are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2011 and 2010, there were no transactions with related persons.

Our administrative functions are operated from the home of our president.  We do not pay our president for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, were $7,750 and $6,500 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for assurance and related services by Ronald R. Chadwick, P.C. that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2011 and 2010 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2011 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Ronald R. Chadwick, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

All of the following exhibits are incorporated by reference

   3    Articles of Incorporation, By-Laws incorporated by reference to Form S-1 filed November October 4, 2010

         (i)      Articles of Incorporation and amendment.

         (ii)     By-Laws.

  10   License and Assignment Agreement dated August 21, 2009 incorporated by reference to Form S-1 filed November October 4, 2010

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/ Lecia L. Walker

    Lecia L. Walker

    President

    Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lecia L. Walker

    Lecia L. Walker

    CEO, CFO, Controller, Director

    Dated: March 27, 2012

By: /s/ E. Lynn Atwood

    E. Lynn Atwood

    Director

    Dated: March 27, 2012