Form 10-Q
period 2012-03-31
Original Source Entertainment, Inc.
filed 2012-05-15
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

The number of outstanding shares of the registrant's common stock, May 15, 2012:  Common Stock – 5,073,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Mar. 31, 2012
	2011	(Unaudited)
ASSETS
Current assets
Cash	$13,851	$8,332
Total current assets	13,851	8,332

Total Assets	$13,851	$8,332

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Related party payables	$952	$952
Accrued interest payable	176	231
Notes payable - current	3,500	3,500
Total current liabilities	4,628	4,683

Notes payable	12,500	12,500

Total Liabilities	17,128	17,183

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized;
5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	28,077
Deficit accumulated during the dev. stage	(36,427)	(42,001)

Total Stockholders' Equity	(3,277)	(8,851)

Total Liabilities and Stockholders' Equity	$13,851	$8,332

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Aug. 20, 2009
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2012

Revenues	$3,071	$147	$7,110
Cost of sales	-	-	2,138
Gross profit	3,071	147	4,972

Operating expenses:
General and administrative	9,733	5,666	46,742
	9,733	5,666	46,742

Gain (loss) from operations	(6,662)	(5,519)	(41,770)

Other income (expense):
Interest expense	(30)	(55)	(231)

Income (loss) before provision for income taxes	(6,692)	(5,574)	(42,001)

Provision for income tax	-	-	-

Net income (loss)	$(6,692)	$(5,574)	$(42,001)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,500,000	5,073,000

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Aug. 20, 2009
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011
Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(6,692)	$(5,574)	$(42,001)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	-	-	952
Accrued payables	30	55	231
Compensatory stock issuances	-	-	3,000
Net cash provided by (used for)
operating activities	(6,662)	(5,519)	(37,818)

Cash Flows From Investing Activities:	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	-	-	16,000
Sale of common stock	-	-	30,150
Net cash provided by (used for)
financing activities	-	-	46,150

Net Increase (Decrease) In Cash	(6,662)	(5,519)	8,332

Cash At The Beginning Of The Period	9,129	13,851	-
Cash At The End Of The Period	$2,467	$8,332	$8,332

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form

10-Q (as well as information included in oral statements or other written statements made or to be made by Original Source) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Original Source believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Original Source’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Original Source’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-Q.

Original Source undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Liquidity and Capital Resources

At March 31, 2012, Original Source had a cash balance of $8,332, which represents a $4,519 decrease from the $13,851 balance at December 31, 2011.  The decrease was primarily the result of increased general and administrative expenses.

For the three months ended March 31, 2012 and 2011, we did not pursue any investing activities.

For the three months ended March 31, 2012 and 2011, we did not pursue any financing activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $5,574 and $6,692 for the three months ended March 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, Original Source received revenues of only $147, had general and administrative expenses of $5,666 and interest expense of $30 resulting in a net loss of $(5,519).

Comparatively, for the three months ended March 31, 2011, Original Source received revenues of $3,071, had general and administrative expenses of $9,733 and interest expense of $55 resulting in a net loss of $(6,662).

Management made continued efforts to reduce general and administrative expenses for the three months ended March 31, 2012 due to the lack of revenue.

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not applicable

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

Dated: May 15, 2012

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer