Form 10-Q
period 2012-06-30
Original Source Entertainment, Inc.
filed 2012-08-15
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

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

The number of outstanding shares of the registrant's common stock, August 15, 2012:  Common Stock – 5,073,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	June 30, 2012
	2011	(Unaudited)

ASSETS

Current assets
Cash	$13,851	$6,046
Total current assets	13,851	6,046

Total Assets	$13,851	$6,046

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$952	$952
Accrued interest payable	176	296
Notes payable - current	3,500	3,500
Total current liabilities	4,628	4,748

Notes payable	12,500	12,500

Total Liabilities	17,128	17,248

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized;
5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	28,077
Deficit accumulated during the dev. stage	(36,427)	(44,352)

Total Stockholders' Equity	(3,277)	(11,202)

Total Liabilities and Stockholders' Equity	$13,851	$ 6,046

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Aug. 20, 2009
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2012

Royalty revenue	$1,218	$391	$4,289	$538	$7,501
Cost of sales	-	-	-	-	2,138
Gross profit	1,218	391	4,289	538	5,363

Operating expenses:
General and administrative	2,400	2,677	12,133	8,343	49,419
	2,400	2,677	12,133	8,343	49,419

Gain (loss) from operations	(1,182)	(2,286)	(7,844)	(7,805)	(44,056)

Other income (expense):
Interest expense	(38)	(65)	(68)	(120)	(296)

Income (loss) before provision for income taxes	(1,220)	(2,351)	(7,912)	(7,925)	(44,352)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(1,220)	$(2,351)	$(7,912)	$(7,925)	$(44,352)

Net income (loss) per share
(Basic and fully diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	4,500,000	4,500,000	4,083,333	4,500,000

The accompanying notes are an integral part of the consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Aug. 20, 2009
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(7,912)	$(7,925)	$(44,352)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	-	-	952
Accrued payables	68	120	296
Compensatory stock issuances	-	-	3,000
Net cash provided by (used for)
operating activities	(7,844)	(7,805)	(40,104)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	3,500	-	16,000
Sale of common stock	-	-	30,150
Net cash provided by (used for)
financing activities	3,500	-	46,150

Net Increase (Decrease) In Cash	(4,344)	(7,805)	6,046

Cash At The Beginning Of The Period	9,129	13,851	-
Cash At The End Of The Period	$4,785	$6,046	$6,046

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

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

Liquidity and Capital Resources

At June 30, 2012, Original Source had a cash balance of $6,046, which represents a $7,805 decrease from the $13,851 balance at December 31, 2011.  The decrease was primarily the result of increased general and administrative expenses.

For the six months ended June 30, 2012 and 2011, we did not pursue any investing activities.

For the six months ended June 30, 2012, we did not pursue any financing activities.  For the six months ended June 30, 2011, we received $3,500 from notes payable – borrowings, resulting in net cash provided by financing activities for the period of $3,500.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $7,805 and $7,844 for the six months ended June 30, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, and for the period from August 20, 2009 (Inception) through June 30, 2012.

For the three months ended June 30, 2012, we received royalty revenues of $391, had general and administrative expenses of $2,677 and interest expense of $65, resulting in a net loss of $2,351 for the period.

Comparatively, for the three months ended June 30, 2011, we received royalty revenues of $1,218, had general and administrative expenses of $2,400 and interest expenses of $38, resulting in a net loss of $1,220 for the period.

For the six months ended June 30, 2012, we received royalty revenues of $538, had general and administrative expenses of $8,343, and had interest expense of $120, resulting in a net loss of $7,925 for the period.

Comparatively, for the six months ended June 30, 2011, we received royalty revenues of $4,289, had general and administrative expenses of $12,133, and had interest expense of $68, resulting in a net loss of $7,912 for the period.

For the period from August 20, 2009 (Inception) through June 30, 2012, we received royalty revenues of $7,501 and had cost of sales of $2,138, resulting in a gross profit of $5,363.  We had general and administrative expenses of $49,419 and interest expense of $296, resulting in net loss of $44,352 for the period.

Management made continued efforts to reduce general and administrative expenses for the three and six months ended June 30, 2012 and 2011, and for the period from August 20, 2009 (Inception) through June 30, 2012 due to the lack of revenue.

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

Item 4.  Controls and Procedures

During the three and six months ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

12

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

Dated: August 15, 2012

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer