Form 10-K
period 2012-12-31
Original Source Entertainment, Inc.
filed 2013-04-11
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  000-54716

ORIGINAL SOURCE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-0863354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 11, 2013 was 5,073,000 shares of its $.001 par value common stock.

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

On August 21, 2009, Ms. Walker granted a license for a period of ten (10) years for the entire list of songs to the registrant under a License and Assignment Agreement.  Pursuant to the License and Assignment Agreement, Ms. Walker was issued 3,000,000 common shares of the registrant

Ms. Walker is now an officer and director of the registrant, bringing her experience to the registrant, and intends to continue to place many new songs under contract and then to license those songs to the television and movie industry.

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

    Holders.  There were approximately 34 record holders of Original Source's common stock as of April 11, 2013.

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

Liquidity and Capital Resources

At December 31, 2012, Original Source had a cash balance of $1,118, which is a $12,733 decrease from the $13,851 balance at December 31, 2011.  This decrease is a result of increased current notes payable.

For the period from Inception (August 20, 2009) through December 31, 2012, we did not pursue any investing activities.

For the year ended December 31, 2012, we received $1,000 from notes payable – borrowings.  As a result, we had net cash provided by financing activities of $1,000 for the year ended December 31, 2012.

For the year ended December 31, 2011, we received $3,500 from notes payable – borrowings and $28,650 from sale of common stock.  As a result, we had net cash provided by financing activities of $32,150 for the year ended December 31, 2011.

For the period from Inception (August 20, 2009) through December 31, 2012, we received $17,000 from notes payable – borrowings and $30,150 from the sale of common stock.  As a result, we had net cash provided by financing activities of $47,150 for the period from Inception (August 20, 2009) through December 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $13,960 and $27,604 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated March 2, 2013. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Original Source incurred a net loss of 13,960 in 2012 compared to a net loss of $27,428 in 2011. General and administrative expenses were $14,654 in 2012 compared to $30,688 in 2011, a decrease of $14,034.

For the year ended December 31, 2012, we had a net loss of 13,960 during the development stage.  We received $227 from accrued payables, resulting in net cash used for operating activities of $13,733 for the year ended December 31, 2012.  Comparatively, for the year ended December 31, 2011, we had a net loss of $27,604 during the development stage.  We received $176 from accrued payables, resulting in net cash used for operating activities of $27,428 for the year ended December 31, 2011.

For the period from Inception (August 20, 2009) through December 31, 2012, we had net losses of $50,387.  We had related party payables of $952, accrued payables of $403, and compensatory stock issuances of $3,000, resulting in a net loss of $46,032 for the period from Inception (August 20, 2009) through December 31, 2012.

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

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Original Source Entertainment, Inc.

Littleton, Colorado

I have audited the accompanying consolidated balance sheets of Original Source Entertainment, Inc. (a development stage company) as of December 31, 2011 and 2012, and the related consolidated  statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from August 20, 2009 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Original Source Entertainment, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from August 20, 2009 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

Ronald R. Chadwick, P.C.

March 2, 2013

            RONALD R. CHADWICK, P.C.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Consolidated Balance Sheets

	Dec. 31, 2011	Dec. 31, 2012

ASSETS
Current assets
Cash	$ 13,851	$ 1,118
Total current assets	13,851	1,118
Total Assets	$ 13,851	$ 1,118

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 952	$ 952
Accrued interest payable	176	403
Notes payable - current	3,500	17,000
Total current liabilities	4,628	18,355

Notes payable	12,500	-

Total Liabilities	17,128	18,355

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	28,077
Deficit accumulated during the dev. stage	(36,427)	(50,387)

Total Stockholders' Equity	(3,277)	(17,237)

Total Liabilities and Stockholders' Equity	$ 13,851	$ 1,118

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Consolidated Statements of Operations

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012	Aug. 20, 2009 (Inception) Though Dec. 31, 2012

Revenues	$ 5,398	$ 921	$ 7,884
Cost of sales	2,138	-	2,138
Gross profit	3,260	921	5,746

Operating expenses:
General and administrative	30,688	14,654	55,730
	30,688	14,654	55,730

Gain (loss) from operations	(27,428)	(13,733)	(49,984)

Other income (expense):
Interest expense	(176)	(227)	(403)

Income (loss) before provision for income taxes	(27,604)	(13,960)	(50,387)

Provision for income tax	-	-	-

Net income (loss)	$ (27,604)	$ (13,960)	$ (50,387)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	4,643,250	5,073,000

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock Shares	Common Stock Amount ($.001 Par)	Preferred Stock Shares	Preferred Stock Amount ($.001 Par)	Paid In Capital	Deficit Accumulated During the Development Stage	Stockholders' Equity

Balances at August 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued to founders for services	3,000,000	3,000			-	-	3,000

Common stock issued for cash	1,000,000	1,000			-	-	1,000

Net income (loss) for the period						(2,779)	(2,779)

Balances at December 31, 2009	4,000,000	$ 4,000	-	$ -	$ -	$ (2,779)	$ 1,221

Common stock issued for cash	500,000	500			-	-	500

Net income (loss) for the year						(6,044)	(6,044)

Balances at December 31, 2010	4,500,000	$ 4,500	-	$ -	$ -	$ (8,823)	$ (4,323)

Common stock issued for cash	573,000	573			28,077	-	28,650

Net income (loss) for the year						(27,604)	(27,604)

Balances at December 31, 2011	5,073,000	$ 5,073	-	$ -	$ 28,077	$ (36,427)	$ (3,277)

Net income (loss) for the year						(13,960)	(13,960)

Balances at December 31, 2012	5,073,000	$ 5,073	-	$ -	$ 28,077	$ (50,387)	$(17,237)

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012	Aug. 20, 2009 (Inception) Through Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (27,604)	$ (13,960)	$ (50,387)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Related party payables	-	-	952
Accrued payables	176	227	403
Compensatory stock issuances	-	-	3,000

Net cash provided by (used for) operating activities	(27,428)	(13,733)	(46,032)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	3,500	1,000	17,000
Sale of common stock	28,650	-	30,150

Net cash provided by (used for) financing activities	32,150	1,000	47,150

Net Increase (Decrease) In Cash	4,722	(12,733)	1,118
Cash At The Beginning Of The Period	9,129	13,851	-
Cash At The End Of The Period	$ 13,851	$ 1,118	$ 1,118

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2012

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has suffered losses and has limited working capital. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through borrowing from individuals, or through borrowings from financial institutions. By doing so, the Company hopes, through increased marketing efforts, to generate greater royalty revenues from licensed songs. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Advertising expenses

Advertising costs are expensed when incurred. The Company’s marketing and advertising costs for 2011 and 2012 were $2,700 and $96.

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

Note 2 — Notes payable

At December 31, 2011 and 2012 the Company had notes payable totaling $16,000 and $17,000. One note with a balance at end 2011 and 2012 of $1,500 is due to a related party shareholder, is unsecured, bears no interest until June 1, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 1, 2012. Two notes with balances at end 2011 and 2012 of $12,500 and $13,500 are due to a related party shareholder, are unsecured, bear no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due in full at December 31, 2013.

The Company’s other note with a balance at end 2011 and 2012 of $2,000 is unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2011. The principal balance on the note is convertible anytime at the holder’s discretion into common shares of the Company at 50% of the lowest bid price of the Company’s common stock if quoted on an exchange, or if not quoted, at double the par value.

Accrued interest payable under all notes at end 2011 and 2012 was $176 and $403, with interest expense in 2011 and 2012 of $176 and $403.

The future principal repayment schedule by year for all notes combined is: Presently due $3,500, 2013 $13,500.

Note 3 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2011 and 2012 the Company had net operating loss carryforwards of approximately $36,300 and $50,200 which will expire in 2029. The deferred tax asset of $7,257 and $10,049 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2012 was $5,521 and $2,792.

Note 4 – Stockholders’ Equity

Common Stock

The Company as of December 31, 2011 and 2012 had 45,000,000 shares of authorized common stock, $.001 par value, with 5,073,000 shares issued and outstanding.

Preferred Stock

The Company as of December 31, 2011 and 2012 had 5,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Lecia L. Walker	46	CEO/CFO/Director	Inception
8201 South Santa Fe Drive		Controller	to present
#229
Littleton, CO 80120

E. Lynn Atwood	68	Secretary/ Director	Inception
8201 South Santa Fe Drive			to present
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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Lecia L. Walker	2012	-	-	-	-	-	-	-
CEO/ CFO/	2011	-	-	-	-	-	-	-
Director

E. Lynn Atwood	2012	-	-	-	-	-	-	-
Secretary/	2011	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 11, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and address	Amount	Percentage
Lecia L. Walker	3,000,000	59.14%
8201 South Santa Fe Drive
#229
Littleton, CO 80120

E. Lynn Atwood	500,000	9.86%
8201 South Santa Fe Drive
#229
Littleton, CO 80120

Officers and Directors as a group (2 persons)	3,500,000	68.99%

Linda Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of April 11, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lecia L. Walker and E. Lynn Atwood are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2012 and 2011, there were no transactions with related persons.

Our administrative functions are operated from the home of our president.  We do not pay our president for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011, were $7,500 and $7,750 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for assurance and related services by Ronald R. Chadwick, P.C. that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2012 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Ronald R. Chadwick, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	October 10, 2010
3.2	Bylaws	Form S-1	October 10, 2010
10	License and Assignment Agreement Dated August 21, 2009	Form S-1	October 10, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/ Lecia L. Walker

    Lecia L. Walker

    President

    Dated: April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lecia L. Walker

    Lecia L. Walker

    CEO, CFO, Controller, Director

    Dated: April 11, 2013

By: /s/ E. Lynn Atwood

    E. Lynn Atwood

    Director

    Dated: April 11, 2013