Form 10-Q
period 2013-03-31
Original Source Entertainment, Inc.
filed 2013-05-15
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

The number of outstanding shares of the registrant's common stock, May 15, 2013:  Common Stock – 5,073,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	March 31, 2013 (Unaudited)
ASSETS

Current assets
Cash	$ 1,118	$ 5,133
Total current assets	1,118	5,133
Total Assets	$ 1,118	$ 5,133

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 952	$ 952
Accrued interest payable	403	726
Notes payable - current	17,000	21,000
Total current liabilities	18,355	22,678

Total Liabilities	18,355	22,678

Stockholders' Equity

Preferred stock, $.001 par value;5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	31,077
Deficit accumulated during the dev. stage	(50,387)	(53,695)

Total Stockholders' Equity	(17,237)	(17,545)

Total Liabilities and Stockholders' Equity	$ 1,118	$ 5,133

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	August 20, 2009 (Inception) Through March 31, 2013
Revenues	$ 147	$ 406	$ 8,290
Cost of sales	-	-	2,138
Gross profit	147	406	6,152

Operating expenses:
General and administrative	5,666	3,391	59,121
	5,666	3,391	59,121

Gain (loss) from operations	(5,519)	(2,985)	(52,969)

Other income (expense):
Interest expense	(55)	(323)	(726)

Income (loss) before provision for income taxes	(5,574)	(3,308)	(53,695)

Provision for income tax	-	-	-

Net income (loss)	$ (5,574)	$ (3,308)	$ (53,695)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	5,073,000	5,073,000

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	August 20, 2009 (Inception) Through March 31, 2013
Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (5,574)	$ (3,308)	$ (53,695)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Related party payables	-	-	952
Accrued payables	55	323	726
Compensatory stock issuances	-	-	3,000
Net cash provided by (used for) operating activities	(5,519)	(2,985)	(49,017)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	-	4,000	21,000
Paid in capital	-	3,000	3,000
Sale of common stock	-	-	30,150
Net cash provided by (used for) financing activities	-	7,000	54,150

Net Increase (Decrease) In Cash	(5,519)	4,015	5,133
Cash At The Beginning Of The Period	13,851	1,118	-
Cash At The End Of The Period	$ 8,332	$ 5,133	$ 5,133

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

At March 31, 2013, Original Source had a cash balance of $5,133, which represents a $4,015 increase from the $1,118 balance at December 31, 2012.  The increase was primarily the result of paid in capital and borrowings.

For the three months ended March 31, 2013 and 2012, we did not pursue any investing activities.

For the three months ended March 31, 2012, we did not pursue any financing activities.

For the three months ended March 31, 2013, we received $4,000 from notes payable – borrowings and $3,000 from paid in capital.  As a result, we had $7,000 provided by financing activities for the three months ended March 31, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $3,308 and $5,574 for the three months ended March 31, 2013 and 2012, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013, we received revenues of $406.  We had general and administrative expenses of $3,391 and interest expense of $323.  As a result, we had net loss of $3,308 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we received revenues of $147.  We had general and administrative expenses of $5,666 and interest expense of $55.  As a result, we had net loss of $5,574 for the three months ended March 31, 2012.

Management made continued efforts to reduce general and administrative expenses for the three months ended March 31, 2013 and 2012 due to the lack of revenue.

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 15, 2013

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer