Form 10-Q
period 2013-06-30
Original Source Entertainment, Inc.
filed 2013-08-15
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the registrant's common stock, August 14, 2013:  Common Stock – 5,073,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	Dec. 31,	June 30, 2013
	2012	(Unaudited)
ASSETS

Current assets
Cash	$ 1,118	$ 1,338
Total current assets	1,118	1,338

Total Assets	$ 1,118	$ 1,338

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 952	$ 952
Accrued interest payable	403	1,053
Notes payable - current	17,000	25,000
Total current liabilities	18,355	27,005

Total Liabilities	18,355	27,005

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized;
5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	42,077
Deficit accumulated during the dev. stage	(50,387)	(72,817)

Total Stockholders' Equity	(17,237)	(25,667)

Total Liabilities and Stockholders' Equity	$ 1,118	$ 1,338

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

					Aug. 20, 2009
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2013

Royalty revenue	$ 391	$ 451	$ 538	$ 857	$ 8,741
Cost of sales	-	-	-	-	2,138
Gross profit	391	451	538	857	6,603

Operating expenses:
General and administrative	2,677	15,246	8,343	18,637	74,367
	2,677	15,246	8,343	18,637	74,367

Gain (loss) from operations	(2,286)	(14,795)	(7,805)	(17,780)	(67,764)

Other income (expense):
Interest expense	(65)	(327)	(120)	(650)	(1,053)
Interest expense - beneficial conversion feature	-	(4,000)	-	(4,000)	(4,000)
	(65)	(4,327)	(120)	(4,650)	(5,053)

Income (loss) before provision for income taxes	(2,351)	(19,122)	(7,925)	(22,430)	(72,817)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (2,351)	$ (19,122)	$ (7,925)	$ (22,430)	$ (72,817)

Net income (loss) per share
(Basic and fully diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Aug. 20, 2009
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2012	June 30, 2013	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (7,925)	$ (22,430)	$ (72,817)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	-	-	952
Accrued payables	120	650	1,053
Interest expense - beneficial conversion feature	-	4,000	4,000
Compensatory stock issuances	-	-	3,000

Net cash provided by (used for)
operating activities	(7,805)	(17,780)	(63,812)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued on next page)

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Aug. 20, 2009
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2012	June 30, 2013	June 30, 2013

Cash Flows From Financing Activities:
Notes payable - borrowings	-	8,000	25,000
Paid in capital	-	10,000	10,000
Sale of common stock	-	-	30,150
Net cash provided by (used for)
financing activities	-	18,000	65,150

Net Increase (Decrease) In Cash	(7,805)	220	1,338

Cash At The Beginning Of The Period	13,851	1,118	-

Cash At The End Of The Period	$ 6,046	$ 1,338	$ 1,338

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

At June 30, 2013, Original Source had a cash balance of $1,338, which represents a $220 increase from the $1,118 balance at December 31, 2012.  The increase was primarily the result of paid in capital and borrowings.

For the six months ended June 30, 2013 and 2012, we did not pursue any investing activities.

For the six months ended June 30, 2012, we did not pursue any financing activities.

For the six months ended June 30, 2013, we received $8,000 from notes payable – borrowings and $10,000 from paid in capital.  As a result, we had net cash provided by financing activities of $18,000 for the six months ended June 30, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $22,430 and $7,925 for the six months ended June 30, 2013 and 2012, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

For the three months ended June 30, 2013, we earned revenues of $451.  We had general and administrative expenses of $15,246, interest expenses of $327, and interest expense – beneficial conversion feature $4,000.  As a result, we had a net loss of $19,122.

Comparatively, for the three months ended June 30, 2012, we earned revenues of $391.  We had general and administrative expenses of $2,677 and interest expenses of $65.  As a result, we had a net loss of $2,351 for the three months ended June 30, 2012.

The $12,569 difference in general and administrative expenses was due to the increased cost of our application and approval for DTC eligibility during the three months ended June 30, 2013.

For the six months ended June 30, 2013, we earned revenues of $857.  We had general and administrative expenses of $18,637, interest expenses of $650, and interest expense – beneficial conversion feature of $4,000.  As a result, we had a net loss of $22,430 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we earned revenues of $538.  We had general and administrative expenses of $8,343 and interest expenses of $120.  As a result, we had a net loss of $7,925 for the six months ended June 30, 2012.

The $55,730 difference in general and administrative expenses was due to the increased cost of our application and approval for DTC eligibility during the six months ended June 30, 2013.

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

Item 4.  Controls and Procedures

During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2013

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer