Form 10-Q
period 2013-09-30
Original Source Entertainment, Inc.
filed 2013-11-15
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the registrant's common stock, November 14, 2013:  Common Stock – 6,573,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	Dec. 31,	Sept. 30, 2013
	2012	(Unaudited)
ASSETS

Current assets
Cash	$ 1,118	$ 608
Total current assets	1,118	608

Total Assets	$ 1,118	$ 608

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 952	$ 952
Accrued interest payable	403	1,454
Notes payable - current	17,000	26,500
Total current liabilities	18,355	28,906

Notes payable	-	-

Total Liabilities	18,355	28,906

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value;	-	-
45,000,000 shares authorized;
6,573,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	28,077	44,577
Deficit accumulated during the dev. stage	(50,387)	(77,948)

Total Stockholders' Equity	(17,237)	(28,298)

Total Liabilities and Stockholders' Equity	$ 1,118	$ 608

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

					Aug. 20, 2009
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2013

Royalty revenue	$ 23	$ 252	$ 561	$ 1,109	$ 8,993
Cost of sales	-	-	-	-	2,138
Gross profit	23	252	561	1,109	6,855

Operating expenses:
General and administrative	4,754	4,982	12,927	23,619	79,349
	4,754	4,982	12,927	23,619	79,349

Gain (loss) from operations	(4,731)	(4,730)	(12,366)	(22,510)	(72,494)

Other income (expense):
Interest expense	(49)	(401)	(169)	(1,051)	(1,454)
Interest expense - beneficial conversion feature	-	-	-	(4,000)	(4,000)
	(49)	(401)	(169)	(5,051)	(5,454)

Income (loss) before provision for income taxes	(4,780)	(5,131)	(12,535)	(27,561)	(77,948)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (4,780)	$(5,131)	$(12,535)	$(27,561)	$(77,948)

Net income (loss) per share
(Basic and fully diluted)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of
common shares outstanding	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of the consolidated financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Aug. 20, 2009
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2013

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(12,535)	$(27,561)	$(77,948)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	-	-	952
Accrued payables	169	1,051	1,454
Interest expense - beneficial conversion feature	-	4,000	4,000
Compensatory stock issuances	-	-	3,000

Net cash provided by (used for)
operating activities	(12,366)	(22,510)	(68,542)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued on next page)

Original Source Entertainment, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Aug. 20, 2009
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2013

Cash Flows From Financing Activities:
Notes payable - borrowings	-	9,500	26,500
Paid in capital	-	12,500	12,500
Sale of common stock	-	-	30,150
Net cash provided by (used for)
financing activities	-	22,000	69,150

Net Increase (Decrease) In Cash	(12,366)	(510)	608

Cash At The Beginning Of The Period	13,851	1,118	-

Cash At The End Of The Period	$ 1,485	$ 608	$ 608

Schedule Of Non-Cash Investing And Financing Activities

The Company in 2013 recorded $4,000 in paid in capital from a beneficial conversion feature on notes payable.

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

At September 30, 2013, Original Source had a cash balance of $608, which represents a $510 decrease from the $1,118 balance at December 31, 2012.  The decrease was primarily the result of decreased revenues for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013 and 2012, we did not pursue any investing activities.

For the nine months ended September 30, 2012, we did not pursue any financing activities.

For the nine months ended September 30, 2013, we received $9,500 from notes payable – borrowings and $12,500 from paid in capital.  As a result, we had net cash provided by financing activities of $22,000 for the nine months ended September 30, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $27,561 and $12,535 for the nine months ended September 30, 2013 and 2012, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

For the three months ended September 30, 2013, we earned revenues of $252.  We paid general and administrative expenses of $4,982, and interest expenses of $401.  As a result, we had a net loss of $5,131 for the three months ended September 30, 2013.

For the three months ended September 30, 2012, we earned revenues of $23.  We had general and administrative expenses of $4,754 and interest expenses of $49.  As a result, we had a net loss of $4,780 for the three months ended September 30, 2012.

The $351 increase in net loss for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily the result of increased general and administrative expenses and increased interest expenses.  Our $229 increase in revenue for the three months ended September 30, 2013 does not adequately counteract the losses from our increased general and administrative expenses and our increased interest expense.

For the nine months ended September 30, 2013, we earned revenues of $1,109.  We paid general and administrative expenses of $23,619, interest expenses of $1,051, and interest expense – beneficial conversion features of $4,000.  As a result, we had a net income of $27,561 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned revenues of $561.  We paid general and administrative expenses of $12,927 and interest expenses of $169.  As a result, we had a net loss of $12,535 for the nine months ended September 30, 2012.

The $10,692 difference in general and administrative expenses was due to the increased cost of our application and approval for DTC eligibility during the nine months ended September 30, 2013.

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

12

Item 4.  Controls and Procedures

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2013

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/Lecia L. Walker

Lecia L. Walker

Chief Executive Officer

Principal Financial Officer