Form 10-K
period 2013-12-31
Original Source Entertainment, Inc.
filed 2014-04-15
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  000-54716

ORIGINAL SOURCE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-0863354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

8201 South Santa Fe Drive #229, Littleton, CO 80120

(Address of principal executive offices, including zip code)

(303) 495-3728

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $865,150.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2014 was 5,073,000 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Original Source Entertainment, Inc. (the “Company”, the “registrant”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on August 20, 2009 (Inception). We are a development stage company, formed to license songs to the television and movie industry. From our Inception to date, we have generated very little revenues, and our operations have been primarily limited to organizational, start-up, and capital formation activities. We have historically and currently have no employees other than our officers.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations. We do not believe that we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger.

In 2000, Lecia L. Walker assisted in launching Private Wavs, a successful music library which licenses music to television and film, along with her husband at that time. Part of her role in that endeavor was to do the market research, product and packaging design, sales and marketing. In 2007, she sold her interest in Private Wavs and in 2008, started a new music library under a DBA of Original Source Music. Since that time she has placed more than 1,100 songs under contract.

On August 21, 2009, Ms. Walker granted a license for a period of ten (10) years for the entire list of songs to the registrant under a License and Assignment Agreement. Pursuant to the License and Assignment Agreement, Ms. Walker was issued 3,000,000 of our common shares.

On June 28, 2010, we entered into a Convertible Promissory Note for an amount of $2,000 with American Business Services, Inc., a Colorado corporation, an unaffiliated entity. The promissory note is convertible into our common stock at 50% of the bid price of the stock at the time of conversion, if the stock is quoted on an exchange, or, if the stock is not quoted on an exchange, at double the par value of the stock. This could result in as much as an additional dilution of 1,000,000 shares of stock, if the note was converted prior to the stock being quoted on an exchange.

Recent Developments

On March 5, 2014, Ms. Walker and E. Lynn Atwood, a former director, sold an aggregate of 3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director subject to her resignation as such 10 days after the expected filing of a Schedule 14-F by the Company with the Securities and Exchange Commission.

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

Artists are referred to the registrant through advertisement, A&R companies, and referrals from friends, registrant signed artists, and other music industry acquaintances

Customers have included the CBS, NBC and Warner Bros. television networks in Los Angeles, California (the home networks, not the local affiliates). Historically, Warner Bros. generated approximately 90% of our revenues, NBC generated approximately 5% of our revenues, and CBS generated approximately 5% of our revenues. A major production company whose name is proprietary has assisted in placing our music in these major networks and their efforts account for approximately 80% of the revenue received from those major networks. Our target customer includes all other major and minor television networks, production companies and film makers. We intend to reach such customer bases through marketing, advertising, and direct sales calls.

Our website's main purpose is to provide customers with immediate access to the registrant's catalog. To prevent illegal art exploitation, customers must have a login and password to access the registrant's website. Customers are given access to the website only after verification of their role in the professional production industry.

We intend to:

•	Advertise through the placement of advertisements in film, television and music industry magazines and on film, television and music industry websites

•	Market and promote the catalog by sending out regular e-mails and snail-mails highlighting particular artists, songs, or genres of music, and send out promotional products to promote branding and

•	Create a sales team through the hiring of salespeople to research, contact and develop service relationships with new customers.

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

We intend to focus on the source music niche of music licensing, but provide music for background, and transitional uses as well. The source music niche is music that is coming from a source in the production and is heard by the characters in the production; such as music being played in a coffee house that the characters are in, or music being played on a radio in the production. Currently the registrant has more than 1,100 songs available for licensing, and expects to sign more songs to be added to the catalog to be made available for television and film applications. All genres of music are considered for addition to our catalog with a focus on vocal tracks. Signing new songs is a process which involves artist relations such as discussing the contract with the artist, and familiarizing the artist with royalties, performing rights organizations, and rights to their art. It also involves reviewing the songs submitted by the artist, deciding which songs to contract, making a contract offer to the artist, preparing, sending & signing the contracts, obtaining specific descriptions and details of the songs from the artists, converting the songs into a variety of digital formats and cataloguing the songs with the appropriate performing rights organization and the registrant's music catalog.

The customer has access to these songs in a variety of ways, including logging into our website at www.originalsourcemusic.com where they may search for several songs that are appropriate for their needs and download them directly into their production editing program.

Growth Strategy

We intend to focus on the addition of cues and transitional music for commercials and television programming transitions, something we believe our major competitors do not seem to do at present. Cues and transitional music is instrumental music that is played when commercials segue into and out of a program. Television programming transitions are the programming that transitions one show into another show or into or out of a commercial. By becoming more established in the source music niche, we expect that our company will be well known by key decision makers in the purchasing and licensing departments employed by our customers. By fostering such relationships, these decision makers may readily approve potential licenses in other areas of music placement such as cues and transitional music. Once we gain access to this market, our sales force is expected to begin to target potential customers such as news programs, weather programs, and advertising agencies.

We intend to examine signing genres of music that are in demand by potential customers but are not available from its competitors at present. We will also examine the creation of a recording label to give the general public access to purchasing the songs in its catalog.

Revenue

We receive revenues in two ways:

•	Commercial productions pay licensing fees to place a track into their production.
5

•	We own the publishing rights to all of our songs, and when a production containing a track licensed from the registrant is aired through a public venue, royalties are paid to the registrant by the assigned performing rights organization, such as American Society of Authors and Composers, the Broadcast Music, Inc. or Society of European Stage Authors & Composers. These three performing rights organizations represent songwriters and publishers in the U.S. and their right to be compensated for having their music performed in public.

We do not anticipate that revenues will significantly increase until we are able to heavily market our catalog. If we are unable to raise the funds needed, which may be substantial, we may be unable to generate any material revenues.

Competition

The music industry is intensely competitive and fragmented. We intend to compete on the basis of price and selection against other small companies like ours, as well as large companies that have a similar business and large marketing companies.

Some of our major competitors are:

Heavy Hitters Music: Heavy Hitters Music has been in the music licensing business for over 30 years and we believe to be the pioneer of the source music niche. Their website boasts a catalog of over 10,000 music tracks.

MasterSource: We believe that MasterSource became the first real source music competitor for Heavy Hitters when it was formed in 1992 by Marc Ferrari. MasterSource seems to be the first and only competitor with tracks available to the general public.

Killer Tracks: Killer Tracks has been in business for twenty years according to their website, and offers over 2,200 digital albums from more than 20 global libraries. We believe only a small fraction of such digital albums includes source music.

Free Play Music: Free Play Music has a large variety of production music, and a growing number of source music tracks.

Sync Free Music: Sync Free Music has a large variety of production music, and a growing number of source music tracks.

Pump Audio: Pump Audio started in 2001 and is now part of Getty Images Music.

Patents and Trademarks

We do not, at this time, have any patents or trademarks.

Employees

At this time, we have no employees other than our executive officer who is also our director. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers and directors.

We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission. Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Our executive offices consists of 400 square feet and are located at 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado, 80120, in space presently leased by the registrant's officers supplied at no charge to the registrant. We believe that our current office space will be adequate for the foreseeable future. We have no plans to lease additional space in the next twelve months, but will be required to obtain replacement office space if Ms. Walker resigns from the Board.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no trading market for our Common Stock since Inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

There were approximately 34 record holders of our common stock as of March 31, 2014.

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on the our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on its common stock in the foreseeable future.

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

General

We were incorporated under the laws of the State of Nevada on August 20, 2009. We are a development stage company, formed to license songs to the television and movie industry. From our inception to date, we have generated very little revenues, and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our sole officer, who are also a director.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations. We do not believe that we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger.

On March 5, 2014, Ms. Walker and E. Lynn Atwood, a former director, sold an aggregate of $3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director subject to her resignation as such 10 days after the expected filing of a Schedule 14-F by the Company with the Securities and Exchange Commission.

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

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012.

Revenue

We generated revenue of $1,249 in 2013 compared to $921 in 2012.

Operating Expenses

General and administrative expenses and professional fees were $26,342 in 2013 compared to $14,654 in 2012, an increase of $11,688. General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Original Source to satisfy the requirements of a reporting company.

Net Losses

We incurred a net loss of $30,554 in 2013 compared to a net loss of $13,960 in 2012 due to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2013, Original Source had a cash balance of $525 and current liabilities of $30,816 resulting in a working capital deficit of $30,291. As at December 31, 2012 we had a cash balance of $1,118 and current liabilities of $18,355 resulting in a working capital deficit of $17,237. We have incurred losses from Inception and had a retained deficit of $80,941 and a stockholders’ deficit of $30,291 as at December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 14, 2014. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of licensing songs to the television and music industry for use for use in television shows or movies on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Operating Activities

We used cash of $25,093 in operating activities in the twelve months ended December 31, 2013 compared to cash of $13,773 used in operating activities in the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013 we incurred losses of $30,554 which were partially offset by non-cash expenses of $4,000 and an increase in accounts payable and accrued expenses of $1,461. By comparison, during the twelve months ended December 31, 2012 we incurred losses of $13,960 which we partially offset by an increase in accounts payable and accrued expenses of $227.

Investing Activities

We neither generated nor used cash in investing activities during the twelve months ended December 31, 2013 or 2012.

Financing Activities

For the year ended December 31, 2013, we received $7,000 from notes payable from Ms. Walker, $4,000 from convertible notes payable from Ms. Walker and a $13,500 capital contribution from Ms. Walker. As a result, we had net cash provided by financing activities of $24,500 for the year ended December 31, 2013.

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

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 30, 2013, Ronald R. Chadwick P.C. (“Chadwick”) resigned as our registered independent public accountant. On February 14, 2014, we engaged Cutler & Co., LLC (“Cutler”) as its new registered independent public accountant.

We had no disagreements with either Chadwick or Cutler in respect of accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2013, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We intend to recruit experienced professionals to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Lecia L. Walker	47	Director	Inception

Amer Samad	29	CEO/ Director	2014

Lecia L. Walker.  Lecia L. Walker has been involved in the entertainment industry for over 27 years. From 2007 to 2014, Ms. Walker has owned and operated Original Source Music, Inc., a music library.  From 2000 - 2007, Ms. Walker assisted in launching Private Wavs, a music library which licenses music to television and film. In preparation for the launch, she conducted the market research, product and packaging design, sales, and marketing for the entity.

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

Ms. Walker resigned as our Chief Executive Officer, Chief Financial Officer and Controller on March 6, 2014.

Amer Samad. Amer Samad was appointed as Chief Executive Officer and as a director on March 6, 2014. Mr. Samad completed his undergraduate degree at the State University of New York at Buffalo with concentrations in Financial Analysis and Marketing. He later studied Real Estate Development and Real Estate Finance at the Massachusetts Institute of Technology and went on to found in November 2007, Samad Holdings & Construction Corp., a real estate development company based in Buffalo, New York that specializes in single-family residential and multi-family development in the United States and Canada. Since January 2013, Mr. Samad has been enrolled in the Masters in Business Administration program at Columbia Business School.

Directors are elected for one-year terms.

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

Based solely on review of the copies of such forms furnished to Original Source, Original Source's two directors did not file their reports in 2013 on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of our current or former executive officers or directors received any compensation for services in 2013, 2012 or 2011.

We do not have any arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Except as otherwise provided, the address of each such person is the Company’s address at 8201 South Santa Fe Drive, #229, Littleton, CO 80120.

Name and address	Amount	Percentage
Lecia L. Walker	-	-

Amer Samad	3,500,000	69%

Officers and Directors as a group (2 persons)	3,500,000	69%

Linda LaRae Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of March 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lecia L. Walker and Amer Samad are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2013 and 2012, there were no transactions with related persons, other than the License and Assignment Agreement with Ms Walker discussed earlier in this Form 10-K.

Our administrative functions have been operated from the home of Ms. Walker. We do not pay Ms. Walker for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our auditor for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, were approximately $7,500 and $7,500, respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our auditor that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from our auditor for the 2013 and 2012 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from our auditor for the 2013 and 2012 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2013 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) To be filed by amendment.

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

ORIGINAL SOURCE ENTERTAINMENT, INC

(A DEVEVELPOMENT STAGE COMPANY)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Entertainment, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Original Source Entertainment, Inc. as of December 31, 2013 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Original Source Entertainment, Inc. for the cumulative period from August 20, 2009 (Inception) through December 31, 2012 were audited by another auditor whose report dated March 2, 2013, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from August 20, 2009 (Inception) through December 31, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Original Source Entertainment, Inc. and subsidiary as of December 31, 2013, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
April 15, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Original Source Entertainment, Inc.

Littleton, Colorado

I have audited the accompanying consolidated balance sheet of Original Source Entertainment, Inc. (a development stage company) as of December 31, 2012, and the related consolidated  statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from August 20, 2009 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Original Source Entertainment, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, and for the period from August 20, 2009 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has limited working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.

March 2, 2013	RONALD R. CHADWICK, P.C.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2013	Dec. 31, 2012
ASSETS
Current assets
Cash	$525	$1,118
Total current assets	525	1,118

Total Assets	$525	$1,118

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – related party	$952	$952
Note payable - related party	22,000	15,000
Convertible notes payable – related party	6,000	2,000
Accrued interest payable - related party	1,864	403
Total current liabilities	30,816	18,355

Total Liabilities	30,816	18,355

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 and 5,073,000 shares issued and outstanding as at December 31, 2013 and 2012, respectively	5,073	5,073
Additional paid in capital	45,577	28,077
Retained deficit	(80,941)	(50,387)
Total Stockholders' Deficit	(30,291)	(17,237)

Total Liabilities and Stockholders' Deficit	$525	$1,118

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative From Inception (August 20, 2009 Through December 31, 2013
Revenue earned during the development stage	$1,249	$921	$9,133
Cost of revenue	-	-	2,138
Gross margin	1,249	921	6,995

Operating Expenses:
General and administrative	1,489	2,656	29,731
Professional fees	24,853	11,998	52,341
Total operating expenses	26,342	14,654	82,072

Income (Loss) from Operations	(25,093)	(13,733)	(75,077)
Other and interest income (expense)	(5,461)	(227)	(5,864)
Income (loss) before provision for income taxes	(30,554)	(13,960)	(80,941)
Income tax provision	-	-	-
Net Loss	$(30,554)	$(13,960)	$(80,941)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.01)	$(0.00)*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

* denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' Deficit
Balances at August 30, 2009	-	$-	$-	$-	$-

Common stock issued for services	3,000,000	3,000	-	-	3,000

Common stock issued for cash	1,000,000	1,000	-	-	1,000

Net income (loss) for the year	-	-	-	(2,779)	(2,779)

Balances at December 31, 2009	4,000,000	4,000	-	(2,779)	(1,221)

Common stock issued for cash	500,000	500	-	-	500

Net income (loss) for the year	-	-	-	(6,044)	(6,044)

Balances at December 31, 2010	4,500,000	4,500	-	(8,823)	(4,323)

Common stock issued for cash	573,000	573	28,077	-	28,650

Net income (loss) for the year	-	-	-	(27,604)	(27,604)

Balances at December 31, 2011	5,073,000	5.,073	28,077	(36,427)	(3,277)

Net income (loss) for the year	-	-	-	(13,960)	(13,960)

Balances at December 31, 2012	5,073,000	5,073	28,077	(50,387)	(17,237)

Capital contribution from shareholder	-	-	13,500	-	17,500

Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000

Net income (loss) for the year	-	-	-	(30,554)	(30,554)

Balances at December 31, 2010	5,073,000	$5,073	$45,577	$(80,941)	$(30,291)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013		Year Ended December 31, 2012	Cumulative From Inception (August 20,2009) Through December 31, 2013
Operating Activities:
Net Loss		$(30,554)	$(13,960)	$(80,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount		4,000	-	4,000
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities		1,461	227	1864
Accounts payable - related party		-	-	952
Net Cash Used in Operating Activities		(25,093)	(13,733)	(74,125)

Investing Activities:
Net Cash Used in Investing Activities		-	-	-

Financing Activities:
Notes payable – related party		7,000	1,000	22,000
Convertible notes payable – related party		4,000	-	6,000
Proceeds from issuance of common stock		-	-	33,150
Capital contribution from shareholder		13,500	-	13,500
Net Cash Provided by Financing Activities		24,500	1,000	74,650
Net Change in Cash		(593)	12,733	525
Cash - Beginning of Period		1,118	13,851	-
Cash - End of Period		$525	$1,118	$525

Non-cash Financing and Investing Activities:	NONE
Supplemental Disclosures
Cash paid in interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOE THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND THE

PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO DECEMBER 31, 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Entertainment, Inc. (the “Company”), was incorporated in the State of Nevada on August 20, 2009 (“Inception”). The Company’s intent is to license songs to the television and music industry for use for use in television shows or movies. The Company has had limited activity and revenue and is in the developmental stage at this time.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Original Source Entertainment, Inc. and its sole wholly owned subsidiary, Original Source Music, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 and 2012 the Company had no balance of accounts receivable.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated and straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from consulting services is recognized subsequent to client services being performed at an agreed upon price, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2013 or 2012.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at December 31, 2013 and 2012.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company had no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2013 or 2012.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value due to their short term maturities.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The company derives revenue from the licensing of songs to the television and music industry. All fee revenues each year were domestic and to external customers.

Stock-based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company did not have a stock compensation plan in operation during the twelve months ended December 31, 2013 or 2012.

NOTE 2. GOING CONCERN

The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of licensing songs to the television and music industry for use for use in television shows or movies on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. NOTES PAYABLE - RELATED PARTY

	December 31, 2013	December 31, 2012
Balance due to a shareholder, unsecured, bears no interest until June 1, 2011, and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at June 1, 2012.	$1,500	$1,500

Balance due to a shareholder, unsecured, bears no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013.	20,500	13,500

Total	$22,000	$15,000

NOTE 4. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	December 31, 2013	December 31, 2012
Balance due to a shareholder, unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. The principal balance is convertible at the option of the holder into shares of the Company’s common stock at 50% of the lowest bid price of the Company’s common stock in the 5 days prior to conversion, if quoted on an exchange, or if not quoted, at double the par value.	$2,000	$2,000

Balance due to a shareholder, unsecured, bears no interest until December 31, 2013 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. Any unpaid balance of principal or interest is convertible at the option of the holder into shares of the Company’s common stock at $0.01 per share	4,000	-

Total	$6,000	$2,000

No value was assigned to the convertible feature of the convertible note payable issued in the twelve months ended December 31, 2012.

The convertible feature of the convertible note payable issued in the twelve months ended December 31, 2013 was valued at $16,000 on an intrinsic value basis. The valuation was based on the fact that 400,000 shares were issuable under the terms of note at $0.01 per share compared to the last cash price for the sale of the shares of $0.05. However, as the debt discount cannot exceed the face value of the loan note, $4,000 was recognized as a debt discount and amortized over the life of the loan note.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2013 and 2012.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the twelve months ended December 31, 2013 the Company issued no shares of common stock.

As at December 31, 2013 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the twelve months ended December 31, 2013, a shareholder contributed $13,500 to fund the Company’s ongoing activities. The shareholder did not receive any equity for the contribution and the contribution is not repayable. Accordingly this contribution have been credited to additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on April 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad
Amer Samad
Chief Executive Officer
Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lecia L. Walker
Lecia L. Walker
Director
Dated: April 15, 2014

By:	/s/ Amer Samad
Amer Samad
CEO and Director
Dated: April 15, 2014

