Form 10-K/A
period 2013-12-31
Original Source Entertainment, Inc.
filed 2014-04-24
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1
to

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Original Source Entertainment, Inc. for the fiscal year ended December 31, 2013 is being filed solely: (a) to furnish the Interactive Data Files as Exhibit 101, in accordance with Rule 405 of Regulation S-T; and (b) to correct certain typographical errors found in the Consolidated Statements of Changes in Stockholders’ Deficit table in the registrant’s financial statements included with the original filing. Other than the foregoing, no other changes have been made to the Form 10-K as originally filed on April 15, 2014.

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

* denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' Deficit
Balances at August 30, 2009	-	$-	$-	$-	$-

Common stock issued for services	3,000,000	3,000	-	-	3,000

Common stock issued for cash	1,000,000	1,000	-	-	1,000

Net income (loss) for the year	-	-	-	(2,779)	(2,779)

Balances at December 31, 2009	4,000,000	4,000	-	(2,779)	(1,221)

Common stock issued for cash	500,000	500	-	-	500

Net income (loss) for the year	-	-	-	(6,044)	(6,044)

Balances at December 31, 2010	4,500,000	4,500	-	(8,823)	(4,323)

Common stock issued for cash	573,000	573	28,077	-	28,650

Net income (loss) for the year	-	-	-	(27,604)	(27,604)

Balances at December 31, 2011	5,073,000	5.,073	28,077	(36,427)	(3,277)

Net income (loss) for the year	-	-	-	(13,960)	(13,960)

Balances at December 31, 2012	5,073,000	5,073	28,077	(50,387)	(17,237)

Capital contribution from shareholder	-	-	13,500	-	13,500

Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000

Net income (loss) for the year	-	-	-	(30,554)	(30,554)

Balances at December 31, 2013	5,073,000	$5,073	$45,577	$(80,941)	$(30,291)

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
Dated: April 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lecia L. Walker
Lecia L. Walker
Director
Dated: April 23, 2014

By:	/s/ Amer Samad
Amer Samad
CEO and Director
Dated: April 23, 2014

