Form 10-Q
period 2014-03-31
Original Source Entertainment, Inc.
filed 2014-05-20
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-169732

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of May 20, 2014 was 5,073,000 shares of its $0.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current assets
Cash	$500	$525
Total current assets	500	525

Total Assets	$500	$525

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – related party	$-	$952
Note payable - related party	-	22,000
Convertible notes payable – related party	-	6,000
Accrued expenses	3,875	-
Accrued interest payable - related party	-	1,864
Total current liabilities	3,875	30,816

Total Liabilities	3,875	30,816

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding as at March 31, 2014 and December 31, 2013, respectively	5,073	5,073
Additional paid in capital	76,721	45,577
Retained deficit	(85,169)	(80,941)
Total Stockholders' Deficit	(3,375)	(30,291)

Total Liabilities and Stockholders' Deficit	$500	$525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Period Ending March 31, 2014	Three Month Period Ending March 31, 2013	Cumulative From Inception (August 20, 2009 Through March 31, 2014
Revenue earned during the development stage	$165	$406	$9,298
Cost of revenue	-	-	2,138
Gross margin	165	406	7,160

Operating Expenses:
General and administrative	188	3,391	29,919
Professional fees	3,875	-	56,216
Total operating expenses	4,063	3,391	86,135

Income (Loss) from Operations	(3,898)	(2,985)	(78,975)

Other and interest income (expense)	(330)	(323)	(6,194)

Income (loss) before provision for income taxes	(4,228)	(3,308)	(85,169)

Income tax provision	-	-	-

Net Loss	$(4,228)	$(3,308)	$(85,169)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

*	denotes a loss of less than $(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' Deficit
Balances at August 30, 2009 – audited	-	$-	$-	$-	$-
Common stock issued for services	3,000,000	3,000	-	-	3,000
Common stock issued for cash	1,000,000	1,000	-	-	1,000
Net income (loss) for the year	-	-	-	(2,779)	(2,779)

Balances at December 31, 2009 – audited	4,000,000	4,000	-	(2,779)	(1,221)
Common stock issued for cash	500,000	500	-	-	500
Net income (loss) for the year	-	-	-	(6,044)	(6,044)

Balances at December 31, 2010 - audited	4,500,000	4,500	-	(8,823)	(4,323)
Common stock issued for cash	573,000	573	28,077	-	28,650
Net income (loss) for the year	-	-	-	(27,604)	(27,604)

Balances at December 31, 2011 – audited	5,073,000	5.,073	28,077	(36,427)	(3,277)
Net income (loss) for the year	-	-	-	(13,960)	(13,960)

Balances at December 31, 2012 – audited	5,073,000	5,073	28,077	(50,387)	(17,237)
Capital contribution from shareholder	-	-	13,500	-	13,500
Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000
Net income (loss) for the year	-	-	-	(30,554)	(30,554)

Balances at December 31, 2013 – audited	5,073,000	5,073	45,577	(80,941)	(30,291)
Forgiveness of convertible notes payable and accrued interest –related party	-	-	6,952	-	6,952
Forgiveness of notes payable and accrued interest –related party	-	-	23,240	-	23,240
Forgiveness of accounts payable – related party	-	-	952	-	952
Net income (loss) for the period	-	-	-	(4,228)	(4,228)

Balances at March 31, 2014 – unaudited	5,073,000	$5,073	$76,721	$(85,169)	$(3,375)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

  (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ending March 31, 2014	Three Month Period Ending March 31, 2013	Cumulative From Inception (August 20,2009) Through March 31, 2014
Operating Activities:
Net Loss	$(4,228)	$(3,308)	$(85,169)
Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	-	-	4,000
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	4,203	323	6,067
Accounts payable - related party	-	-	952
Net Cash Used in Operating Activities	(25)	(2,985)	(74,150)

Investing Activities:	-	-	-
Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Notes payable – related party	-	4,000	22,000
Notes payable	-	-	6,000
Proceeds from issuance of common stock	-	3,000	33.150
Capital contribution form shareholder	-	-	13,500
Net Cash Provided by Financing Activities	-	7,000	74,650
Net Change in Cash	(25)	4,015	500
Cash - Beginning of Period	525	1,118	-

Cash - End of Period	$500	$5,133	$500
Non-cash Financing and Investing Activities:
Forgiveness of convertible notes payable and accrued interest –related party	$6,952	$-	$6,952
Forgiveness of notes payable and accrued interest –related party	$23,240	$-	$23,240
Forgiveness of accounts payable – related party	$952	$-	$952
Supplemental Disclosures
Cash paid in interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINAL SOURCE ENTERATINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM AUGIST 20, 2009 (INCEPTION) TO MARCH 31, 2014

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

On March 5, 2014, Ms. Walker and E. Lynn Atwood, a former director, sold an aggregate of 3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director subject to her resignation as such 10 days after the filing of a Schedule 14-F by the Company with the Securities and Exchange Commission.

Basis of Presentation

The accompanying unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2014 and December 31, 2013, the Company had no balance of accounts receivable.

ORIGINAL SOURCE ENTERATINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM AUGIST 20, 2009 (INCEPTION) TO MARCH 31, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three months ended March 31, 2014 or 2013.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at March 31, 2014 and December 31, 2013.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. During the three month periods ended March 31, 2014 and 2013, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both periods.

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

ORIGINAL SOURCE ENTERATINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM AUGIST 20, 2009 (INCEPTION) TO MARCH 31, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company did not have a stock compensation plan in operation during the three month periods ended March 31, 2014 or 2013.

NOTE 2. GOING CONCERN

The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of licensing songs to the television and music industry for use in television shows or movies on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no assurance that these events will be satisfactorily completed.

NOTE 3. NOTE PAYABLE - RELATED PARTY

	March 31, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until June 1, 2011, and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at June 1, 2012.	$-	$1,500

Balance due to a shareholder, unsecured, bears no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013.	-	20,500

Total	$-	$22,000

ORIGINAL SOURCE ENTERATINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM AUGIST 20, 2009 (INCEPTION) TO MARCH 31, 2014

NOTE 3. NOTE PAYABLE - RELATED PARTY CONT.

Effective March 5, 2014, both of these notes payable – related party, together with accrued interest of $1,240, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

NOTE 4. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	March 31, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. The principal balance is convertible at the option of the holder into shares of the Company’s common stock at 50% of the lowest bid price of the Company’s common stock in the 5 days prior to conversion, if quoted on an exchange, or if not quoted, at double the par value.	$-	$2,000

Balance due to a shareholder, unsecured, bears no interest until December 31, 2013 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. Any unpaid balance of principal or interest is convertible at the option of the holder into shares of the Company’s common stock at $0.01 per share	-	4,000

Total	$-	$6,000

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

Effective March 5, 2014, both of these convertible notes payable – related party, together with accrued interest of $952, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

ORIGINAL SOURCE ENTERATINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

AND THE PERIOD FROM AUGIST 20, 2009 (INCEPTION) TO MARCH 31, 2014

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2014 the Company issued no shares of common stock.

As at March 31, 2014 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

Effective March 5, 2014:

-	the holder of both notes payable – related party forgave repayment of the principal balances of $22,000, together with accrued interest of $1,240. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

-	the holder of both of these convertible notes payable – related party forgave repayment of the principal balances of $6,000, together with accrued interest of $952. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

-	the creditor owning the balance of $952 of accounts payable related party forgave repayment of this liability. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were available to be issued on May 20, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form

10-Q (as well as information included in oral statements or other written statements made or to be made by Original Source) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Original Source believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Original Source’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Original Source’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

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

Results of Operations

FOR THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

For the three months ended March 31, 2014, we earned revenues of $165. We had general and administrative expenses of $4,063 and interest expenses of $330. As a result, we had a net loss of $4,228 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we earned revenues of $406. We paid general and administrative expenses of $3,391, and interest expenses of $323. As a result, we had a net loss of $3,308 for the three months ended March 31, 2013.

The $920 increase in net loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily the result of increased general and administrative expenses related to legal expenses.

Liquidity and Capital Resources

At March 31, 2014 the Company had cash of $500, no profitable business activities, liabilities of $3,875, accumulated losses of $85,169 and a shareholders’ deficit of $3,375.

In the audited financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firms included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

These unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business plan raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or, the sale of shares of common stock or other securities. There is no assurance that this series of events will be satisfactorily completed.

CASH FLOW INFORMATION FOR THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Operating Activities

During the three months ended March 31 2014, we used $25 in operating activities compared to $2,985 during the three months ended March 31, 2013. During the three months ended March 31 2014, we incurred a loss of $4,228 which was largely offset by an increase in accounts payable and accrued expenses of $4,403. By comparison, during the three months ended March 31 2013, we incurred a loss of $3,308 that was only offset by an increase of $323 in accounts payable and accrued expenses.

Investing Activities

During the three months ended March 31, 2014 and 2013, we did not pursue any investing activities and consequently neither generated funds from, nor used funds in, investing activities.

Financing Activities

During the three months ended March 31, 2014 we neither generated funds from, nor used funds in, financing activities compared to $7,000 we generated from financing activities during the three months ended March 31, 2013. During the three months ended March 31, 2013 we received $4,000 by way of note payable related party and $3,000 from the sale of shares of our common stock.

Non Cash Financing and Investing Activities

During the three months ended March 31, 2014, related parties forgave (a) notes payable – related party repayment of the principal balances of $22,000, together with accrued interest of $1,240, (b) convertible notes payable – related party repayment of the principal balances of $6,000, together with accrued interest of $952 and (c) account payable related party of $952. There was no forgiveness of debt during the three months ended March 31, 2013.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We were not subject to any legal proceedings during the three month periods ended March 31, 2014 or 2013 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2014.

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

__________

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

Dated: May 20, 2014

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/__Amer Samad_______________

Amer Samad

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer )

