Form 10-Q
period 2014-06-30
Original Source Entertainment, Inc.
filed 2014-08-18
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-169732

Original Source Entertainment, Inc.

(Exact name of Registrant in its charter)

Nevada	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8201 South Santa Fe Drive #229, Littleton, CO	80120
(Address of Principal Executive Offices	(Zip Code)

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

The number of outstanding shares of the registrant's common stock as of August 14, 2014 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current assets
Cash	$680	$525
Total current assets	680	525

Total Assets	$680	$525

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable – related party	$8,370	$952
Note payable - related party	-	22,000
Convertible notes payable – related party	-	6,000
Accrued expenses	11,702	-
Accrued interest payable - related party	-	1,864
Total current liabilities	20,072	30,816

Total Liabilities	20,072	30,816

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding as at June 30, 2014 and December 31, 2013, respectively	5,073	5,073
Additional paid in capital	76,723	45,577
Retained deficit	(101,188)	(80,941)
Total Stockholders' Deficit	(19,392)	(30,291)

Total Liabilities and Stockholders' Deficit	$680	$525

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Month Period Ending June 30, 2014	Three Month Period Ending June 30, 2013	Six Month Period Ending June 30, 2014	Six Month Period Ending June 30, 2013	Cumulative From Inception (August 20, 2009) Through June 30, 2014
Revenue earned during the development stage	$303	$451	$468	$857	$9,601
Cost of revenue	-	-	-	-	2,138
Gross profit	303	451	468	857	7,463
Operating Expenses:
General and administrative	16,322	15,246	20,385	18,637	102,457
Total operating expenses	16,322	15,246	20,385	18,637	102,457

Income (Loss) from Operations	(16,019)	(14,795)	(19,917)	(17,780)	(94,994)

Other and interest income (expense)	-	(4,327)	(330)	(4,650)	(6,194)

Income (loss) before provision for income taxes	(16,019)	(19,122)	(20,247)	(22,430)	(101,188)

Income tax provision	-	-	-	-	-

Net Loss	$(16,019)	$(19,122)	$(20,247)	$(22,430)	$(101,188)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	4,500,000	5,073,000	4,500,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' Deficit
Balances at August 30, 2009 – audited	-	$-	$-	$-	$-
Common stock issued for services	3,000,000	3,000	-	-	3,000
Common stock issued for cash	1,000,000	1,000	-	-	1,000
Net income (loss) for the period	-	-	-	(2,779)	(2,779)

Balances at December 31, 2009 – audited	4,000,000	4,000	-	(2,779)	(1,221)
Common stock issued for cash	500,000	500	-	-	500
Net income (loss) for the year	-	-	-	(6,044)	(6,044)

Balances at December 31, 2010 - audited	4,500,000	4,500	-	(8,823)	(4,323)
Common stock issued for cash	573,000	573	28,077	-	28,650
Net income (loss) for the year	-	-	-	(27,604)	(27,604)

Balances at December 31, 2011 – audited	5,073,000	5.,073	28,077	(36,427)	(3,277)
Net income (loss) for the year	-	-	-	(13,960)	(13,960)

Balances at December 31, 2012 – audited	5,073,000	5,073	28,077	(50,387)	(17,237)
Capital contribution from shareholder	-	-	13,500	-	13,500
Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000
Net income (loss) for the year	-	-	-	(30,554)	(30,554)

Balances at December 31, 2013 – audited	5,073,000	5,073	45,577	(80,941)	(30,291)
Forgiveness of convertible notes payable and accrued interest –related party	-	-	6,952	-	6,952
Forgiveness of notes payable and accrued interest –related party	-	-	23,242	-	23,242
Forgiveness of accounts payable – related party	-	-	952	-	952
Net income (loss) for the period	-	-	-	(20,247)	(20,247)

Balances at June 30, 2014 – unaudited	5,073,000	$5,073	$76,723	$(101,188)	$(19,392)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Month Period Ending June 30, 2014	Six Month Period Ending June 30, 2013	Cumulative From Inception (August 20,2009) Through June 30, 2014
Operating Activities:
Net Loss	$(20,247)	$(22,430)	$(101,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	330	4,000	4,330
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	11,702	650	13,566
Accounts payable - related party	8,370	-	9,322
Net Cash Provided by (Used in) Operating Activities	155	(17,780)	(73,970)

Investing Activities:	-	-	-
Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Notes payable – related party	-	8,000	22,000
Notes payable	-	-	6,000
Proceeds from issuance of common stock	-	10,000	33.150
Capital contribution from shareholder	-	-	13,500
Net Cash Provided by Financing Activities	-	18,000	74,650

Net Change in Cash	155	220	680

Cash - Beginning of Period	525	1,118	-

Cash - End of Period	$680	$1,338	$680
Non-cash Financing and Investing Activities:
Forgiveness of convertible notes payable and accrued interest –related party	$6,952	$-	$6,952
Forgiveness of convertible notes payable and accrued interest –related party	$23,242	$-	$23,242
Forgiveness of accounts payable – related party	$952	$-	$952
Supplemental Disclosures
Cash paid in interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

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

Basis of Presentation

The accompanying unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, movement in stockholders’ equity (deficit) and cash flows disclosed activity since the date of our inception (August 20, 2009) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2014 and December 31, 2013, the Company had no balance of accounts receivable.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable related party and accrued expenses. The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments

Property and equipment

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

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Revenue recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Products and services, geographic areas and major customers

The Company derives revenue from the licensing of songs to the television and music industry. All fee revenues each year were domestic and to external customers.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three and six months ended June 30, 2014 or 2013.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company did not have a stock compensation plan in operation during the three and six month periods ended June 30, 2014 or 2013.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. During the three and six month periods ended June 30, 2014 and 2013, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

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

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 3. NOTE PAYABLE - RELATED PARTY

	June 30, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until June 1, 2011, and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at June 1, 2012.	$-	$1,500

Balance due to a shareholder, unsecured, bears no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013.	-	20,500

Total	$-	$22,000

Effective March 5, 2014, both of these notes payable – related party, together with accrued interest of $1,242, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

NOTE 4. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	June 30, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. The principal balance is convertible at the option of the holder into shares of the Company’s common stock at 50% of the lowest bid price of the Company’s common stock in the 5 days prior to conversion, if quoted on an exchange, or if not quoted, at double the par value.	$-	$2,000

Balance due to a shareholder, unsecured, bears no interest until December 31, 2013 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. Any unpaid balance of principal or interest is convertible at the option of the holder into shares of the Company’s common stock at $0.01 per share	-	4,000

Total	$-	$6,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 4. CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

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

No shares of preferred stock were issued and outstanding during the three and six months ended June 30, 2014 and 2013.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the three and six month periods ended June 30, 2014 the Company issued no shares of common stock.

As at June 30, 2014 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

Effective March 5, 2014:

-	the holder of both notes payable – related party forgave repayment of the principal balances of $22,000, together with accrued interest of $1,242. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

-	the holder of both of these convertible notes payable – related party forgave repayment of the principal balances of $6,000, together with accrued interest of $952. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

ORIGINAL SOURCE ENTERTAINMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO JUNE 30, 2014

NOTE 5. STOCKHOLDERS’ DEFICIT continued

-	the creditor owning the balance of $952 of accounts payable related party forgave repayment of this liability. The gain arising on forgiveness of this liability has been recognized in additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were available to be issued on August 14, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and Capital Resources

At June 30, 2014, Original Source had a cash balance of $680, which represents a $155 increase from the $525 balance at December 31, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $20,247 and $22,430 for the six months ended June 30, 2014 and 2013, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flow from Operating Activities

During the six months ended June 30, 2014 we generated $155 from operating activities compared to $17,780 we used in operating activities during the six months ended June 30, 2013.

During the six months ended June 30, 2014 we incurred a loss of $20,247 which was offset for cash flow purposes by non-cash expenses of $330 and increases in accounts payable and accrued liabilities and accounts payable, related party of $11,702 and $8,370 respectively. By comparison, during the six months ended June 30, 2013 we incurred a loss of $22,430 which was offset for cash flow purposes by non-cash expenses of $4,000 and an increase in accounts payable and accrued liabilities and accounts payable of $650.

Cash Flow from Investing Activities

For the six months ended June 30, 2014 and 2013, we did not pursue any investing activities.

Cash Flow from Financing Activities

For the six months ended June 30, 2014, we did not pursue any financing activities.

By comparison during six months ended June 30, 2014 we received $18,000 from financing activities: we received $8,000 from notes payable–borrowings and $10,000 from the sale of shares of our common stock.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

For the three months ended June 30, 2014, we earned revenues of $303. We had general and administrative expenses of $16,322. As a result, we had a net loss of $16,019 for the three months ended June 30, 2014.

For the three months ended June 30, 2013, we earned revenues of $451. We paid general and administrative expenses of $15,246, and interest expenses of $4,327. As a result, we had a net loss of $19,122 for the three months ended June 30, 2013.

The $3,103 decrease in net loss for the three months ended June 30, 2014 compared to the three months ended June 30, 2014 is primarily the result of the decreased interest expenses following the forgiveness of our related party debt in March 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

For the six months ended June 30, 2014, we earned revenues of $468.  We paid general and administrative expenses of $20,385 and interest expenses of $330. As a result, we had a net loss of $20,247 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we earned revenues of $857. We paid general and administrative expenses of $18,637 and interest expenses of $4,650.  As a result, we had a net loss of $22,430 for the six months ended June 30, 2013.

The $2,183 decrease in net loss for the six months ended June 30, 2014 compared to the six months ended June 30, 2014 is primarily the result of the decreased interest expenses following the forgiveness of our related party debt in March 2014.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We were not subject to any legal proceedings during the three and six months ended June 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of unregistered common stock were sold during the three and six months ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

No shares of senior securities were issued or outstanding during the three and six months ended June 30, 2014.

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

Dated: August 18, 2014

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/ Amer Samad

Amer Samad

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

