Form 10-Q
period 2014-09-30
Original Source Entertainment, Inc.
filed 2014-11-19
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

The number of outstanding shares of the registrant's common stock as of November 19, 2014 was 5,073,000 shares of its $0.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

Item 1. Financial Statements

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$599	$525
Total current assets	599	525

Total Assets	$599	$525

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payables	$8,893	$952
Note payable - related party	17,218	22,000
Convertible notes payable - related party	-	6,000
Accrued interest - related party	-	1,864
Total current liabilities	26,111	30,816

Total Liabilities	26,111	30,816

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized	-	-
none issued and outstanding
Common stock, $0.001 par value; 45,000,000 shares authorized
5,073,000 issued and outstanding	5,073	5,073
Additional paid in capital	76,723	45,577
Deficit accumulated during development stage	(107,308)	(80,941)
Total Stockholders' Deficit	(25,512)	(30,291)

Total Liabilities and Stockholders' Deficit	$599	$525

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	August 20, 2009 (inception) Through September 30, 2014

Revenues	$139	$252	$607	$1,109	$9,740
Cost of Sales	-	-	-	-	2,138
Gross Profit	139	252	607	1,109	7,602

Operating Expenses:
General and administrative	6,259	4,982	26,644	23,619	108,716
Total operating expense	6,259	4,982	26,644	23,619	108,716

Income (Loss) from Operations	(6,120)	(4,730)	(26,037)	(22,510)	(101,114)

Other and interest income (expense):	-	(401)	(330)	(5,051)	(6,194)

Income (loss) before provision for income taxes	(6,120)	(5,131)	(26,367)	(27,561)	(107,308)

Income tax provision	-	-	-	-	-

Net income (loss)	$(6,120)	$(5,131)	$(26,367)	$(27,561)	$(107,308)

Net income (loss) per share:
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares
outstanding:
(Basic and fully diluted)	5,073,000	4,500,000	5,073,000	4,500,000

*denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	August 20, 2009 (inception) Through September 30, 2014

Cash flows from operating activities
Net loss development stage	$(26,367)	$(27,561)	$(107,308)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of debt discount	330	4,000	4,330
Changes to Operating Assets and Liabilities
Accounts payable and accrued liabilities	8,893	1,051	11,709
Net Cash Used in Operating Activities	(17,144)	(22,510)	(91,269)

Cash flows in Investing Activities	-	-	-
Net Cash (Used in) Provided by Investing Activities	-	-	-

Cash flows in Financing Activities
Notes payable - related party	17,218	9,500	39,218
Convertible notes payable - related party	-	-	6,000
Proceeds from issuance of common stock	-	-	33,150
Capital contribution from shareholder	-	12,500	13,500
Net Cash Used in Financing Activities	17,218	22,000	91,868

Net Change in Cash	74	(510)	599

Cash - Beginning of Period	525	1,118	-

Cash - End of Period	$599	$608	$599
Non-cash Financing and Investing Activities
Forgiveness of covertible notes payable and accrued interest-related party	$6,952	$-	$6,952
Forgiveness of notes payable and accrued interest-related party	$23,242	$-	$23,242
Forgiveness of accounts payable - related party	$952	$-	$952
Supplemental Disclosures
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Original Source Entertainment, Inc.

(A Development Stage Company)

Condensed Consolidated Statements Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001) Par	Capital	(Deficit)	Deficit
Balances as of December 31, 2010 - audited	4,500,000	$4,500	$-	$(8,823)	$(4,323)

Common stock issued for cash	573,000	573	28,077	-	28,650

Net Income (Loss) for the year	-	-	-	(27,604)	(27,604)

Balances as of December 31, 2011 - audited	5,073,000	5,073	28,077	(36,427)	(3,277)

Net Income (Loss) for the year	-	-	-	(13,960)	(13,960)

Balances as of December 31, 2012 - audited	5,073,000	5,073	28,077	(50,387)	(17,237)

Capital contribution from shareholder	-	-	13,500	-	13,500

Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000

Net Income (Loss) for the year	-	-	-	(30,554)	(30,554)

Balances as of December 31, 2013 - audited	5,073,000	5,073	45,577	(80,941)	(30,291)

Forgiveness of covertible notes payable and	-	-	6,952	-	6,952

Forgiveness of notes payable and accrued interest-	-	-	23,242	-	23,242

Forgiveness of accounts payable - related party	-	-	952	-	952

Net Income (Loss) for the period	-	-	-	(26,367)	(26,367)

Balances as of September 30, 2014 - unaudited	5,073,000	$5,073	$76,723	$(107,308)	$(25,512)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND THE PERIOD FROM AUGUST 20, 2009 (INCEPTION) TO SEPTEMBER 30, 2014

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

Basis of Presentation

The accompanying unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2014 and December 31, 2013, the Company had no balance of accounts receivable.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and note payable related party. The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments

Property and equipment

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

Revenue recognition

The Company recognizes revenues in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Products and services, geographic areas and major customers

The Company derives revenue from the licensing of songs to the television and music industry. All fee revenues each year were domestic and to external customers.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three and nine months ended September 30, 2014 or 2013.

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

The Company did not have a stock compensation plan in operation during the three and nine month periods ended September 30, 2014 or 2013.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. During the nine month periods ended September 30, 2014 and 2013, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above..

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

NOTE 3: NOTE PAYABLE – RELATED PARTY

	September	December
	30, 2014	31, 2013
Balance due to shareholder, unsecured, bears no interest until June 1, 2011, and 6% compounded monthly thereafter, with principal and interest due to be repaid un full June 1, 2012	$-	$1,500

Balance due to shareholder, unsecured, bears no interest until December 31, 2012, and 6% compounded monthly thereafter, with principal and interest due to be repaid un full December 31, 2013	$-	$20,500

Total	$-	$22,000.00

Effective March 5, 2014, both of these notes payable – related party, together with accrued interest of $1,242, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the nine months ended September 30, 2014, a related party advanced $17,218 to pay for operating expenses of the Company. As of September 30, 2014, the amount outstanding was $17,218. The note payable is non-interest bearing, due upon demand and unsecured.

NOTE 4: CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	September	December
	30, 2014	31, 2013
Balance due to shareholder, unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due to be repaid un full December 31, 2013. The balance is convertible at the option of the holder into shares of the Company's stock at 50% of the lowest bid price of the Company's common stock in the five days prior to conversion, if quoted on an exchange, or if not quoted, at double the par value.	$-	$2,000

Balance due to shareholder, unsecured, bears no interest until December 31, 2013 and 6% compounded monthly thereafter, with principal and interest due to be repaid un full December 31, 2013. Any unpaid balance of principal or interest is convertible at the option of the holder into shares of the Company's common stock at $0.01 per share	$-	$4,000
	$-	$6,000.00

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

No shares of preferred stock were issued and outstanding during the three and nine months ended September 30, 2014 and 2013.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the three and nine month periods ended September 30, 2014 the Company issued no shares of common stock.

As at September 30, 2014 there were 5,073,000 shares of common stock issued and outstanding.

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

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were available to be issued on November 19, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and Capital Resources

At September 30, 2014 we had a cash balance of $599, which represents a $74 increase from the $525 balance at December 31, 2013.

During the nine months ended September 30, 2014, we used cash of $17,144 in operations, compared to $22,510 used in operations during the nine months ended September 30, 2013, a decrease of $5,366. During the nine months ended September 30, 2014 we incurred losses of $26,367 offset for cash flow purposes by $330 in non-cash expenses and an $8,893 increase in accounts payable. By comparison, during the nine months ended September 30, 2013 we incurred losses of $27,561 offset for cash flow purposes by $4,000 in non-cash expenses and a $1,051 increase in accounts payable.

During the nine months ended September 30, 2014 and 2013, we did not pursue any investing activities.

During the nine months ended September 30, 2014 we generated $17,218 from financing activities compared to $22,000 generated from financing activities during the nine months ended September 30, 2013. During the year ended September 30, 2014 we received $17, 218 by way of advance from a related party, while during the nine months ended September 30, 2013 we received $9,500 by way of advance from a related party and $12,500 by way of capital contribution from a shareholder.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $26,367 and $27,561 for the nine months ended September 30, 2014 and 2013, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

For the three months ended September 30, 2014, we earned revenues of $139. We had general and administrative expenses of $6,259. As a result, we had a net loss of $6,120 for the three months ended September 30, 2014.

For the three months ended September 30, 2013, we earned revenues of $252. We paid general and administrative expenses of $4,982 and interest expenses of $401. As a result, we had a net loss of $5,131 for the three months ended September 30, 2013.

The $1,128 increase in net loss for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily the result of the increase in general and administrative expenses.

For the nine months ended September 30, 2014, we earned revenues of $607.  We paid general and administrative expenses of $26,644 and interest expenses of $330. As a result, we had a net loss of $26,367 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we earned revenues of $1,109. We paid general and administrative expenses of $23,619 and interest expenses of $5,051.  As a result, we had a net loss of $27,561 for the nine months ended September 30, 2013.

The $1,194 decrease in the net loss for the nine months ended September 30, 2014 was primarily due to a reduction of $4,721 in interest expense, partially offset by a $3,025 increase in general and administrative expenses.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements other than in respect of the adoption of the new regulations relating to Development Stage Entities discussed above.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None

Item 6.  Exhibits

    Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 101.INS*  XBRL Instance Document

    Exhibit 101.SCH*  XBRL Taxonomy Extension Schema Document

    Exhibit 101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document

    Exhibit 101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document

    Exhibit 101.LAB*  XBRL Taxonomy Extension Label Linkbase Document

    Exhibit 101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

__________

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2014

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/ Amer Samad

Amer Samad

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer )

