Form 10-K
period 2014-12-31
Original Source Entertainment, Inc.
filed 2015-04-15
CIK 1500198

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  000-54716

ORIGINAL SOURCE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-0863354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

24 Turnberry Dr., Williamsville, NY 14221

(Address of principal executive offices, including zip code)

(708) 902-7450

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $315,115.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2015 was 5,073,000 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Original Source Entertainment, Inc. (the “Company”, the “registrant”, “we”, “us”, “our”, or “Original Source”) was incorporated under the laws of the State of Nevada on August 20, 2009. We are a development stage company, formed to license songs to the television and movie industry. From our inception we have generated very little revenues, and our operations have been primarily limited to organizational, start-up, and capital formation activities. We have historically and currently have no employees other than our officers.

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

On March 5, 2014, Ms. Walker and E. Lynn Atwood, a former director, sold an aggregate of 3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director subject to her resignation as such 10 days after the expected filing of a Schedule 14-F by the Company with the Securities and Exchange Commission. As of the date of filing of this Annual Report on Form 10-K, no such Schedule 14-F has been filed by the Company and the Company has no intention of doing so at this time.

Operations

Our business plan is to review music tracks written, produced, and performed by artists who have not already signed away their rights to their original works, then to attempt to contract those songs that we believe have the highest quality and potential for placement in television and film. The registrant intends to offer a wide variety of instrumental and vocal genres including pop, rock, R&B, jazz, country, singer/songwriter, new age, electronic, dance, funk, children's, adult contemporary, and more.

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

Artists are referred to the registrant through advertisement, A&R companies, and referrals from friends, registrant signed artists, and other music industry acquaintances.

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

Typical initial revenues per use in a production vary from $500 to $5,000 or more depending on the potential exposure and audience reach. Royalty revenues have the same value range for the first public airing and are reduced for each re-run, but continue for every public airing forever.

We believe we will be able to attract recording artists to our development stage company as artists want public exposure for their original works and payment for that exposure, which we offer the potential of providing at no cost to the artist.

We intend to focus on the source music niche of music licensing, but provide music for background, and transitional uses as well. The source music niche is music that is coming from a source in the production and is heard by the characters in the production; such as music being played in a coffee house that the characters are in, or music being played on a radio in the production. Currently the registrant has more than 1,100 songs available for licensing, and expects to sign more songs to be added to the catalog to be made available for television and film applications. All genres of music are considered for addition to our catalog with a focus on vocal tracks. Signing new songs is a process which involves artist relations such as discussing the contract with the artist, and familiarizing the artist with royalties, performing rights organizations, and rights to their art. It also involves reviewing the songs submitted by the artist, deciding which songs to contract, making a contract offer to the artist, preparing, sending and signing the contracts, obtaining specific descriptions and details of the songs from the artists, converting the songs into a variety of digital formats and cataloguing the songs with the appropriate performing rights organization and the registrant's music catalog.

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

Revenue

We receive revenues in two ways:

•	Commercial productions pay licensing fees to place a track into their production.

•	We own the publishing rights to all of our songs, and when a production containing a track licensed from the registrant is aired through a public venue, royalties are paid to the registrant by the assigned performing rights organization, such as American Society of Authors and Composers, Broadcast Music, Inc. or Society of European Stage Authors & Composers. These three performing rights organizations represent songwriters and publishers in the U.S. and their right to be compensated for having their music performed in public.

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

Employees

At this time, we have no employees other than our executive officer who is also a director. All functions including development, strategy, negotiations and administration are currently being provided by our executive officer and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The address of our principal executive office is 24 Turnberry Dr., Williamsville NY 14221, in the offices of Mr. Samad supplied at no charge to the registrant. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (718)-902-740.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Original Source.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no trading market for our common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

There were approximately 34 record holders of our common stock as of March 31, 2015.

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

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

On March 5, 2014, Lecia L. Walker and E. Lynn Atwood, a former director, sold an aggregate of 3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director subject to her resignation as such 10 days after the expected filing of a Schedule 14-F by the Company with the Securities and Exchange Commission. As of the date of filing of this Annual Report on Form 10-K, no such Schedule 14-F has been filed by the Company and the Company has no intention of doing so at this time.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements and notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

See also Note 1 to our consolidated financial statements in Item 8 of this Report.

Trends and Uncertainties

There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Original Source’s financial statements.

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013.

We generated revenue of $773 in 2014 compared to $1,249 in 2013. We incurred a net loss of $36,244 in 2014 compared to a net loss of $30,554 in 2013. General and administrative expenses and professional fees were $36,687 in 2014 compared to $26,342 in 2013, an increase of $10,345. General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Original Source to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

At December 31, 2014, Original Source had a cash balance of $205, which is a $320 decrease from the $525 balance at December 31, 2013. This decrease is a result our operating losses exceeding the financing we received from related party borrowings.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $36,244 and $30,554 for the years ended December 31, 2014 and 2013, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 15, 2015. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

Operating Activities

We used cash of $26,173 in operating activities in the twelve months ended December 31, 2014 compared to cash of $25,093 used in operating activities in the twelve months ended December 31, 2013. During the twelve months ended December 31, 2014 we incurred losses of $36,244 which were partially offset for cash flow purposes by an increase in accounts payable and accrued liabilities of $9,741 and by non-cash expenses of $330. By comparison, during the twelve months ended December 31, 2013 we incurred losses of $30,554 which we partially offset for cash flow purposes by non-cash expenses of $4,000 and an increase in accounts payable and accrued expenses of $1,461.

Investing Activities

We neither generated nor used cash in investing activities during the twelve months ended December 31, 2014 or 2013.

Financing Activities

For the year ended December 31, 2014, we received advances of $22,628 from a related party and a further $3,225 by way of convertible note payable from a former related party. As a result, we received net cash totaling $25,853 from financing activities during the year ended December 31, 2014.

By comparison, during the For the year ended December 31, 2013, we received $7,000 by way of note payable, $4,000 by way of convertible notes and by way of capital contribution, all form Mrs. Walker. Consequently, we received net cash provided by financing activities of $24,500 during the year ended December 31, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2014, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We intend to recruit experienced professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Lecia L. Walker	48	Director	Inception

Amer Samad	30	CEO/ Director	2014

Lecia L. Walker.  Lecia L. Walker has been involved in the entertainment industry for over 27 years. From 2007 (inception) to 2014, Ms. Walker has owned and operated Original Source Music, Inc., a music library.  From 2000 - 2007, Ms. Walker assisted in launching Private Wavs, a music library which licenses music to television and film. In preparation for the launch, she conducted the market research, product and packaging design, sales, and marketing for the entity.

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

Based solely on review of the copies of such forms furnished to Original Source, Original Source's two directors did not file their reports in 2014 on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our current or former executive officers or directors received any compensation for services in 2014 or 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2015, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Except as otherwise provided, the address of each such person is the Company’s address at 24 Turnberry Dr., Williamsville, NY 14221.

Name and address	Amount	Percentage
Lecia L. Walker	-	-

Amer Samad	3,500,000	69%

Officers and Directors as a group (2 persons)	3,500,000	69%

Linda LaRae Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of March 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lecia L. Walker and Amer Samad are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2014 and 2013, there were no transactions with related persons, other than (a) the License and Assignment Agreement with Ms. Walker discussed earlier in this Form 10-K, (b) the forgiveness of certain interest bearing and convertible notes payable to Ms. Walker discussed elsewhere in this Form 10-K, (c) the advance of $32,594 as of December 31, 2014 by Mr. Samad to pay for operating expenses of the Company and (d) as set forth below in this Item 13. See notes 3-5 of the Notes to the Audited Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K.

Our administrative functions have been operated from the home of Ms. Walker and the offices of Mr. Samad. We do not pay Ms. Walker or Mr. Samad for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our auditor for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, were approximately $10,850 and $7,500, respectively.

Audit Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our auditor that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from our auditor for the 2014 and 2013 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from our auditor for the 2014 and 2013 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2014 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ deficit

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

__________

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

ORIGINAL SOURCE ENTERTAINMENT, INC

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Original Source Entertainment, Inc.

Williamsville, NY

We have audited the accompanying balance sheets of Original Source Entertainment, Inc. as of December 31, 2014 and 2013 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Entertainment, Inc. as of December 31, 2014 and 2013 and the related statement of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, formerly Arvada, Colorado

April 15, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2014	Dec. 31, 2013
ASSETS
Current assets
Cash	$205	$525
Total current assets	205	525

Total Assets	$205	$525

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,966	$-
Accrued liabilities	3,000	-
Advances – related party	22,628	952
Notes payable – related parties	-	22,000
Convertible notes payable - related party, net of debt discount	-	6,000
Accrued interest payable - related party	-	1,864
Total current liabilities	35,594	30,816

Total Liabilities	35,594	30,816

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 and 5,073,000 shares issued and outstanding as at December 31, 2014 and 2013, respectively	5,073	5,073
Additional paid in capital	76,723	45,577
Retained deficit	(117,185)	(80,941)
Total Stockholders' Deficit	(35,389)	(30,291)

Total Liabilities and Stockholders' Deficit	$205	$525

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$773	$1,249

Operating Expenses:
General and administrative	36,687	26,342
Total operating expenses	36,687	26,342

Loss from Operations	(35,914)	(25,093)

Other income (expense)	(330)	(5,461)

Loss before provision for income taxes	(36,244)	(30,554)

Income tax provision	-	-

Net Loss	$(36,244)	$(30,554)
Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' ( Deficit)
Balances at December 31, 2012	5,073,000	$5,073	$28,077	$(50,387)	$(17,237)

Capital contribution from shareholder	-	-	13,500	-	13,500

Beneficial conversion feature of convertible note payable	-	-	4,000	-	4,000

Net income (loss) for the year	-	-	-	(30,554)	(30,554)

Balances at December 31, 2013	5,073,000	$5,073	$45,577	$(80,941)	$(30,291)

Beneficial conversion feature on loan payable – related party	-	-	3,225	-	3,000

Gain on forgiveness of related party notes payable	-	-	27,921	-	28,146

Net income (loss) for the year	-	-	-	(36,244)	(36,244)

Balances at December 31, 2014	5,073,000	$5,073	$76,723	$(117,185)	$(35,389)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating Activities:
Net Loss	$(36,244)	$(30,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	330	4,000
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	12,966	-
Accounts payable and accrued liabilities – related party	(3,225)	1,461
Net Cash Used in Operating Activities	(26,173)	(25,093)

Investing Activities:
Net Cash Used in Investing Activities	-	-

Financing Activities:
Advances – related party	22,628	-
Notes payable - related parties	-	7,000
Convertible notes payable - related party	3,225	4,000
Capital contribution – related party		13,500
Net Cash Provided by Financing Activities	25,853	24,500
Net Change in Cash	(320)	(593)

Cash - Beginning of Period	525	1,118

Cash - End of Period	$205	$525

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$28,146	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Entertainment, Inc. (the “Company”), was incorporated in the State of Nevada on August 20, 2009 (“Inception”). The Company’s intent is to license songs to the television and music industry for use for use in television shows or movies. The Company has had limited activity and revenue to date.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, movement in stockholders’ equity (deficit) and cash flows disclosed activity since the date of our inception (August 20, 2009) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2014 and 2013 the Company had no balance of accounts receivable.

Fair Value of Financial Instruments

FASB ASC 820-10 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

Level 3 Inputs that are both significant to the fair value measurement and unobservable.

The carrying value of cash, accrued liabilities and loan payable - related party approximates their fair value due to their short-term maturity.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at December 31, 2014 and 2013.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2014 or 2013.

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

The Company did not have a stock compensation plan in operation during the twelve months ended December 31, 2014 or 2013.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.

During the years ended December 31, 2014 and 2013, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

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

NOTE 3: ADVANCES PAYABLE - RELATED PARTY

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

During the twelve months ended December 31, 2014 a related party advanced to the Company $22,628 to pay for its operating expenses. As of December 31, 2014, the amount outstanding was $22,628. The note payable is non-interest bearing, due upon demand and unsecured.

The $952 loan balance at December 31, 2013 was forgiven in the year ended December 31, 2014. The gain on the forgiveness of this related party and recognized in additional paid in capital.

NOTE 4. NOTES PAYABLE - RELATED PARTY

	December 31, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until June 1, 2011, and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at June 1, 2012.	$-	$1,500

Balance due to a shareholder, unsecured, bears no interest until December 31, 2012 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013.	-	20,500

Total	$-	$22,000

Effective March 5, 2014, both of the interest bearing notes payable - related party, together with accrued interest of $1,242, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

NOTE 5. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	December 31, 2014	December 31, 2013
Balance due to a shareholder, unsecured, bears no interest until December 31, 2010 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. The principal balance is convertible at the option of the holder into shares of the Company’s common stock at 50% of the lowest bid price of the Company’s common stock in the 5 days prior to conversion, if quoted on an exchange, or if not quoted, at double the par value.	$-	$2,000

Balance due to a shareholder, unsecured, bears no interest until December 31, 2013 and 6% compounded monthly thereafter, with principal and interest due to be repaid in full at December 31, 2013. Any unpaid balance of principal or interest is convertible at the option of the holder into shares of the Company’s common stock at $0.01 per share. (1)	-	4,000

On Balance due to a former related party who loaned the Company $3,225, net of $3,225 debt discount. The note is interest fee until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001).

Total	$-	$6,000

(1)	The convertible feature of the convertible note payable issued in the twelve months ended December 31, 2013 was valued at $16,000 on an intrinsic value basis. The valuation was based on the fact that 400,000 shares were issuable under the terms of note at $0.01 per share compared to the last cash price for the sale of the shares of $0.05. However, as the debt discount cannot exceed the face value of the loan note, $4,000 was recognized as a debt discount and amortized over the life of the loan note.

Effective March 5, 2014, both of these convertible notes payable – related party outstanding at December 31, 2013, were forgiven by the holder. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

On December 31, 2014 a former related party loaned the Company $3,255. The note is interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,225 as of December 31, 2014 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the twelve months ended December 31, 2014 the Company issued no shares of common stock.

As at December 31, 2014 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the twelve months ended December 31, 2014, as described in Note 3, 4 and 5, related party shareholders forgave Company liabilities totaling $28,146. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

During the twelve months ended December 31, 2013, a shareholder contributed $13,500 to fund the Company’s ongoing activities. The shareholder did not receive any equity for the contribution and the contribution is not repayable. Accordingly this contribution has been credited to additional paid in capital.

NOTE 7 – INCOME TAXES

The Internal Revenue Code (“IRC”) allows net operating losses (“NOL's”) to be carried forward and applied against future profits for a period of twenty years.

We did not provide any current or deferred federal income tax provision or benefit for any of the periods presented in our consolidated financial statements because we have experienced losses since our inception. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any potential future tax benefit. We provided a full valuation allowance against our net deferred tax assets, consisting of net operating loss carry forwards, because we determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2014 and 2013 as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2014	2013
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	—%	—%

 Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2014	2013
Net loss carry forward	$45,702	$31,567
Valuation allowance	(45,702)	(31,567)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2014	2013
Tax at statutory rate	$14,135	$9,786
Valuation allowance	(14,135)	(9,786)
	$—	$—

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad
Amer Samad
Chief Executive Officer
Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lecia L. Walker
Lecia L. Walker
Director
Dated: April 15, 2015

By:	/s/ Amer Samad
Amer Samad
CEO and Director
Dated: April 15, 2015

