Form 10-Q
period 2015-03-31
Original Source Entertainment, Inc.
filed 2015-05-20
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-169732

Original Source Entertainment, Inc.

(Exact name of Registrant in its charter)

Nevada	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

24 Turnberry Dr., Williamsville, NY	14221
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:   (708) 902-7450

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

The number of outstanding shares of the registrant's common stock as of May 18, 2015 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$195	$205
Total current assets	195	205

Total Assets	$195	$205

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,129	$9,966
Accrued liabilities	-	3,000
Advances - related party	30,209	22,628
Convertible notes payable - related party, net of debt discount	1,829	-
Total current liabilities	35,167	35,594

Total Liabilities	35,167	35,594

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 and 5,073,000 shares issued and outstanding as at March 31, 2015 (unaudited) and December 31, 2014, respectively	5,073	5,073
Additional paid in capital	88,723	76,723
Accumulated deficit	(128,768)	(117,185)
Total Stockholders' Deficit	(34,972)	(35,389)

Total Liabilities and Stockholders' Deficit	$195	$205

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$113	$165

Operating Expenses:
General and administrative	9,867	4,063

Loss from Operations	(9,754)	(3,898)

Other income (expense)	(1,829)	(330)

Loss before provision for income taxes	(11,583)	(4,228)

Income tax provision	-	-

Net Loss	$(11,583)	$(4,228)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

*	denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Loss	$(11,583)	$(4,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,829	-
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	(9,837)	4,203
Net Cash Used in Operating Activities	(19,591)	(25)

Investing Activities:	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Advances - related party	7,581	-
Advances under convertible notes payable – related party	12,000	-
Net Cash Provided by Financing Activities	19,581	-

Net Change in Cash	(10)	(25)

Cash - Beginning of Period	205	525

Cash - End of Period	$195	$500

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$31,144

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Condensed Unaudited Interim Financial Statements

The accompanying condensed consolidated unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2015, the Company had no balance of accounts receivable.

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

The carrying value of cash, accounts payable, accrued liabilities, advances – related party and convertible notes payable - related party approximates their fair value due to their short-term maturity.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at March 31, 2015 and 2014.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three months ended March 31, 2015 or 2014.

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

The Company did not have a stock compensation plan in operation during the three months ended March 31, 2015 or 2014.

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

During the three month periods ended March 31, 2015 and 2014, the Company did have potentially dilutive shares issuable under certain convertible debt instruments outstanding that have been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

During the twelve months ended December 31, 2014 a related party advanced to the Company $22,628 to pay for its operating expenses. As of December 31, 2014, the amount outstanding was $22,628. The balance payable is non-interest bearing, due upon demand and unsecured.

The $952 loan balance at December 31, 2013 was forgiven in the year ended December 31, 2014. The gain on the forgiveness of this related party and recognized in additional paid in capital.

During the three months ended March 31, 2015, a related party advanced the Company an additional $7,581 to pay for certain of its operating expenses. The total amount outstanding as of March 31, 2015 was $30,209. The balance payable is non-interest bearing, unsecured and due upon demand.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	March 31, 2015	December 31, 2014

Convertible Note A
Principal	$3,225	$3,225
Debt discount	(2.534)	(3,225)

Convertible Note B
Principal	6,000	-
Debt discount	(4,862)	-

Convertible Note C
Principal	6,000	-
Debt discount	(6,000)	-

Total convertible notes payable - related party, net of debt discount	$1,829	$-

Convertible Note A

On December 31, 2014, a former related party loaned the Company $3,255. The note is interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,225 as of March 31, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note B

On January 21, 2015, a former related party loaned the Company $6,000. The note is interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of March 31, 2015 and matures on January 31 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note C

On March 31, 2015, a former related party loaned the Company $6,000. The note is interest free until August 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of March 31, 2015 and matures on March 30, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2015 and 2014.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the three month periods ended March 31, 2015 and 2014, the Company issued no shares of common stock.

As at March 31, 2015 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the last fiscal year ended December 31, 2014, related party shareholders forgave Company liabilities totaling $28,146. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

During the fiscal year ended December 31, 2013, a shareholder contributed $13,500 to fund the Company’s ongoing activities. The shareholder did not receive any equity for the contribution and the contribution is not repayable. Accordingly this contribution has been credited to additional paid in capital.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $11,583 and $4,228 for the three months ended March 31, 2015 and 2014, respectively, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the three months ended March 31, 2015 we used $19,591 in operating activities compared to $25 during the three months ended March 31, 2014.

During the three months ended March 31, 2015 we incurred a loss of $11,583 which was partially offset for cash flow purposes by $1,829 in non-cash expenses and we reduced our balance of accounts payable and accrued liabilities by $9,837. By comparison, during the three months ended March 31, 2014, we incurred losses of $4,228 which was largely offset for cash flow purposes by a $4,203 increase in accounts payable and accruals.

Investing Activities

During the three month periods ended March 31, 2015 and 2014, we did not pursue any investing activities.

Financing Activities

During the three months ended March 31, 2015 we received $19,581 from financing activities while, by comparison, we neither generated nor used funds in financing activities during the three months ended March 31, 2014.

During the three month ended March 31, 2015 we received $12,000 by way of convertible note payable – related party and $7,581 by way of advances related party.

Results of Operations

For the three months ended March 31, 2015, we recognized revenues of $113, incurred general and administrative expenses of $9,867 and amortized $1,829 of debt discount related to our convertible notes payable - related party. As a result, we had a net loss of $11,583 for the three months ended March 31, 2015.

By comparison, for the three months ended March 31, 2014, we recognized revenues of $165, incurred general and administrative expenses of $4,063 and interest expenses of $330. As a result, we had a net loss of $4,228 for the three months ended March 31, 2014.

The $7,355 increase in net loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily the result of the increase in general and administrative expenses and particularly in legal fees

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of March 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2015 and 2014 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2015 a former related party loaned the Company $6,000. The note is interest free until June 30, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001).

On March 31, 2015 a former related party loaned the Company $6,000. The note is interest free until August 30, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001).

The above transactions were exempt under Section 4(a)(2) and/or 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the fact that each of the investors were accredited investors, had acquired the securities for investment purposes and not with a view for re-distribution, and had access to sufficient information concerning the Company.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three months ended March 31, 2015 or 2014.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

Effective as of May 18, 2015, Lecia Walker resigned as a director of the Company. The resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Dated: May 20, 2015

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad
Amer Samad Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

