Form 10-Q
period 2015-06-30
Original Source Entertainment, Inc.
filed 2015-08-13
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-169732

Original Source Entertainment, Inc.

(Exact name of Registrant in its charter)

Nevada	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

24 Turnberry Dr., Williamsville, NY	14221
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (708) 902-7450

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

The number of outstanding shares of the registrant's common stock as of August 13, 2015 was 5,073,000 shares of its $0.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
Assets:
Current Assets
Cash	$371	$205
Total Current Assets	371	205

Total Assets	$371	$205

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts payable	$8,753	$9,966
Accrued liabilities	-	3,000
Advances - related party	43,251	22,628
Convertible notes payable - related party, net of debt discount	5,484	-
Total Current Liabilities	57,488	35,594
Total Liabilities	57,488	35,594

Stockholders' Deficit:
Preferred stock, par value $0.001, authorized 5,000,000 shares, 0 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	-	-
Common stock, par value $0.001, authorized 45,000,000 shares, 5,073,000 issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	5,073	5,073
Additional paid in capital	88,723	76,723
Accumulated deficit	(150,913)	(117,185)
Total Stockholders' Deficit	(57,117)	(35,389)

Total Liabilities and Stockholders' Deficit	$371	$205

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$300	$303	$413	$468

Operating Expenses:
General and administrative	18,790	16,322	28,657	20,385
Total Operating Expenses	18,790	16,322	28,657	20,385

Operating Income (Loss)	(18,490)	(16,019)	(28,244)	(19,917)

Other Income (Expense)
Interest Expense	(3,655)	-	(5,484)	(330)
Total Other Income (Expense)	(3,655)	-	(5,484)	(330)

Net Income (Loss) Before Taxes	(22,145)	(16,019)	(33,728)	(20,247)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(22,145)	$(16,019)	$(33,728)	$(20,247)

Net income (loss) per share- basic and diluted	$(0.00)*	$(0.00)*	$(0.01)*	$(0.00)*

Weighted average common shares outstanding- basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*	denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the Period	$(33,728)	$(20,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of debt discount	5,484	330
Changes in Operating Assets and Liabilities
Accounts payable and accrued interest	(4,213)	11,702
Accounts payable - related party	-	8,370

Net Cash Provided by (Used in) Operating Activities	(32,457)	155

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances - related party	20,623	-
Notes payable	12,000	-

Net Cash Provided by Investing Activities	32,623	-

Net (Decrease) Increase in Cash	166	155

Cash at Beginning of Period	205	525

Cash at End of Period	$371	$680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of convertible notes payable and accrued interest - related party	$-	$6,952
Forgiveness of convertible notes payable and accrued interest - related party	$-	$23,242
Forgiveness of accounts payable - related party	$-	$952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

Condensed Unaudited Interim Financial Statements

The accompanying condensed consolidated unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2015, the Company had no balance of accounts receivable.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at June 30, 2015 and 2014.

Revenue recognition

The Company recognizes revenues in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

Products and services, geographic areas and major customers

The company derives revenue from the licensing of songs to the television and music industry. All fee revenues each year were domestic and to external customers.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three and six months ended June 30, 2015 or 2014.

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

The Company did not have a stock compensation plan in operation during the three and six months ended June 30, 2015 or 2014.

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

During the three and six month periods ended June 30, 2015 and 2014, the Company did have potentially dilutive shares issuable under certain convertible debt instruments outstanding that have been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in all period presented and, therefore, basic and diluted loss per share are equal in all periods presented.

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

During the six months ended June 30, 2015, a related party advanced the Company an additional $20,623 to pay for certain of its operating expenses. The total amount outstanding as of June 30, 2015 was $43,251. The balance payable is non-interest bearing, unsecured and due upon demand.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	June 30, 2015	December 31, 2014

Convertible Note A
Principal	$3,225	$3,225
Debt discount	(1,843)	(3,225)

Convertible Note B
Principal	6,000	-
Debt discount	(3,398)	-

Convertible Note C
Principal	6,000	-
Debt discount	(4,500)	-

Total	$5,484	$-

Convertible Note A

On December 31, 2014, a former related party loaned the Company $3,225. The note is interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,225 as of June 30, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,225. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note B

On January 21, 2015 a former related party loaned the Company $6,000. The note is interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of June 30, 2015 and matures on January 31 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note C

On March 31, 2015 a former related party loaned the Company $6,000. The note is interest free until August 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of June 30, 2015 and matures on March 30, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three and six months ended June 30, 2015 and 2014.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the three and six month periods ended June 30, 2015 and 2014, the Company issued no shares of common stock.

As at June 30, 2015 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the last fiscal year ended December 31, 2014, related party shareholders forgave Company liabilities totaling $28,146. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

During the six months ended June 30, 2015, the Company issued two, $6,000 convertible notes payable to a former related party. The notes are convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The Company assessed the embedded conversion features and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $12,000 which was credited to additional paid in capital during the period.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Original Source Entertainment, Inc. (“Original Source”) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Original Source believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Original Source’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Original Source’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2015

During the three months ended June 30, 2015, we earned revenues of $300. We had general and administrative expenses of $18,790 and interest expense of $3,655. As a result, we had a net loss of $22,145 for the three months ended June 30, 2015.

By comparison, during the three months ended June 30, 2014, we earned revenues of $303. We paid general and administrative expenses of $16,322, and interest expenses of $0. As a result, we had a net loss of $16,019 for the three months ended June 30, 2014.

The $6,126 increase in net loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily the result of the increase of interest expense of $3,655 arising from the amortization of the debt discount on the issuance of convertible notes payable – related party totaling $15,225 since June 30, 2014, as well as an increase in general and administrative expenses of $2,468 largely due to increased legal fees.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

During the six months ended June 30, 2015, we earned revenues of $413. We paid general and administrative expenses of $28,657 and interest expenses of $5,484. As a result, we had a net loss of $33,728 for the six months ended June 30, 2015.

Comparatively, during the six months ended June 30, 2014, we earned revenues of $468. We paid general and administrative expenses of $20,385 and interest expenses of $330. As a result, we had a net loss of $20,247 for the six months ended June 30, 2014.

The $13,481 increase in net loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily the result of the increase in interest expense of $5,154 arising from the amortization of the debt discount on the issuance of convertible notes payable – related party totaling $15,225 since June 30, 2014, as well as an increase in general and administrative expenses of $8,272 largely due to increased legal fees.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $33,728 and $20,247 for the six months ended June 30, 2015 and 2014, respectively, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.

Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Management is also seeking a potential company to acquire or otherwise to enter into a business combination.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

Operating Activities

During the six months ended June 30, 2015 we used $32,457 in operating activities compared to cash provided of $155 during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we incurred a loss of $33,728 which was partially offset for cash flow purposes by $5,484 in non-cash expenses and increased by a reduction in our balance of accounts payable and accrued liabilities by $4,213. By comparison, during the six months ended June 30, 2014, we incurred losses of $20,247 which was largely offset for cash flow purposes by an $11,702 increase in accounts payable and accruals and by a $8,370 increase in accounts payable – related party.

Investing Activities

During the six month periods ended June 30, 2015 and 2014, we did not pursue any investing activities.

Financing Activities

During the six months ended June 30, 2015, we received $32,623 from financing activities while, by comparison, we neither generated nor used funds in financing activities during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we received $20,623 by way of advances – related party and $12,000 by way of convertible notes payable – related party.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the six months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of June 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the three month periods ended June 30, 2015 and 2014 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were completed during the three months ended June 30, 2015.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three months ended June 30, 2015 or 2014.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS  XBRL Instance Document

Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2015

Original Source Entertainment, Inc.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chief Executive Officer
(Principal Executive and Financial Officer)

