Form 10-Q
period 2015-09-30
Original Source Entertainment, Inc.
filed 2015-11-16
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of the registrant's common stock as of November 13, 2015 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets:
Current Assets
Cash	$201	$205
Total Current Assets	201	205

Total Assets	$201	$205

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts payable	$8,102	$9,966
Accrued liabilities	169	3,000
Advances - related party	46,504	22,628
Convertible notes payable - related party, net of debt discount	9,349	-

Total Current Liabilities	64,124	35,594

Total Liabilities	64,124	35,594

Stockholders' Deficit:
Preferred stock, par value $0.001, authorized 5,000,000 shares, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, par value $0.001, authorized 45,000,000 shares, 5,073,000 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5,073	5,073

Additional paid in capital	91,983	76,723
Accumulated deficit	(160,979)	(117,185)

Total Stockholders' Deficit	(63,923)	(35,389)
Total Liabilities and Stockholders' Deficit	$201	$205

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

Revenues	$48	$139	$461	$607

Operating Expenses:
General and administrative	6,080	6,259	34,737	26,644

Total Operating Expenses	6,080	6,259	34,737	26,644

Loss from operations	(6,032)	(6,120)	(34,276)	(26,037)

Other Income (Expense)

Interest Expense	(4,034)	-	(9,518)	(330)

Total Other Income (Expense)	(4,034)	-	(9,518)	(330)

Net Loss Before Taxes	(10,066)	(6,120)	(43,794)	(26,367)

Income Tax Provision	-	-	-	-
Net Loss	$(10,066)	$(6,120)	$(43,794)	$(26,367)

Net loss per share- basic and diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted average common shares outstanding- basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	Sept 30, 2015	Sept 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(43,794)	$(26,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of debt discount	9,349	330
Changes in Operating Assets and Liabilities
Accounts payable and accrued interest	(4,695)	8,893
Net Cash Provided by (Used in) Operating Activities	(39,140)	(17,144)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances - related party	23,876	-
Proceeds from convertible note payable- related party	15,260	17,218
Net Cash Provided by (Used in) Financing Activities	39,136	17,218

Net (Decrease) Increase in Cash	(4)	74
Cash at Beginning of Period	205	525
Cash at End of Period	$201	$599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of convertible notes payable and accrued interest - related party	$-	$6,952
Forgiveness of convertible notes payable and accrued interest - related party	$-	$23,242
Forgiveness of accounts payable - related party	$-	$952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

Condensed Unaudited Interim Financial Statements

The accompanying condensed consolidated unaudited financial statements of Original Source Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2015, the Company had no balance of accounts receivable.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at September 30, 2015 and 2014.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the three and nine months ended September 30, 2015 or 2014.

The Company did not have a stock compensation plan in operation during the nine and six months ended September 30, 2015 or 2014.

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

During the three and nine month periods ended September 30, 2015 and 2014, the Company did have potentially dilutive shares issuable under certain convertible debt instruments outstanding that have been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in all period presented and, therefore, basic and diluted earnings (loss) per share are equal in all periods presented.

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

During the nine months ended September 30, 2015, a related party advanced the Company an additional $23,876 to pay for certain of its operating expenses. The total amount outstanding as of September 30, 2015 was $46,504. The balance payable is non-interest bearing, unsecured and due upon demand.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	September 30, 2015	December 31, 2014

Convertible Note A
Principal	$3,225	$3,225
Debt discount	(1,152)	(3,225)

Convertible Note B
Principal	6,000	-
Debt discount	(1,935)	-

Convertible Note C
Principal	6,000	-
Debt discount	(3,000)	-
Convertible Note D
Principal	3,260	-
Debt discount	(3,049)	-

Convertible Note A

On December 31, 2014, a former related party loaned the Company $3,225. The note was interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,225 as of September 30, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note B

On January 21, 2015 a former related party loaned the Company $6,000. The note was interest free until June 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of September 30, 2015 and matures on January 31 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note C

On March 31, 2015 a former related party loaned the Company $6,000. The note was interest free until August 30, 2015 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of September 30, 2015 and matures on March 30, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

Convertible Note D

On September 14, 2015 a former related party loaned the Company $3,260. The note is interest free until June 30, 2016 after which time it bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,260 as of September 30, 2015 and matures on December 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at beneficial conversion feature (capped at proceeds received) of $3,260. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the effective interest rate method, over the life of the note.

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

For the three months ended September 30, 2015, we earned revenues of $48. We had general and administrative expenses of $6,080 and interest expenses of $4,034. As a result, we had a net loss of $10,066 for the three months ended September 30, 2015.

For the three months ended September 30, 2014, we earned revenues of $139. We paid general and administrative expenses of $6,259. As a result, we had a net loss of $6,120 for the three months ended September 30, 2014.

The $3,946 increase in net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily the result of the increase in interest expense and the amortization of the beneficial conversion feature on the convertible notes, which are in 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

For the nine months ended September 30, 2015, we earned revenues of $461. We paid general and administrative expenses of $34,737 and interest expenses of $9,518. As a result, we had a net loss of $43,794 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we earned revenues of $607. We paid general and administrative expenses of $26,644 and interest expenses of $330. As a result, we had a net loss of $26,367 for the nine months ended September 30, 2014.

The $17,427 increase in net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily the result of the increase in general and administrative expenses and the amortization of the beneficial conversion feature on the convertible notes, which are in 2015.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $43,794 and $26,367 for the nine months ended September 30, 2015 and 2014, respectively, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the nine months ended September 30, 2015 we used $39,140 in operating activities compared to $17,144 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we incurred a loss of $43,794 which was partially offset for cash flow purposes by $9,349 in non-cash expenses and we reduced our balance of accounts payable and accrued liabilities by $4,695. By comparison, during the nine months ended September 30, 2014, we incurred losses of $26,367 which was offset for cash flow purposes by $330 in non-cash expenses and an $8,893 increase in accounts payable.

Investing Activities

During the nine month periods ended September 30, 2015 and 2014, we did not pursue any investing activities.

Financing Activities

During the nine months ended September 30, 2015, we received $39,136 from financing activities while, by comparison, during the nine months ended September 30, 2014 we received $17,218 from financing activities.

During the nine months ended September 30, 2015, we received $15,260 by way of convertible notes payable – related party and $23,876 by way of advances from a related party. During the nine months ended September 30, 2014 we received $17,218 by way of a note payable – related party.

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

During the nine months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based on this evaluation, our chief executive officer and principal financial officer concluded such controls and procedures to be not effective as of September 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was not subject to any legal proceedings during the nine month periods ended September 30, 2015 and 2014 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.	Risk Factors

Not applicable for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

None

Item 6.	Exhibits

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

Dated: November 16, 2015

Original Source Entertainment, Inc.

By:	/s/ Amer Samad
Name: Amer Samad
Title: Chief Executive Officer
(Principal Executive and Financial Officer)

