Form 10-K
period 2015-12-31
Original Source Entertainment, Inc.
filed 2016-04-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 11, 2016 was 5,073,000 shares of its $0.001 par value common stock.

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

However, on February 5, 2014, our board of directors authorized the spin-off of Original Source Music, Inc., our wholly-owned subsidiary which holds all of our operations, to our shareholders of record as of February 25, 2014. The spin-off would be done in connection with a prior change of control of our company as described further below. Under the terms of the spin-off, the common stock, par value $0.001 per share, of Original Source Music will be distributed on a pro-rata basis to each holder of our common stock on the February 25, 2014 record date without any consideration or action on the part of such holders, and the holders of our common stock as of the February 25, 2014 record date will become owners of 100% of the common stock of Original Source Music. The spin-off will be consummated only upon the satisfactory resolution of all comments from the Securities and Exchange Commission to the Registration Statement on Form 10 filed by Original Source Music and its effectiveness with the SEC. The shares of common stock to be transferred upon completion of the spin-off to our stockholders as of the February 25, 2014 record date are being held in escrow with J.M. Walker & Associates, Attorneys At Law. As we have not yet spun-off the business and operations of Original Source Music, for purposes of this Annual Report on Form 10-K, we are describing our company as if the spin-off has not been consummated and we are continuing our business plan through Original Source Music.

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

On August 21, 2009, Lecia Walker granted to us a license for a period of ten years for the entire list of songs under a License and Assignment Agreement. Pursuant to the License and Assignment Agreement, Ms. Walker was issued 3,000,000 of our shares of common stock. On August 25, 2009, our board of directors authorized the assignment of our rights under the License and Assignment Agreement to Original Source Music, Inc., our subsidiary. Effective May 31, 2010, Ms. Walker granted us an option to extend the term of the original license for an additional 10 year period to expire August 25, 2029.

On March 5, 2014, Ms. Walker and E. Lynn Atwood, a former director, sold an aggregate of 3,500,000 shares of our common stock, representing approximately 69% of our issued and outstanding shares of common stock, to Amer Samad. As a result, Mr. Samad was appointed our Chief Executive Officer, and Ms. Walker resigned from all officer positions but remained a director until May 18, 2015, at which time she resigned as a director but remains an officer and director of Original Source Music.

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

Employees

At this time, we have no employees other than our executive officer who is also a director, and Ms. Walker performs services for our subsidiary Original Source Music. We retain consultants from time to time to assist with administrative functions.

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

The offices of our subsidiary Original Source Music consist of 400 square feet and are located at 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado, 80120, in space presently leased by Ms. Lecia L. Walker and supplied at no charge.

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

There were approximately 33 record holders of our common stock as of April 11, 2016.

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

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014.

We generated revenue of $742 in 2015 compared to $773 in 2014. We incurred a net loss of $62,863 in 2015 compared to a net loss of $36,244 in 2014. General and administrative expenses and professional fees were $49,587 in 2015 compared to $36,687 in 2014, an increase of $12,900. General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Original Source to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

At December 31, 2015, Original Source had a cash balance of $1,838, which is a $1,633 increase from the $205 balance at December 31, 2014. This increase is a result of the financings we received from related party borrowings exceeding the operating loss.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $62,863 and $36,244 for the years ended December 31, 2015 and 2014, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 14, 2016. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

Operating Activities

We used cash of $45,151 in operating activities in the twelve months ended December 31, 2015 compared to cash of $26,173 used in operating activities in the twelve months ended December 31, 2014. During the twelve months ended December 31, 2015 we incurred losses of $62,863 which were partially offset for cash flow purposes by an increase in accounts payable and accrued liabilities of $4,093 and by non-cash expenses of $13,619. By comparison, during the twelve months ended December 31, 2014 we incurred losses of $36,244 which were partially offset for cash flow purposes by an increase in accounts payable and accrued liabilities of $9,741 and by non-cash expenses of $330.

Investing Activities

We neither generated nor used cash in investing activities during the twelve months ended December 31, 2015 or 2014.

Financing Activities

For the year ended December 31, 2015, we received advances of $30,024 from a related party and a further $16,760 by way of convertible note payable from a related party. As a result, we received net cash totaling $46,784 from financing activities during the year ended December 31, 2015.

By comparison, for the year ended December 31, 2014, we received advances of $22,628 from a related party and a further $3,225 by way of convertible note payable from a former related party. As a result, we received net cash totaling $25,853 from financing activities during the year ended December 31, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive and financial officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2015, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our principal executive and financial officer, our management has evaluated changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our sole officer and director is as follows:

Name	Age	Positions Held	Since

Amer Samad	31	CEO/ Director	2014

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

Officer and Director of our Subsidiary

Original Source Music, our wholly-owned subsidiary, is operated by Lecia L. Walker, our former executive officer and a director, who is also a director of such subsidiary. Further, E. Lynn Atwood is secretary and a director of Original Source Music. Their respective biography is as follows:

Lecia L. Walker, age 47, has been involved in the entertainment industry for over 27 years. From 2007 to present, Ms. Walker has owned and operated the dba Original Source Music, a music library. From 2000 - 2007, Ms. Walker assisted in launching Private Wavs, a music library which licenses music to television and film. In preparation for the launch, she conducted the market research, product and packaging design, sales, and marketing for the entity.

While in school, Ms. Walker was an extra in the movie, Footloose, modeled for ZCMI department stores, and performed in various community, high school, and college productions. From 1997 to 1998, Ms. Walker interned at KZLA radio station in Los Angeles, CA where she gained an understanding of radio operations. During 1997 and 1998, Ms. Walker was a DJ for KSBR radio in Orange County, CA and created and produced her own children's radio program, Bedtime Stories with Aunt Clara while there. From 1987 to 1997, Ms. Walker worked as a personal assistant for C.B. Walker, a singer/songwriter, where she learned the ins and outs of publishing and recording contracts, record sales, and top-10 radio hits in the United States and Europe. Ms. Walker received her bachelor's degree in biology from California State University Long Beach in 1993, and her master's degree in business administration from the University of Phoenix in 2010.

Ms. Walker resigned as our Chief Executive Officer, Chief Financial Officer and Controller on March 6, 2014, and resigned as one of our directors as of May 18, 2015.

E. Lynn Atwood, age 69, has been an artist in business for over 50 years. From 2007 to present, Ms. Atwood has worked as a graphic artist for Original Source Music, Inc., a music library. From 2005-2007, Ms. Atwood worked as a freelance graphic artist. Ms. Atwood was the lead artist and part owner of Sundance Graphics in San Juan Capistrano, California. She designed all of the outerwear for the Southern California Volleyball Athletic Association sponsored by Reebok for four years. Her fabric design won first prize at the Laguna Art Festival in the '90's and was printed on over 3,000 t-shirts sold. Raisin's Bathing Suits, which sold in Hawaii and Southern California, was her client for several years. Ms. Atwood worked as a graphic artist and brochure designer for Bliss Studios in Jackson Hole, Wyoming from 1992 to 1993. Ms. Atwood also worked as a layout artist at Hallmark Cards from 1994 to 1995. Ms. Atwood designed all artwork for Original Source Music.

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

Based solely on review of the copies of such forms furnished to Original Source, we do not believe any of our executive officers or directors in 2015 failed to timely file any reports.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of our current or former executive officers or directors received any compensation for services in 2015 or 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 11, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Except as otherwise provided, the address of each such person is the Company’s address at 24 Turnberry Dr., Williamsville, NY 14221.

Name and address	Amount	Percentage

Amer Samad	3,500,000	69%

Officers and Directors as a group (1 person)	3,500,000	69%

Linda LaRae Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of April 11, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amer Samad is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2015 and 2014, there were no transactions with related persons, other than (a) the License and Assignment Agreement with Ms. Walker discussed earlier in this Form 10-K, (b) the forgiveness of certain interest bearing and convertible notes payable to Ms. Walker discussed elsewhere in this Form 10-K, (c) the advance of $32,594 as of December 31, 2014 by Mr. Samad to pay for operating expenses of the Company and (d) as set forth below in this Item 13. See notes 3-5 of the Notes to the Audited Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K.

Our administrative functions have been operated from the home of Ms. Walker and the offices of Mr. Samad. We do not pay Ms. Walker or Mr. Samad for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our auditor for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, were approximately $8,850 and $10,850, respectively.

Audit Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our auditor that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from our auditor for the 2015 and 2014 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from our auditor for the 2015 and 2014 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2015 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ deficit

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ORIGINAL SOURCE ENTERTAINMENT, INC

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Entertainment, Inc.

Williamsville, New York

We have audited the accompanying balance sheet Original Source Entertainment, Inc. as of December 31, 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of as of December 31, 2015 and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Original Source Entertainment, Inc.

Williamsville, NY

We have audited the accompanying balance sheet of Original Source Entertainment, Inc. as of December 31, 2014 and the related statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Original Source Entertainment, Inc. as of December 31, 2014 and the related statement of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wheat Ridge, Colorado

April 15, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033~ Phone 303-968-3281~Fax 303-456-7488~ www.cutlercpas.com

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2015	Dec. 31, 2014
ASSETS
Current assets
Cash	$1,838	$205
Total current assets	1,838	205

Total Assets	$1,838	$205

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,659	$9,966
Accrued liabilities	-	3,000
Accrued liabilities – related party	400	-
Advances – related party	52,652	22,628
Convertible notes payable - related party, net of debt discount	13,619	-

Total current liabilities	83,330	35,594

Total Liabilities	83,330	35,594

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	93,483	76,723
Retained deficit	(180,048)	(117,185)
Total Stockholders' Deficit	(81,492)	(35,389)

Total Liabilities and Stockholders' Deficit	$1,838	$205

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$742	$773

Operating Expenses:
General and administrative	49,587	36,687

Total Operating Expenses	49,587	36,687

Operating Income	(48,845)	(35,914)

Other Income (Expense)
Interest Expense	(14,018)	(330)

Total Other Income (Expense)

Net Income Before Taxes	(62,863)	(36,244)

Income Tax provision	-	-

Net Income	$(62,863)	$(36,244)

Net Income Per Share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' ( Deficit)
Balances at December 31, 2013	5,073,000	$5,073	$45,577	$(80,941)	$(30,291)

Gain on forgiveness of related party notes payable	-	-	27,921	-	27,921

Beneficial conversion feature of convertible note payable	-	-	3,225	-	3,225

Net income (loss) for the year	-	-	-	(36,244)	(36,244)

Balances at December 31, 2014	5,073,000	$5,073	$76,723	$(117,185)	$(35,389)

Beneficial conversion feature on loan payable – related party	-	-	16,760	-	16,760

Net income (loss) for the year	-	-	-	(62,863)	(62,863)

Balances at December 31, 2015	5,073,000	$5,073	$93,483	$(180,048)	$(81,492)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash Flows From Operating Activities:
Net Income For The Period	$(62,863)	$(36,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	13,619	330
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	3,693	12,966
Accrued liabilities – related party	400	(3,225)
Net Cash Used in Operating Activities	(45,151)	(26,173)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	30,024	22,628
Notes payable - related parties	16,760	3,225
Net Cash Provided by Financing Activities	46,784	25,853
Net Increase (Decrease) in Cash	1,633	(320)

Cash - Beginning of Period	205	525

Cash - End of Period	$1,838	$205

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$28,146

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2015 and 2014 the Company had no balance of accounts receivable.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company had no known material tax assets or liabilities as at December 31, 2015 and 2014.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2015 or 2014.

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

During the years ended December 31, 2015 and 2014, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

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

During the twelve months ended December 31, 2015 a related party advanced to the Company $30,024 to pay for its operating expenses. As of December 31, 2015, the amount outstanding was $52,652. As of December 31, 2014 the balance outstanding was $22,628. The note payable is non-interest bearing, due upon demand and unsecured.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	December 31, 2015	December 31, 2014
Convertible Note A
Principal	$3,255	$-
Debt discount	$(449)	$-

Convertible Note B
Principal	$6,000	$-
Debt discount	$(496)	$-

Convertible Note C
Principal	$6,000	$-
Debt discount	$(1,500)	$-

Convertible Note D
Principal	$3,260	$-
Debt discount	$(2,598)	$-

Convertible Note E
Principal	$1,500	$-
Debt discount	$(1,323)	$-

Total convertible notes payable -non related party, net of debt discount	$13,619	$-

Convertible Note A:

On December 31, 2014 a related party loaned the Company $3,255. The note is interest free until June 30, 2015 after which time it’ll bear interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,255 as of December 31, 2015 and matures on February 28, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded at a beneficial conversion feature (capped at proceeds received) of $3,255. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note B:

On January 21, 2015 a related party loaned the Company $6,000. The note is interest free until June 30, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of December 31, 2015 and matures on January 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note C:

On March 30, 2015 a related party loaned the Company $6,000. The note is interest free until August 31, 2015 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $6,000 as of December 31, 2015 and matures on March 30, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $6,000. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note D:

On September 14, 2015 a related party loaned the Company $3,260. The note is interest free until June 30, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by double the par value (currently $0.001). The note has a balance of $3,260 as of December 31, 2015 and matures on December 31, 2016. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $3,260. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

Convertible Note E:

On November 6, 2015 a related party loaned the Company $1,500. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by the par value (currently $0.001). The note has a balance of $1,500 as of December 31, 2015 and matures on March 31, 2017. The Company assessed the embedded conversion feature and determined that the fair value of the underlying common stock at inception exceeded the conversion price of this note and accordingly recorded a beneficial conversion feature (capped at proceeds received) of $1,500. Such beneficial conversion feature is accounted for as a debt discount which is amortized to interest expense, using the straight line interest rate method, over the life of the note.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2015and 2014.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share.

During the twelve months ended December 31, 2015 the Company issued no shares of common stock.

As at December 31, 2015 there were 5,073,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the last fiscal year ended December 31, 2014, related party shareholders forgave Company liabilities totaling $27,921. The gain arising on forgiveness of these liabilities has been recognized in additional paid in capital.

NOTE 6 – INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2015 and 2014 as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2015	2014
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39)%	(39)%
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2015	2014
Net loss carry forward	$86,391	$45,702
Valuation allowance	(86,391)	(45,702)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2015	2015
Tax at statutory rate	$26,695	$14,135
Valuation allowance	(26,695)	(14,135)
	$—	$—

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events, except as disclosed below:

In January, 2016 the Company negotiated an extension of time until December 31, 2016 for the Convertible Note B which originally was to mature on January 31, 2016.

In February, 2016 a related party loaned the Company $5,703. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by the par value (currently $0.001).

In February, 2016 the Company negotiated an extension of time until December 31, 2016 for the Convertible Note A which originally was to mature on February 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/	Amer Samad
Amer Samad
Chief Executive Officer
Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/	Amer Samad
Amer Samad
CEO and Director
(Principal Executive and Financial Officer)
Dated: April 14, 2016

12