Form 10-Q
period 2016-03-31
Original Source Entertainment, Inc.
filed 2016-05-23
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-169732

Original Source Entertainment, Inc.

(Exact name of Registrant in its charter)

Nevada	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

24 Turnberry Dr., Williamsville, NY	14221
(Address of Principal Executive Offices	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of outstanding shares of the registrant's common stock as of May 18, 2016 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2016	Dec. 31, 2015
ASSETS
Current assets
Cash	$1,816	$1,838
Total current assets	1,816	1,838

Total Assets	$1,816	$1,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,643	$16,659
Accrued liabilities-related party	635	400
Advances – related party	52,652	52,652
Convertible notes payable - related party, net of debt discount	17,634	13,619
Total current liabilities	86,564	83,330

Total Liabilities	86,564	83,330

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	99,186	93,483
Retained deficit	(189,007)	(180,048)
Total Stockholders' Deficit	(84,748)	(81,492)

Total Liabilities and Stockholders' Deficit	$1,816	$1,838

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended March 31, 2016	For The Three Months Ended March 31, 2015
Revenues	$102	$113

Operating Expenses:
General and administrative	4,811	9,687
Total Operating Expenses	4,811	9,754

Operating Income	(4,709)	(1,829)

Other Income (Expense)
Interest Expense	(4,250)	(11,583)

Total Other Income (Expense)

Net Income Before Taxes	(8,959)	(11,583)

Income Tax provision	-	-

Net Income	$(8,959)	$(11,583)
Net Income Per Share:
Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,073,000	5,073,000

*	Denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended March 31, 2016	For The Three Months Ended March 31, 2015
Cash Flows From Operating Activities:
Net Income For The Period	$(8,959)	$(11,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	4,015	1,829
Changes in Operating Assets and Liabilities-
Accounts payable	(1,016)	(9,837)
Accrued liabilities, related party	235
Net Cash Used in Operating Activities	(5,725)	(19,591)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances-related party		7,581
Advances under convertible notes payable-related party	5,703	12,000
Net Cash Provided by Financing Activities	5,703	19,581
Net Increase (Decrease) in Cash	(22)	(10)

Cash - Beginning of Period	1,838	205

Cash - End of Period	$1,816	$195

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$31,144

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

 The accompanying notes are an integral part of the consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on April 14, 2016.

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

During the three months ended March 31, 2016 and 2015, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

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

As of March 31, 2016 and December 31, 2015, the amount outstanding under these advances payable was $52,652. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4. CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	March 31, 2016	December 31, 2015
Convertible Note A
Principal	$3,255	$3,255
Debt discount	$-	($465)
Convertible Note B
Principal	$6,000	$6,000
Debt discount	$-	($500)
Convertible Note C
Principal	$6,000	$6,000
Debt discount	$-	($1,500)
Convertible Note D
Principal	$3,260	$3,260
Debt discount	($1,956)	($2,608)
Convertible Note E
Principal	$1,500	$1,500
Debt discount	($1,059)	($1,323)
Convertible Note F
Principal	$5,703	$-
Debt discount	($5,069)	$-
Total convertible notes payable -non related party, net of debt discount	$17,634	$13,619

NOTE 5. SUBSEQUENT EVENTS

On February 5, 2014, the board of directors of the Company authorized the spin-off of Original Source Music, Inc. (“Original Source Music”), the Company’s wholly-owned subsidiary which holds all of its operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of the Company’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date will become owners of 100 percent of Original Source Music’s common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 of Original Source Music and the Form 10’s effectiveness. In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Original Source) that look forward in time, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Original Source believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Original Source’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Original Source’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

Original Source undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

General

We were incorporated under the laws of the State of Nevada on August 20, 2009. We are a development stage company, and our business from inception through to May 13, 2016 was to license songs to the television and music industry for use for use in television shows or movies. We have had limited activity and revenue to date. As of May 13, 2016, we spun-off Original Source Music, Inc. (“Original Source Music”), our wholly-owned subsidiary which holds all of our operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of our company. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of our common shares on the record date without any consideration or action on the part of such holders, and the holders of our common shares as of the record date will become owners of 100% of Original Source Music’s common shares. Accordingly, we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have no a specific business plan and purpose. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger, although we will entertain such a possibility from time to time.

We currently have no employees other than our sole officer, who are also our sole director.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses of $8,959 and $11,583 for the three months ended March 31, 2016 and 2015, respectively, and have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations.

Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended March 31, 2016, we recognized revenues of $102, incurred general and administrative expenses of $4,811, amortized $4,015 of debt discount related to our convertible notes payable - related party and accrued $235 in interest for the note. As a result, we had a net loss of $8,959 for the three months ended March 31, 2016.

By comparison, for the three months ended March 31, 2015, we recognized revenues of $113, incurred general and administrative expenses of $9,687 and amortization of debt discount of $1,829. As a result, we had a net loss of $11,583 for the three months ended March 31, 2016.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable us to satisfy the requirements of a reporting company.

The 2,624 decrease in net loss for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily the result of the decrease in general and administrative expenses and particularly in legal fees.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $1,816, which is a $22 decrease from the $1,838 balance at December 31, 2015. This decrease is a result of the operating loss exceeding the financings we received from related party borrowings.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $8,959 and $11,583 for the three months ended March 31, 2016 and 2015, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

On February 5, 2014, the board of directors of the Company authorized the spin-off of Original Source Music, Inc. (“Original Source Music”), the Company’s wholly-owned subsidiary which holds all of its operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of the Company’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date will become owners of 100 percent of Original Source Music’s common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 of Original Source Music and the Form 10’s effectiveness. Accordingly, as of such date, we no longer have any operations or assets.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future, including as a result of the spin-off of our operating business as of May 13, 2016, and will need additional equity or debt financing to sustain its operations. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

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

Operating Activities

During the three months ended March 31, 2016, we used $5,725 in operating activities compared to $19,591 during the three months ended March 31, 2015.

During the three months ended March 31, 2016 we incurred a loss of $8,959 which was partially offset for cash flow purposes by $4,015 in non-cash expenses and we reduced our balance of accounts payable and accrued liabilities by $1,016. By comparison, during the three months ended March 31, 2015, we incurred losses of $11,583 as we reduced our balance of accounts payable and accrued liabilities by $9,837.

Investing Activities

During the three month periods ended March 31, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

During the three months ended March 31, 2016 we received $5,703 by way of convertible note payable – related from, by comparison, we received $19,581 from financing activities during the three months ended March 31, 2015 of which $12,000 was a related party, loan payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be effective as of March 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2016 and 2016 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2016, a related party loaned the Company $5,703. The note is interest free until December 31, 2016 after which time it bears interest at 6%. The note is convertible at the option of the holder into shares of Original Source Music, Inc. common stock. The number of issuable shares is equal to dividing the balance of the note by the par value (currently $0.001). The note has a balance of $5,703 as of March 31, 2016 and matures on March 31, 2017.

The above transaction was exempt under Section 4(a)(2) and/or 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the fact that the investors were accredited investors, had acquired the securities for investment purposes and not with a view for re-distribution, and had access to sufficient information concerning the Company and Original Source Music.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three months ended March 31, 2016 or 2015.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

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

Dated: May 23, 2016

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad
Amer Samad
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

