Form 10-Q
period 2016-06-30
Original Source Entertainment, Inc.
filed 2016-08-19
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock as of August 15, 2016 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	Dec. 31, 2015
ASSETS
Current assets
Cash	$-	$-
Assets from discontinued operations	4,277	1,838
Total Assets	$4,277	$1,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,140	$10,857
Advances – related party	60,862	52,652
Liabilities from discontinued operations	21,807	19,821

Total current liabilities	103,809	83,330

Total Liabilities	103,809	83,330

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	45,577	45,577
Equity from discontinued operations	63,523	47,906
Retained deficit	(213,705)	(180,048)
Total Stockholders' Deficit	(99,532)	(81,492)

Total Liabilities and Stockholders' Deficit	$4,277	$1,838

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	14,108	18,667	18,493	19,410
Professional fees		-		-

Total Operating Expenses	14,108	18,667	18,493	19,410

Income (Loss) from Operations	(14,108)	(18,667)	(18,493)	(19,410)
Interest (Expense) to a related party	-	42	-	(89)

Income (Loss) before Provision for Income Taxes	(14,108)	(18,625)	(18,493)	(19,499)
Income Tax Provision	-	-	-	-

Net loss from continuing operations	(14,108)	(18,625)	(18,493)	(19,499)
Net income (loss) from discontinued operations	(10,591)	(3,520)	(15,164)	(14,229)
Net Income (Loss)	$(24,699)	$(22,145)	$(33,657)	$(33,728)

Net loss per common share basic and diluted from continuing operations	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
Net loss per common share basic and diluted from discontinued operations	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Net loss per common share basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.01)

Weighted average number of common shares Outstanding- Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

*	Denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30, 2016	For The Six Months Ended June 30, 2015
Cash Flows From Operating Activities:
Net Income For The Period	$(33,657)	$(33,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity from discontinued operations	15,617	12,000
Changes in Operating Assets and Liabilities-
Assets from discontinued operations	(2,439)	-
Liabilities from discontinued operations	1,986	12,000
Accounts payable and accrued liabilities	10,283	(10,895)
Net Cash Used in Operating Activities	(8,210)	(20,623)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	8,210	20,623
Notes payable - related parties	-	-
Net Cash Provided by Financing Activities	8,210	20,623
Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Entertainment, Inc. (the “Company”), was incorporated in the State of Nevada on August 20, 2009 (“Inception”). The Company’s original intent was to license songs to the television and music industry for use for use in television shows or movies; however, the Company has spun off all of its business operations (see “Discontinued Operations” and Note 4 – Spin-Off below). The Company has had limited activity and revenue to date.

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

Discontinued Operation

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

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 of Original Source Music and the Form 10’s effectiveness, subject to applicable FINRA filings.

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

Income Taxes

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

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

During the six months ended June 30, 2016 and 2015, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 2. GOING CONCERN

The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to its administrative expenses while it considers a new business plan, which may include merging with a private operating company.

NOTE 3. ADVANCES PAYABLE - RELATED PARTY

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

As of June 30, 2016 and December 31, 2015, the amount outstanding was $60,862 and $52,652, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4. SPIN-OFF

On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the Company to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date will become owners of 100 percent of our common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 and the Form 10’s effectiveness, subject to applicable FINRA filings.

The prior financial statements have been revised to reflect the completed spin-off.

NOTE 5. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events.

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

General

We were incorporated under the laws of the State of Nevada on August 20, 2009. We are a development stage company, and our business from inception through to May 13, 2016 was to license songs to the television and music industry for use for use in television shows or movies. We have had limited activity and revenue to date. As of May 13, 2016, we spun-off Original Source Music, Inc. (“Original Source Music”), our wholly-owned subsidiary which holds all of our operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of our company. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of our common shares on the record date without any consideration or action on the part of such holders, and the holders of our common shares as of the record date will become owners of 100% of Original Source Music’s common shares, subject to applicable FINRA filings. Accordingly, we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have no a specific business plan and purpose. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger, although we will entertain such a possibility from time to time.

We currently have no employees other than our sole officer, who is also our sole director.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses of $33,657 and $33,728 for the six months ended June 30, 2016 and 2015, respectively, and have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

During the three months ended June 30, 2016, we earned revenues of $0. We had general and administrative expenses of $14,108 and loss from discontinued operations of $10,591. As a result, we had a net loss of $24,699 for the three months ended June 30, 2016.

By comparison, during the three months ended June 30, 2015, we earned revenues of $0. We paid general and administrative expenses of $18,667, interest income of $42 and a loss from discontinued operations of $3,520. As a result, we had a net loss of $22,145 for the three months ended June 30, 2015.

The $2,554 increase in net loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily the result of a decrease in general and administrative expenses of $4,559 mostly from a decrease in accounting expenses, offset by an increase in the loss from discontinued operations of $7,071.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

During the six months ended June 30, 2016, we earned revenues of $0. We paid general and administrative expenses of $18,493 and a loss from discontinued operations of $15,164. As a result, we had a net loss of $33,657 for the six months ended June 30, 2016.

Comparatively, during the six months ended June 30, 2015, we earned revenues of $0. We paid general and administrative expenses of $19,499 and a loss from discontinued operations of $14,229. As a result, we had a net loss of $33,728 for the six months ended June 30, 2015.

The $71 decrease in net loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily the result of the decrease in general and administrative expenses of $1,006 largely due to decreased accounting fees.

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2016, we had a cash balance of $0.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $33,657 and $33,728 for the six months ended June 30, 2016 and 2015, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 of Original Source Music and the Form 10’s effectiveness, subject to applicable FINRA filings. Accordingly, as of such date, we no longer have any operations or assets.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future, including as a result of the spin-off of our operating business as of May 13, 2016, and will need additional equity or debt financing to sustain its operations and existence. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

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

Operating Activities

During the six months ended June 30, 2016, we used $8,210 in operating activities compared to $20,457 during the six months ended June 30, 2015.

During the six months ended June 30, 2016, we incurred a loss of $33,657 which was partially offset for cash flow purposes by an increase in our balance of equity from discontinued operations by $15,617, an increase in our balance of accounts payable and accrued liabilities by $10,283 as well as an increase in our balance of liabilities from discontinued operations of 1,986. By comparison, during the six months ended June 30, 2015, we incurred losses of $33,728 which was partially offset for cash flow purposes by an increase in our balance of equity from discontinued operations by $12,000, as we reduced our balance of accounts payable and accrued liabilities by $10,895 and increased our liabilities from discontinued operations by $12,000.

Investing Activities

During the six month periods ended June 30, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

During the six months ended June 30, 2016, we received $8,210 by way of advances – related party. By comparison, we received $20,623 advances – related party during the six months ended June 30, 2015.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the six months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the six month period ended June 30, 2016 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the six months ended June 30, 2016.

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

Dated: August 19, 2016

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad
Amer Samad
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)