Form 10-Q
period 2016-09-30
Original Source Entertainment, Inc.
filed 2016-11-21
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016

-OR-

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from________ to________

Commission File Number: 000-54716

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

The number of outstanding shares of the registrant's common stock as of November 14, 2016 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$-	$-
Assets from discontinued operations	4,277	1,838
Total Assets	$4,277	$1,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,284	$10,857
Advances – related party	66,429	52,652
Liabilities from discontinued operations	21,807	19,821
Total current liabilities	109,520	83,330
Total Liabilities	109,520	83,330

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	45,577	45,577
Equity from discontinued operations	63,523	47,906
Retained deficit	(219,416)	(180,048)
Total Stockholders' Deficit	(105,243)	(81,492)

Total Liabilities and Stockholders' Deficit	$4,277	$1,838

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	5,711	2,589	24,204	22,087
Professional fees		-		-

Total Operating Expenses	5,711	2,589	24,204	22,087

Income (Loss) from Operations	(5,711)	(2,589)	(24,204)	(22,087)

Income (Loss) before Provision for Income Taxes	(5,711)	(2,589)	(24,204)	(22,087)
Income Tax Provision	-	-	-	-

Net loss from continuing operations	(5,711)	(2,589)	(24,204)	(22, 087)
Net income (loss) from discontinued operations	-	(7,477)	(15,164)	(21,706)
Net Income (Loss)	$(5,711)	$(10,066)	$(39,368)	$(43,793)

Net loss per common share basic and diluted from continuing operations	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
Net loss per common share basic and diluted from discontinued operations	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Net loss per common share basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.01)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000	5,073,000	5,073,000

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30, 2016	For The Nine Months Ended September 30, 2015
Cash Flows From Operating Activities:
Net Income For The Period	$(39,368)	$(43,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity from discontinued operations	15,617	15,260
Changes in Operating Assets and Liabilities-
Assets from discontinued operations	(2,439)	(4)
Liabilities from discontinued operations	7,788	6,524
Accounts payable and accrued liabilities	4,625	(1,863)
Net Cash Used in Operating Activities	(13,777)	(23,876)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	13,777	23,876
Notes payable - related parties	-	-
Net Cash Provided by Financing Activities	13,777	23,876
Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 of Original Source Music and the Form 10’s effectiveness

Use of Estimates

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

During the nine months ended September 30, 2016 and 2015, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

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

As of September 30, 2016 and December 31, 2015, the amount outstanding was $66,429 and $52,652, respectively. The advances are non-interest bearing, due upon demand and unsecured.

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

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 and the Form 10’s effectiveness.

The prior financial statements have been revised to reflect the completed spin-off.

NOTE 5. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses of $39,368 and $43,793 for the nine months ended September 30, 2016 and 2015, respectively, and have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

During the three months ended September 30, 2016, we earned revenues of $0. We had general and administrative expenses of $5,711. As a result, we had a net loss of $5,711 for the three months ended September 30, 2016.

By comparison, during the three months ended September 30, 2015, we earned revenues of $0. We paid general and administrative expenses of $2,589 and had a loss from discontinued operations of $7,477. As a result, we had a net loss of $10,066 for the three months ended September 30, 2015.

The $4,355 decrease in net loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily the result of the decrease in loss from discontinued operations of $7,477 offset by an increase in general and administrative expenses of $3,122 primarily from professional fees.

Nine Months ended September 30, 2016 compared to the Nine Months ended September 30, 2015

During the nine months ended September 30, 2016, we earned revenues of $0. We paid general and administrative expenses of $24,204 and incurred a loss from discontinued operations of $15,164. As a result, we had a net loss of $39,368 for the nine months ended September 30, 2015.

Comparatively, during the nine months ended September 30, 2015, we earned revenues of $0. We paid general and administrative expenses of $22,087 as well as incurred a loss from discontinued operations of $21,706. As a result, we had a net loss of $43,793 for the nine months ended September 30, 2015.

The $4,425 decrease in net loss for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, is primarily the result of the decrease in loss from discontinued operations of $6,542 offset by an increase in general and administrative expenses of $2,117 primarily from professional fees.

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2016, we had a cash balance of $0.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $39,368 and $43,793 for the nine months ended September 30, 2016 and 2015, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future, including as a result of the spin-off of our operating business as of May 13, 2016, and will need additional equity or debt financing to sustain its operations and existence. Management plans to seek additional debt and/or equity financing for the Company, either independently or in conjunction with a business combination with a third party, but cannot assure that such financing will be available on acceptable terms.

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

Operating Activities

During the nine months ended September 30, 2016, we used $13,777 in operating activities compared to $23,876 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we incurred a loss of $39,368 which was partially offset for cash flow purposes by $15,617 in non-cash expenses and we increased our balance of accounts payable and accrued liabilities by $4,625. By comparison, during the nine months ended September 30, 2015, we incurred losses of $43,793 which was partially offset for cash flow purposes by $15,260 in non-cash expenses and we decreased our balance of accounts payable and accrued liabilities by $1,863.

Investing Activities

During the nine month periods ended September 30, 2016 and 2015, we did not pursue any investing activities.

Financing Activities

During the nine months ended September 30, 2016, we received $13,777 by way of advances – related party. By comparison, we received $23,876 from advances – related party during the nine months ended September 30, 2015.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the nine months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of September 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the nine month period ended September 30, 2016 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the nine months ended September 30, 2016.

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

Dated: November 21, 2016

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/ Amer Samad

Amer Samad

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)