Form 10-K
period 2016-12-31
Original Source Entertainment, Inc.
filed 2017-04-17
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $865,150.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 14, 2017, was 5,073,000 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

ITEM 1. BUSINESS

Original Source Entertainment, Inc. (the “Company”, the “registrant”, “we”, “us”, “our”, or “Original Source”) was incorporated under the laws of the State of Nevada on August 20, 2009. We originally formed to license songs to the television and movie industry. From our inception we have generated very little revenues, and our operations have been primarily limited to organizational, start-up, and capital formation activities. We have historically and currently have no employees other than our officers.

On February 5, 2014, our board of directors authorized the spin-off of Original Source Music, Inc. (“Original Source Music”), our wholly-owned subsidiary which then held all of our operations and assets, to our shareholders of record as of February 25, 2014. Under the terms of the spin-off, the common stock, par value $0.001 per share, of Original Source Music will be distributed on a pro-rata basis to each holder of our common stock on the February 25, 2014 record date without any consideration or action on the part of such holders, and the holders of our common stock as of the February 25, 2014 record date will become owners of 100% of the common stock of Original Source Music. The spin-off of Original Source Music was effective as of May 13, 2016, due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Registration Statement on Form 10 of Original Source Music and the Form 10’s effectiveness.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We believe that we are a blank check company as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because as of May 13, 2016, we ceased having a specific business plan and purpose when we spun-off our then wholly owned subsidiary Original Source Music, which held all of operations and assets, as further described above.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently in negotiations with NeuroOne, Inc., a Delaware corporation (“NeuroOne”), with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire NeuroOne as our indirect wholly-owned subsidiary and the stockholders of NeuroOne would exchange all of the issued and outstanding shares of common stock of NeuroOne currently held by them for shares of the Company’ Common Stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

Recent Events

Our Board of Directors and majority stockholder, who is also our Chief Executive Officer and sole director, authorized, on April 17, 2017:

•	An amendment to our Articles of Incorporation to effect a change of our name from “Original Source Entertainment, Inc.” to “NeuroOne Medical Technologies Corporation.”
•	An amendment to our Articles of Incorporation to effect an increase in the number of authorized shares of our common stock from 45,000,000 to 100,000,000 and to increase the number of authorized shares of our preferred stock from 5,000,000 to 10,000,000.
•	A Certificate of Amendment to our Articles of Incorporation, which makes no material changes to our existing Articles of Incorporation other than incorporating the amendments described in the prior bullets.
•	A change to our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company will adopt a new certificate of incorporation and bylaws under the laws of the State of Delaware.
•	The adoption of a 2017 Equity Incentive Plan.

We are not required to effect any of the above first three corporate actions, and may determine to do so only if and when the Proposed Transaction is consummated, of which we can give no assurance of success.

Employees

At this time, we have no employees other than our executive officer who is also a director. We retain consultants from time to time to assist with administrative functions.

We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless we enter into a definitive agreement with NeuroOne or another operating company, and the Proposed Transaction or similar transaction is consummated.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The address of our principal executive office is 24 Turnberry Dr., Williamsville NY 14221, in the offices of Mr. Samad supplied at no charge to the Company. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (718)-902-740.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no trading market for our common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

There were approximately 33 record holders of our common stock as of April 14, 2017.

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

No securities are authorized for issuance by the Company under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Original Source) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

General

We were incorporated under the laws of the State of Nevada on August 20, 2009. We are a development stage company, originally formed to license songs to the television and movie industry. However, as a result of the spin-off of our wholly owned subsidiary Original Source Music, effective as of May 13, 2016, we have no assets or operations and we believe that we are a blank check company as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933. From our inception to date, we have generated very little revenues, and our operations have been primarily limited to organizational, start-up, and capital formation activities. We currently have no employees other than our sole officer, who is also a director.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently in negotiations with NeuroOne, with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire NeuroOne as our indirect wholly-owned subsidiary and the stockholders of NeuroOne would exchange all of the issued and outstanding shares of common stock of NeuroOne currently held by them for shares of the Company’ Common Stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements and notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. The Company continually evaluates the accounting policies and estimates used to prepare the financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015.

During the year ended December 31, 2016, we earned revenues of $0. We paid general and administrative expenses of $32,611 and incurred a loss from discontinued operations of $15,164. As a result, we had a net loss of $47,775 for the year ended December 31, 2016

Comparatively, during the year ended December 31, 2015, we earned revenues of $0. We paid general and administrative expenses of $30,915 as well as incurred a loss from discontinued operations of $31,948. As a result, we had a net loss of $62,863 for the year ended December 31, 2015.

The $15,088 decrease in net loss for the year ended December 31, 2016 compared to the year ended December 31, 2015, is primarily the result of the decrease in loss from discontinued operations of $15,784 offset by an increase in general and administrative expenses of $1,696 primarily from professional fees.

Liquidity and Capital Resources

At December 31, 2016, and 2015 respectively the Company had a cash balance of $0.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $47,775 and $62,863 for the years ended December 31, 2016 and 2015, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 14, 2017. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Operating Activities

During the year ended December 31, 2016, we incurred a loss of $47,775 which was partially offset for cash flow purposes by an increase in our balance of equity from discontinued operations by $15,617, an increase in our balance of accounts payable and accrued liabilities by $11,505 as well as an increase in our balance of liabilities from discontinued operations of 1,986 offset by a decrease in assets from discontinued operations of $2,439. By comparison, during the year ended December 31, 2015, we incurred losses of $62,863 which was partially offset for cash flow purposes by an increase in our balance of equity from discontinued operations by $16,760, as well as an increase in our balance of liabilities from discontinued operations of 19,821 offset by a decrease in our balance of accounts payable and accrued liabilities by $2,109 and a decrease in assets from discontinued operations of $1,838.

Investing Activities

We neither generated nor used cash in investing activities during the twelve months ended December 31, 2016 or 2015.

Financing Activities

For the year ended December 31, 2016, we received advances of $21,106 from a related party.

By comparison, for the year ended December 31, 2015, we received advances of $30,024 from a related party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive and financial officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2016, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We intend to recruit experienced professionals, as our business conditions warrant and permit, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our principal executive and financial officer, our management has evaluated changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2016. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our sole officer and director is as follows:

Name	Age	Positions Held	Since

Amer Samad	33	CEO/ Director	2014

Amer Samad. Amer Samad was appointed as Chief Executive Officer and as a director on March 6, 2014. Mr. Samad completed his undergraduate degree at the State University of New York at Buffalo with concentrations in Financial Analysis and Marketing. He later studied Real Estate Development and Real Estate Finance at the Massachusetts Institute of Technology and went on to found in November 2007, Samad Holdings & Construction Corp., a real estate development company based in Buffalo, New York that specializes in medical office and multi-family development in the United States and Canada. Mr. Samad earned a Masters in Business Administration degree from Columbia Business School in 2014.

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

Based solely on review of the copies of such forms furnished to Original Source, we do not believe any of our executive officers or directors in 2016 failed to timely file any reports.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of our current or former executive officers or directors received any compensation for services in 2016 or 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 14, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Except as otherwise provided, the address of each such person is the Company’s address at 24 Turnberry Dr., Williamsville, NY 14221.

Name and address	Amount	Percentage

Amer Samad	3,500,000	69%

Officers and Directors as a group (1 person)	3,500,000	69%

Linda LaRae Rock	500,000	9.86%
35799 Avignon Ct.
Wincester, CA 92596

Sheri Sabey	500,000	9.86%
492 Tolland Drive
Castle Rock, CO 80108

Based upon 5,073,000 outstanding common shares as of April 14, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amer Samad is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the years ended December 31, 2016 and 2015, there were no transactions with related persons. See notes 3 and 4 of the Notes to the Audited Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K.

Our administrative functions are operated from the offices of Mr. Samad. We do not pay Mr. Samad for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our auditor for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015, were approximately $9,400 and $7,850, respectively.

Audit Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our auditor that are reasonably related to the performance of the audit or review of the Company's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from our auditor for the 2016 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from our auditor for the 2016 and 2015 fiscal years.

The board of directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2016 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ deficit

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description

10.1*	2017 Equity Incentive Plan (filed as Appendix G to the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 27, 2017 and incorporated herein by reference)
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	October 10, 2010
3.2	Bylaws	Form S-1	October 10, 2010

ORIGINAL SOURCE ENTERTAINMENT, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Original Source Entertainment, Inc.

Williamsville, NY

We have audited the accompanying consolidated balance sheets Original Source Entertainment, Inc.as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the years then ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Original Source Entertainment, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 17, 2017

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$-	$-
Assets from discontinued operations	4,277	1,838
Total Assets	$4,277	$1,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,362	$10,857
Advances – related party	73,758	52,652
Liabilities from discontinued operations	21,807	19,821

Total current liabilities	117,927	83,330

Total Liabilities	117,927	83,330

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	45,577	45,577
Equity from discontinued operations	63,523	47,906
Retained deficit	(227,823)	(180,048)
Total Stockholders' Deficit	(113,650)	(81,492)

Total Liabilities and Stockholders' Deficit	$4,277	$1,838

The accompanying notes are an integral part of these consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Operating Expenses:
General and administrative	32,611	30,915

Total Operating Expenses	32,611	30,915

Income (Loss) from Operations	(32,611)	(30,915)

Income (Loss) before Provision for Income Taxes	(32,611)	(30,915)
Income Tax Provision	-	-

Net loss from continuing operations	(32,611)	(30,915)
Net income (loss) from discontinued operations	(15,164)	(31,948)
Net Income (Loss)	$(47,775)	$(62,863)

Net loss per common share basic and diluted from continuing operations	$(0.01)	$(0.01)
Net loss per common share basic and diluted from discontinued operations	$(0.00)*	$(0.00)*
Net loss per common share basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000

The accompanying notes are an integral part of these consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Equity In
	Share	Amount	Paid in Capital	Discontinued Operations	Accumulated Deficit	Total

Balances at December 31, 2014	5,073,000	$5,073	$45.577	$31,146	(117,185)	$(35,389)

Equity from discontinued operations				16,760		16,760

Net Loss					(62,863)	(62,863)

Balances at December 31, 2015	5,073,000	5,073	45,577	47,906	(180,048)	(81,492)

Equity from discontinued operations				15,617		15,617

Net Loss					(47,775)	(47,775)

Balances at December 31, 2016	5,073,000	$5,073	$45,577	$63,523	$(227,823)	$113,650)

The accompanying notes are an integral part of these consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows From Operating Activities:
Net Loss For The Period	$(47,775)	$(62,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	15,617	16,760
Changes in Operating Assets and Liabilities-
Assets from discontinued operations	(2,439)	(1,838)
Liabilities from discontinued operations	1,986	19,821
Accounts payable	11,505	(2,109)
Net Cash Used in Operating Activities	(21,106)	(30,229)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	21,106	30,024
Notes payable - related parties	-	-
Net Cash Provided by Financing Activities	21,106	30,024

Net Increase (Decrease) in Cash	-	(205)

Cash - Beginning of Period	-	205

Cash - End of Period	$-	$0

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

Discontinued Operations

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

Income tax

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2016 or 2015.

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

During the years ended December 31, 2016 and 2015, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

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

NOTE 4. ADVANCES PAYABLE - RELATED PARTY

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

As of December 31, 2016 and December 31, 2015, the amount outstanding was $73,758 and $52,652, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2016 and 2015.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock with a par value of $0.001 per share. During each of the twelve months ended December 31, 2016 and 2015 the Company issued no shares of common stock. As at December 31, 2016 there were 5,073,000 shares of common stock issued and outstanding.

NOTE 6. INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2016 and 2015 as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

At December 31, 2016, the Company had net operating loss carry forwards of approximately $227,823 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2016	2015
Income tax provision at the federal statutory rate	35%	35%
Effect of operating losses	(35)%	(35)%
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:
	December 31,
	2016	2015
Net loss carry forward	$79,738	$63,017
Valuation allowance	(79,738)	(63,017)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:
	Years Ended December 31,
	2016	2015
Tax at statutory rate	$0	$26,695
Valuation allowance	(0)	(26,695)
	$—	$—

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events other than as set forth below.

The Company’s Board of Directors and majority stockholder, who is also the Company’s Chief Executive Officer and sole director, authorized, as of April 17, 2017: (a) an amendment to the Company’s Articles of Incorporation to effect a change of name from “Original Source Entertainment, Inc.” to “NeuroOne Medical Technologies Corporation”; (b) an amendment to the Company’s Articles of Incorporation to effect an increase in the number of authorized shares of common stock from 45,000,000 to 100,000,000 and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000; (c) a Certificate of Amendment to the Company’s Articles of Incorporation, which makes no material changes to the Company’s existing Articles of Incorporation other than incorporating the amendments described in the prior clauses (a) and (b); (d) a change to the Company’s state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company will adopt a new certificate of incorporation and bylaws under the laws of the State of Delaware; and (e) the adoption of a 2017 Equity Incentive Plan. The Company is not required to effect any of clauses (a), (b) or (c) above, and may determine to do so only if and when a proposed business combination transaction with a third party is consummated, of which the Company can give no assurance of success.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINAL SOURCE ENTERTAINMENT, INC.

By:	/s/	Amer Samad
Name:		Amer Samad
Title:		Chief Executive Officer
Dated: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/	Amer Samad
Name:		Amer Samad
Title:		CEO and Director
(Principal Executive and Financial Officer)
Dated: April 17, 2017