Form 10-Q
period 2017-03-31
Original Source Entertainment, Inc.
filed 2017-05-22
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of outstanding shares of the registrant's common stock as of May 19, 2017 was 5,073,000 shares of its $.001 par value common stock.

ORIGINAL SOURCE ENTERTAINMENT, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Financial Statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$-	$-
Assets from discontinued operations	-	4,277
Total Assets	$-	$4,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$27,828	$22,362
Advances – related party	77,046	73,758
Liabilities from discontinued operations	-	21,807
Total current liabilities	104,874	117,927
Total Liabilities	104,874	117,927

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 5,073,000 shares issued and outstanding	5,073	5,073
Additional paid in capital	45,577	45,577
Equity from discontinued operations	-	63,523
Retained deficit	(155,524)	(227,823)
Total Stockholders' Deficit	(104,874)	(113,650)

Total Liabilities and Stockholders' Deficit	$-	$4,277

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

Operating Expenses:
General and administrative	8,754	4,386

Total Operating Expenses	8,754	4,386

Income (Loss) from Operations	(8,754)	(4,386)

Income (Loss) before Provision for Income Taxes	(8,754)	(4,386)
Income Tax Provision	-	-

Net loss from continuing operations	(8,754)	(4,386)
Net income (loss) from discontinued operations	-	(4,573)
Net Income (Loss)	$(8,754)	$(8,959)

Net loss per common share basic and diluted from continuing operations	$(0.00)*	$(0.00)*
Net loss per common share basic and diluted from discontinued operations	$(0.00)*	$(0.00)*

Net loss per common share basic and diluted	$(0.00)*	$(0.00)*

Weighted average number of common shares
Outstanding- Basic and diluted	5,073,000	5,073,000

*	Denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31, 2017	For The Three Months Ended March 31, 2016
Cash Flows From Operating Activities:
Net Loss For The Period	$(8,754)	$(8,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity from discontinued operations	-	4,015
Changes in Operating Assets and Liabilities-
Assets from discontinued operations	-	22
Liabilities from discontinued operations	-	536
Accounts payable and accrued liabilities	5,466	4,686
Net Cash Used in Operating Activities	(3,288)	-

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	3,288	-
Notes payable - related parties	-	-
Net Cash Provided by Financing Activities	3,288	--

Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Non-Cash Financing and Investing Activities:
Gain on forgiveness or related party notes payable	$-	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

ORIGINAL SOURCE ENTERTAINMENT, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Original Source Entertainment, Inc. (the “Company”), was incorporated in the State of Nevada on August 20, 2009 (“Inception”). The Company’s intent was to license songs to the television and music industry for use for use in television shows or movies. The Company has had limited activity and revenue to date and no longer has any assets or operations since the spin-off of its wholly owned subsidiary effective May 13, 2016, as further described below.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K, which was filed with the SEC on April 17, 2017.

Discontinued Operations

On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the Company's wholly-owned subsidiary, Original Source Music Inc., to shareholders of record as of February 25, 2014. All of the Company's assets and business operations at that time were held in Original Source Music, Inc. The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, would be distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date would become owners of 100 percent of our common shares.

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

During the three months ended March 31, 2017 and 2016, the Company did have potentially dilutive debt instruments outstanding that has been excluded from the earnings per share calculation, as such an inclusion would have been anti-dilutive due to losses incurred by the Company in both period and, therefore, basic and diluted earnings (loss) per share are equal in both periods.

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

As of March 31, 2017 and December 31, 2016, the amount outstanding was $77,046 and $73,758, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4. SPIN-OFF

On February 5, 2014, the board of directors of Original Source Entertainment authorized the spin-off of the Company's wholly-owned subsidiary, Original Source Music Inc., to shareholders of record as of February 25, 2014. All of the Company's assets and business operations at that time were held in Original Source Music, Inc. The spin-off was done in connection with a change of control of Original Source Entertainment. Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, would be distributed on a pro-rata basis to each holder of Original Source Entertainment’s common shares on the record date without any consideration or action on the part of such holders, and the holders of Original Source Entertainment’s common shares as of the record date would become owners of 100 percent of our common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the Securities and Exchange Commission to the Form 10 and the Form 10’s effectiveness.

The prior financial statements have been revised to reflect the completed spin-off.

NOTE 5. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were available to be issued. During this period, we did not have any significant subsequent events.

The Company’s Board of Directors and majority stockholder, who is also the Company’s Chief Executive Officer and sole director, authorized, as of April 17, 2017: (a) an amendment to the Company’s Articles of Incorporation to effect a change of name from “Original Source Entertainment, Inc.” to “NeuroOne Medical Technologies Corporation”; (b) an amendment to the Company’s Articles of Incorporation to effect an increase in the number of authorized shares of common stock from 45,000,000 to 100,000,000 and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000; (c) a Certificate of Amendment to the Company’s Articles of Incorporation, which makes no material changes to the Company’s existing Articles of Incorporation other than incorporating the amendments described in the prior clauses (a) and (b); (d) a change to the Company’s state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company will adopt a new certificate of incorporation and bylaws under the laws of the State of Delaware; and (e) the adoption of a 2017 Equity Incentive Plan. The Company is not required to effect any of clauses (a), (b) or (c) above, and may determine to do so only if and when a proposed business combination transaction with a third party is consummated, of which we can give no assurance of success.

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

General

We were incorporated under the laws of the State of Nevada on August 20, 2009. Our business from inception through to May 13, 2016 was to license songs to the television and music industry for use for use in television shows or movies. We have had limited activity and revenue to date. As of May 13, 2016, we spun-off Original Source Music, our wholly-owned subsidiary which holds all of our operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of our company. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of our common shares on the record date without any consideration or action on the part of such holders, and the holders of our common shares as of the record date became owners of 100% of Original Source Music’s common shares, subject to applicable FINRA filings. Accordingly, we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have no specific business plan and purpose.

We currently have no employees other than our sole officer, who is also our sole director.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently in negotiations with NeuroOne, Inc., a Delaware corporation (“NeuroOne”), with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire NeuroOne as our wholly-owned subsidiary and the stockholders of NeuroOne would exchange all of the issued and outstanding shares of common stock of NeuroOne currently held by them for shares of the Company’s Common Stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses of $8,754 and $8,959 for the three months ended March 31, 2017 and 2016, respectively, and have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern.

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

Results of Operations

During the three months ended March 31, 2017, we earned revenues of $0. We had general and administrative expenses of $8,754. As a result, we had a net loss of $8,754 for the three months ended March 31, 2017.

By comparison, during the three months ended March 31, 2016, we earned revenues of $0. We paid general and administrative expenses of $4,386 and had a loss from discontinued operations of $4,573. As a result, we had a net loss of $8,959 for the three months ended March 31, 2016.

The $205 decrease in net loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily the result of the decrease in loss from discontinued operations of $4,573 offset by an increase in general and administrative expenses of $4,368 primarily from professional fees, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable us to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

At March 31, 2017, and December 31, 2016 we had a cash balance of $0.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Original Source has incurred losses of $8,754 and $8,959 for the three months ended March 31, 2017 and 2016, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 17, 2017. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

During the three months ended March 31, 2017, we used $3,288 in operating activities compared to $0 during the three months ended March 31, 2016.

During the three months ended March 31, 2017 we incurred a loss of $8,754 which was partially offset for cash flow purposes as we reduced our balance of accounts payable and accrued liabilities by $5,466. By comparison, during the three months ended March 31, 2016, we incurred losses of $8,959 which was partially offset for cash flow purposes by $4,015 in non-cash expenses and we decreased our balance of accounts payable and accrued liabilities by $ 4,686.

Investing Activities

During the three month periods ended March 31, 2017 and 2016, we did not pursue any investing activities.

Financing Activities

During the three months ended March 31, 2017, we received $3,288 by way of advances – related party. By comparison, we received $0 from advances – related party during the three months ended March 31, 2016.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of March 31, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2017 and 2016 and none are threatened or pending to the best of our knowledge and belief.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three months ended March 31, 2017 or 2016.

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

Dated: May 22, 2017

ORIGINAL SOURCE ENTERTAINMENT, INC.

By: /s/ Amer Samad

Amer Samad

Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)