Form 10-Q
period 2017-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2017-08-14
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant in its charter)

Delaware	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10006 Liatris Lane, Eden Prairie, MN	55347
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 952-237-7412

Original Source Entertainment, Inc.
24 Turnberry Dr.

Williamsville, New York 14221
(Former name or former address, if changed since last report)

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

The number of outstanding shares of the registrant’s common stock as of August 11, 2017 was 7,864,994.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$-	$-
Assets from discontinued operations	-	4,277
Total Assets	$-	$4,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$41,667	$22,362
Accrued liabilities	1,498	-
Advances – related party	85,330	73,758
Liabilities from discontinued operations	-	21,807
Total current liabilities	128,495	117,927
Total Liabilities	128,495	117,927

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 and 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; none issued and outstanding as of June 30, 2017 and December 31, 2016.	-	-
Common stock, $0.001 par value; 100,000,000 and 45,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 5,073,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	5,073	5,073
Additional paid in capital	45,577	45,577
Accumulated deficit	(179,145)	(164,300)
Total Stockholders’ Deficit	(128,495)	(113,650)
Total Liabilities and Stockholders’ Deficit	$-	$4,277

The accompanying notes are an integral part of the condensed financial statements

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016

Revenues:	$-	$-	$-		$-

Operating Expenses:
General and administrative	23,621	14,108	32,375		18,493

Total Operating Expenses	23,621	14,108	32,375		18,493

Income (Loss) from Operations	(23,621)	(14,108)	(32,375))		(18,493)
Income Tax Provision	-	-	-		-
Net loss from continuing operations	(23,621)	(14,108)	(32,375)		(18,493)
Net income (loss) from discontinued operations	-	(10,591)	17,530		(15,164)
Net Income (Loss)	$(23,621)	$(24,699)	$(14,845)		$(33,657)

Net loss per common share basic and diluted from continuing operations	$(0.00)*	$(0.00)*	$(0.00	)*	$(0.00)*
Net loss per common share basic and diluted from discontinued operations	$-	$(0.00)*	$(0.00	)*	$(0.00)*

Net loss per common share basic and diluted	$(0.00)*	$(0.00)*	$(0.00	)*	$(0.01)

Weighted average number of common shares Outstanding- Basic and diluted	5,073,000	5,073,000	5,073,000		5,073,000

*	Denotes a loss of less than $(0.01)

The accompanying notes are an integral part of the condensed financial statements

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30, 2017	For The Six Months Ended June 30, 2016
Cash Flows From Operating Activities:
Net Loss For The Period	$(14,845)	$(33,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Impact from discontinued operations	(17,530)	15,617
Changes in Operating Assets and Liabilities:
Assets from discontinued operations	-	(2,439)
Liabilities from discontinued operations	-	1,986
Accounts payable and accrued liabilities	20,803	10,283
Net Cash Used in Operating Activities	(11,572)	(8,210)

Cash Flows From Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities:
Advances – related party	11,572	8,210
Net Cash Provided by Financing Activities	11,572	8,210

Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures
Cash paid in interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed financial statements

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NeuroOne Medical Technologies Corporation’s (the “Company”) originally incorporated in the State of Nevada on August 20, 2009 (“Inception”) as Original Source Entertainment, Inc. (“OSE”). OSE’s intent was to license songs to the television and music industry for use in television shows or movies. OSE has had limited activity and revenue to date and no longer had any assets or operations, as of June 30, 2017, since the spin-off of its wholly owned subsidiary effective May 13, 2016, as further described under “—Discontinued Operations” below.

The Company’s Board of Directors and majority stockholder, who was also the Company’s Chief Executive Officer and sole director, authorized, as of April 17, 2017: (a) an amendment to the Company’s Articles of Incorporation to effect a change of name from “Original Source Entertainment, Inc.” to “NeuroOne Medical Technologies Corporation”; (b) an amendment to the Company’s Articles of Incorporation to effect an increase in the number of authorized shares of common stock from 45,000,000 to 100,000,000 and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000; (c) a Certificate of Amendment to the Company’s Articles of Incorporation, which makes no material changes to the Company’s existing Articles of Incorporation other than incorporating the amendments described in the prior clauses (a) and (b); (d) a change to the Company’s state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion in connection with which the Company will adopt a new certificate of incorporation and bylaws under the laws of the State of Delaware; and (e) the adoption of a 2017 Equity Incentive Plan.

Pursuant to a Plan of Conversion (the “Plan”), on June 23, 2017, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to effect clauses (a), (b) and (c) above. Pursuant to the Plan, on June 23, 2017, the Company filed Articles of Conversion with the Secretary of State of the State of Nevada to change the Company’s state of incorporation from Nevada to Delaware (the “Reincorporation”). In connection with the Reincorporation, on June 28, 2017, the Secretary of State of the State of Delaware accepted the Company’s filing of a Certificate of Conversion and a Certificate of Incorporation.

On July 20, 2017, the Company entered into a Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company to acquire NeuroOne, Inc. The transactions contemplated by the Merger Agreement were consummated on July 20, 2017. See Note 5 – Subsequent Events.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 17, 2017.

Discontinued Operations

On February 5, 2014, the board of directors of OSE authorized the spin-off of the Company’s wholly-owned subsidiary, Original Source Music Inc., to shareholders of record as of February 25, 2014. All of the Company’s assets and business operations at that time were held in Original Source Music, Inc. The spin-off was done in connection with a change of control of OSE. Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of OSE’s common shares on the record date without any consideration or action on the part of such holders, and the holders of OSE’s common shares as of the record date would become owners of 100 percent of our common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the SEC to the Form 10 and the Form 10’s effectiveness.

Prior year amounts have been reclassified to current year presentation with regard to equity from discontinued operations.

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

NOTE 2. GOING CONCERN

The Company has incurred losses from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures. The Company does not have adequate liquidity to fund its operations throughout fiscal 2017 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. After completion of the merger transaction on July 20, 2017 (see Note 5), the Company intends to seek additional financing to fund its new plan of operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company.

Management believes that the currently available resources, taking into account the cash on hand of its recently-acquired, wholly-owned subsidiary NeuroOne, Inc., combined with funds expected to be raised in fiscal 2017 will be sufficient to enable the Company to meet its operating plan through at least June 30, 2018. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NOTE 3. ADVANCES PAYABLE - RELATED PARTY

As of June 30, 2017 and December 31, 2016, the Company had outstanding advances from related parties of $85,330 and $73,758, respectively. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4. SPIN-OFF

On February 5, 2014, the board of directors of OSE authorized the spin-off of the Company’s wholly-owned subsidiary, Original Source Music Inc., to shareholders of record as of February 25, 2014. All of the Company’s assets and business operations at that time were held in Original Source Music, Inc. The spin-off was done in connection with a change of control of OSE. Under the terms of the spin-off, the Company’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of OSE common shares on the record date without any consideration or action on the part of such holders, and the holders of OSE’s common shares as of the record date would become owners of 100 percent of our common shares.

On May 13, 2016, the spin-off was completed due to the satisfactory resolution of all comments from the SEC to the Form 10 and the Form 10’s effectiveness.

The prior financial statements have been revised to reflect the completed spin-off.

NOTE 5. SUBSEQUENT EVENTS

Merger with NeuroOne, Inc.

On July 20, 2017, the Company entered into a Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company to acquire NeuroOne, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on July 20, 2017 (the “Closing”) and, pursuant to the terms of the Merger Agreement, (i) all outstanding shares of common stock of NeuroOne, Inc., par value $0.0001 per share (the “NeuroOne Shares”) were exchanged for shares of the Company’s common stock, par value $0.001 per share (the “Company Shares”) based on the exchange ratio of 17.0103706 Company Shares for every one NeuroOne Share, resulting in the Company issuing, on July 20, 2017, an aggregate of 6,291,994 Company Shares for all of the then-outstanding NeuroOne Shares, (ii) all outstanding options of NeuroOne, Inc. were replaced with options to purchase Company Shares based on the exchange ratio, with corresponding adjustments to their respective exercise prices, pursuant to which the Company reserved 365,716 Company Shares for issuance upon the exercise of options, (iii) all warrants of NeuroOne, Inc. were replaced with warrants to purchase Company Shares and (iv) the Company assumed the outstanding convertible promissory notes of NeuroOne, Inc. The NeuroOne options had been issued pursuant to the NeuroOne, Inc. 2016 Equity Incentive Plan. Pursuant to the Merger Agreement, the Company assumed the 2016 Plan upon the Closing.

Pursuant to the Acquisition, the Company acquired 100% of NeuroOne, Inc. in exchange for the issuance of Company Shares and NeuroOne, Inc. became the Company’s wholly-owned subsidiary. Also at the Closing, Mr. Samad (the majority owner of the Company prior to the Acquisition) tendered for cancellation 3,500,000 Company Shares held by him as part of the conditions to Closing.

In connection with the Acquisition, Amer Samad, formerly the Company’s sole director and officer, appointed the person designated by NeuroOne, Inc. to the Company’s Board of Directors and resigned from all officer positions. The Company’s newly constituted Board of Directors immediately appointed the officers designated by NeuroOne, Inc. On August 4, 2017, Mr. Samad’s resigned as a director and three new members of the board of directors were appointed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K filed on April 17, 2017.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We were initially incorporated under the laws of the State of Nevada on August 20, 2009 and reincorporated under the laws of Delaware in June 2017. Our business from inception through May 13, 2016 was to license songs to the television and music industry for use in television shows or movies. We have had limited activity and revenue to date and had no assets or operations as of June 30, 2017, since the spin-off of our wholly owned subsidiary, as further described below. As of May 13, 2016, we spun-off Original Source Music, our wholly-owned subsidiary which held all of our operations, to shareholders of record as of February 25, 2014. The spin-off was done in connection with a change of control of our company. Under the terms of the spin-off, Original Source Music’s common shares, par value $0.001 per share, were distributed on a pro-rata basis to each holder of our common shares on the record date without any consideration or action on the part of such holders, and the holders of our common shares as of the record date became owners of 100% of Original Source Music’s common shares, subject to applicable FINRA filings. Accordingly, as of June 30, 2017, we were a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have no specific business plan and purpose.

Our Board of Directors and our former majority stockholder, who was also our Chief Executive Officer and sole director, authorized, on April 17, 2017:

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

Pursuant to the Plan, on June 23, 2017, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to effect clauses (a), (b) and (c) above. A copy of the Certificate of Amendment to the Articles of Incorporation is annexed hereto as Exhibit 3.1 and is incorporated by reference herein. Pursuant to the Plan, on June 23, 2017, we filed Articles of Conversion with the Secretary of State of the State of Nevada for our Reincorporation. The Articles of Conversion, including the Plan, are annexed hereto as Exhibit 3.2 and are incorporated by reference herein.

In connection with the Reincorporation and pursuant to the Plan, on June 28, 2017, the Secretary of State of the State of Delaware accepted the Company’s filing of a Certificate of Conversion and a Certificate of Incorporation. The Certificate of Conversion and Certificate of Incorporation are annexed hereto as Exhibits 3.3 and 3.4, respectively, and are incorporated by reference herein. In connection with the Reincorporation, the Company adopted new By-Laws, which are annexed hereto as Exhibit 3.5 and incorporated by reference herein.

Recent Events

Merger with NeuroOne, Inc.

On July 20, 2017, we entered into the Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company to acquire NeuroOne, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on July 20, 2017 (the “Closing”) and, pursuant to the terms of the Merger Agreement, (i) all outstanding shares of common stock of NeuroOne, Inc., par value $0.0001 per share (the “NeuroOne Shares”) were exchanged for shares of our common stock, par value $0.001 per share (the “Company Shares”) based on the exchange ratio of 17.0103706 Company Shares for every one NeuroOne Share, resulting in us issuing, on July 20, 2017, an aggregate of 6,291,994 Company Shares for all of the then-outstanding NeuroOne Shares, (ii) all outstanding options of NeuroOne, Inc. were replaced with options to purchase Company Shares based on the exchange ratio, with corresponding adjustments to their respective exercise prices, pursuant to which the Company reserved 365,716 Company Shares for issuance upon the exercise of options, (iii) all warrants of NeuroOne, Inc. were replaced with warrants to purchase Company Shares and (iv) the Company assumed the outstanding convertible promissory notes of NeuroOne, Inc. The NeuroOne options had been issued pursuant to the NeuroOne, Inc. 2016 Equity Incentive Plan. Pursuant to the Merger Agreement, the Company assumed the 2016 Plan upon the Closing.

Pursuant to the Acquisition, we acquired 100% of NeuroOne, Inc. in exchange for the issuance of Company Shares and NeuroOne, Inc. became our wholly-owned subsidiary. Also at the Closing, Mr. Samad tendered for cancellation 3,500,000 Company Shares held by him as part of the conditions to Closing. A copy of the Merger Agreement is annexed hereto as Exhibit 2.1 and is incorporated by reference herein.

In connection with the Acquisition, Amer Samad, formerly our sole director and officer, appointed the person designated by NeuroOne, Inc. to our board of directors and resigned from all officer positions. Our newly constituted board of directors immediately appointed the officers designated by NeuroOne, Inc. On August 4, 2017, Mr. Samad resigned as a director and three new members of the board of directors were appointed.

Please see our Current Report on Form 8-K filed with the SEC on July 20, 2017 (the “Acquisition 8-K”) for additional information regarding the Acquisition. In connection with the filing of this Quarterly Report on Form 10-Q, we are filing Amendment No. 1 on Form 8-K/A (the “Second Quarter 8-K/A”) to amend the Acquisition 8-K in order to (i) provide financial information of NeuroOne, Inc. for its fiscal quarter ended June 30, 2017, pro forma financial information for us as of June 30, 2017 and related updated disclosures, in each case, in accordance with the guidance set forth under Topic 12 of the Division of Corporation Finance Financial Reporting Manual so that there is no lapse in periodic reporting for the quarter ended June 30, 2017 and (ii) to correct an administrative error concerning the number of shares of common stock held directly by one of the holders of over 5% of our common stock as of the Closing.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by us.

Results of Operations

During the three and six months ended June 30, 2017, we earned revenues of $0. We had general and administrative expenses of $23,621 and $32,375 during the three and six months ended June 30, 2017, respectively, and a gain from discontinued operations of zero and $17,530 for the three and six months ended June 30, 2017, respectively. The gain from discontinued operations was attributed to the settlement of net liabilities from discontinued operations. As a result, we had a net loss of $23,621 and $14,845 for the three and six months ended June 30, 2017, respectively.

By comparison, during the three and six months ended June 30, 2016, we earned revenues of $0. We had general and administrative expenses of $14,108 and $18,493 during the three and six months ended June 30, 2016, respectively, and a loss from discontinued operation during the three and six month periods ended June 30, 2016 of $10,591 and $15,164, respectively. As a result, we had a net loss of $24,699 and $33,657 for the three and six months ended June 30, 2016, respectively.

The $9,513 increase in loss from operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to costs incurred in connection with the Acquisition primarily for professional fees, which consist of fees paid for legal, accounting, and auditing services.

The $13,882 increase in loss from operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily the result of an increase in general and administrative expenses of $13,882 primarily from professional fees incurred in connection with the Acquisition.

Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016 we had a cash balance of $0.

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred losses of $23,621 and $24,699 for the three months ended June 30, 2017 and 2016, respectively, and $14,845 and $33,657 for the six months ended June 30, 2017 and 2016, respectively. Our accumulated retained deficit was $179,145 as of June 30, 2017. We have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern.

After completion of the Acquisition on July 20, 2017, we will need to secure additional funding in August 2017. We plan to complete an equity financing in the third quarter of 2017. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 17, 2017. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

See the Acquisition 8-K and the Second Quarter 8-K/A for the discussion our liquidity and capital resources taking into account the Acquisition and the business of NeuroOne, Inc.

The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(11,572)	$(8,210)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	11,572	8,210
Net increase (decrease) in cash	$—	$—

Operating Activities

During the six months ended June 30, 2017, we used $11,572 of cash in operating activities compared to $8,210 during the six months ended June 30, 2016.

During the six months ended June 30, 2017 we incurred a loss of $14,845 which included a non-cash gain of $17,530 for discontinued operations, and was partially offset for cash flow purposes as we increased our balance of accounts payable and accrued liabilities by $20,803. By comparison, during the six months ended June 30, 2016, we incurred a loss of $33,657 which was partially offset for cash flow purposes by an increase in our balance of equity from discontinued operations by $15,617, an increase in our balance of accounts payable and accrued liabilities by $10,283 as well as an increase in our balance of liabilities from discontinued operations of $1,986 offset by an increase in in our balance of assets from discontinued operations of $2,439.

Investing Activities

During the six month periods ended June 30, 2017 and 2016, we did not pursue any investing activities.

Financing Activities

During the six months ended June 30, 2017, we received $11,572 by way of advances from a related party. By comparison, we received $8,210 from advances from a related party during the six months ended June 30, 2016.

Recently Issued Accounting Standards

We do not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Other than the letter received by NeuroOne, Inc. in May 2017 from the former employer of Mark Christianson and Wade Fredrickson claiming, among other things, certain breaches of non-competition obligations and confidentiality and non-disclosure obligations to such prior employer and federal and state law by virtue of such officers’ work for NeuroOne, Inc., we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. See the Acquisition 8-K and Second Quarter 8-K/A for additional information.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Acquisition 8-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Acquisition 8-K.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosure under “Item 3.02 Unregistered Sales of Equity Securities” in our Acquisition 8-K.

Item 3.  Defaults Upon Senior Securities.

No senior securities were issued or outstanding during the three and six month period ended June 30, 2017 or 2016.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 3.1	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 23, 2017 (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.2	Nevada Articles of Conversion, dated June 23, 2017 (incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.3	Delaware Certificate of Conversion, dated June 28, 2017 (incorporated by reference to Exhibit 3.3 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.4	Certificate of Incorporation, dated June 28, 2017 (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017).

Exhibit 3.5	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 10.1	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.2	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.3	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.4	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.5	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017).

Exhibit 10.6	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.7	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.8	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017).

Exhibit 10.9	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.10	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017).

Exhibit 10.11	Form of October 2016 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.12	Form of Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.13	Form of Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.14	First Amendment to Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.7 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.15	Form of Capital Stock Purchase Warrant issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.8 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.16	Form of First Amendment to Capital Stock Purchase Warrant issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.9 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.17	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.18	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.19	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.20	Offer Letter to Thomas Bachinski from NeuroOne, Inc. dated January 9, 2017 (incorporated by reference to Exhibit 10.19 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.21	Offer Letter to Wade Fredrickson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.20 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.22	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2017

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

Exhibit 2.1	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 3.1	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 23, 2017 (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.2	Nevada Articles of Conversion, dated June 23, 2017 (incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.3	Delaware Certificate of Conversion, dated June 28, 2017 (incorporated by reference to Exhibit 3.3 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.4	Certificate of Incorporation, dated June 28, 2017 (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017).

Exhibit 3.5	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 10.1	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.2	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.3	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.4	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.5	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017).

Exhibit 10.6	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.7	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.8	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017).

Exhibit 10.9	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.10	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017).

Exhibit 10.11	Form of October 2016 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.12	Form of Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.13	Form of Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.14	First Amendment to Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.7 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.15	Form of Capital Stock Purchase Warrant issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.8 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.16	Form of First Amendment to Capital Stock Purchase Warrant issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.9 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.17	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.18	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.19	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.20	Offer Letter to Thomas Bachinski from NeuroOne, Inc. dated January 9, 2017 (incorporated by reference to Exhibit 10.19 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.21	Offer Letter to Wade Fredrickson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.20 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.22	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

