Form 10-Q
period 2017-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2017-11-14
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2017

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transaction period from _________ to________

Commission File Number: 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10006 Liatris Lane, Eden Prairie, MN	55347
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 952-237-7412

Not Applicable
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

The number of outstanding shares of the registrant’s common stock as of November 10, 2017 was 7,864,994.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	September 30,	NeuroOne, Inc. December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$70,029	$522,217
Prepaid expenses and other assets	7,146	53,823
Total current assets	77,175	576,040
Intangible assets, net	190,637	180,890
Total assets	$267,812	$756,930

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$916,734	$264,343
Short-term promissory notes and unsecured loan	204,074	50,000
Convertible promissory notes, net and accrued interest	1,459,841	225,197
Premium debt conversion derivative	441,823	137,650
Total current liabilities	3,022,472	677,190
Warrant liability	774,172	345,960
Total liabilities	3,796,644	1,023,150

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 and 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares issued or outstanding as of September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.001 par value ; 100,000,000 and 45,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; and 7,864,994 and 5,216,565 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	7,865	31
Additional paid–in capital	162,741	119
Accumulated deficit	(3,699,438)	(266,370)
Total stockholders’ deficit	(3,528,832)	(266,220)
Total liabilities and stockholders’ deficit	$267,812	$756,930

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

		NeuroOne LLC		NeuroOne LLC
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$622,141	$1,941	$1,798,131	$6,009
Research and development	271,651	—	500,408	—
Total operating expenses	893,792	1,941	2,298,539	6,009
Loss from operations	(893,792)	(1,941)	(2,298,539)	(6,009)
Interest expense	(515,377)	(3,635)	(1,134,529)	(10,698)
Net loss and comprehensive loss	$(1,409,169)	$(5,576)	$(3,433,068)	$(16,707)
Net loss per share:
Basic and diluted	$(0.19)		$(0.55)
Number of shares used in per share calculations:
Basic and diluted	7,540,135		6,217,076

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

		NeuroOne LLC
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operating activities
Net loss	$(3,433,068)	$(16,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,368	5,823
Stock-based compensation	76,794
Forgiveness of share subscription agreement for founders’ shares	9,051
Non-cash interest on convertible promissory notes	76,359	—
Non-cash discount amortization on short-term promissory notes and convertible promissory notes	943,427	—
Non-cash note issuance costs attributed to warrant liability	38,119	—
Revaluation of premium debt conversion derivative	90,212	—
Revaluation of warrant liability	(12,707)	—
Change in assets and liabilities:
Prepaid expenses and other assets	46,677	—
Accrued expenses	642,099	10,884
Net cash used in operating activities	(1,509,669)	—
Financing activities
Proceeds from issuance of short-term promissory notes and convertible promissory notes	675,705	—
Proceeds from issuance of warrants	502,415	—
Repayment of short-term unsecured loan	(50,000)	—
Issuance costs related to short-term promissory notes and convertible promissory notes	(38,719)	—
Issuance costs related to warrants	(31,920)	—
Net cash provided by financing activities	1,057,481	—
Net decrease in cash	(452,188)	—
Cash at beginning of period	522,217	—
Cash at end of period	$70,029	$—
Supplemental non-cash investing and financing transactions:
Bifurcation of premium conversion derivative related to convertible promissory notes	$213,961	$—
Accrued issuance costs attributed to short term promissory notes and convertible promissory notes	$42,811	$—
Accrued issuance costs attributed to warrant liability	$38,119	$—
Common stock issued in connection with purchase of intangible assets	$23,115	$—

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – Organization and Basis of Presentation

On July 20, 2017, NeuroOne Medical Technologies Corporation , a Delaware Corporation, (the “Company”), through a wholly owned acquisition subsidiary, acquired 100% of the outstanding capital stock of NeuroOne, Inc. (“NeuroOne”) in a reverse triangular merger and reorganization pursuant to Section 368(a) of the Internal Revenue Code (the “Acquisition”). The Acquisition was accounted for as a capital transaction, or reverse recapitalization. NeuroOne was the accounting acquirer in this transaction. As such, the historical financial statements of NeuroOne and its predecessor NeuroOne LLC (the “LLC”) reflect operations of the Company for all periods presented prior to the date of Acquisition. NeuroOne, Inc. was formed on October 7, 2016 and acquired the LLC on October 27, 2016 (the “Merger”) as described more fully below. The accompanying condensed consolidated financial statements subsequent to the Acquisition include those of the Company, as well as those of its wholly owned subsidiary NeuroOne.

Subsequent to the Acquisition, the Company’s operating activities are the same as those of NeuroOne, an early-stage medical technology company, engaged in the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders. The Company is based in Eden Prairie, Minnesota.

Acquisition

The transactions contemplated by the agreement were consummated on July 20, 2017 (the “Closing”) and, pursuant to the terms of the agreement, (i) all outstanding shares of common stock of NeuroOne, par value $0.0001 per share (the “NeuroOne Shares”) were exchanged for shares of the Company’s common stock, par value $0.001 per share (the “Company Shares”) based on the exchange ratio of 17.0103706 Company Shares for every one NeuroOne Share (the “Exchange Ratio”), resulting in the Company issuing, on July 20, 2017, an aggregate of 6,291,994 Company Shares for all of the then-outstanding NeuroOne Shares, (ii) all outstanding options of NeuroOne were replaced with options to purchase Company Shares based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, pursuant to which the Company reserved 992,265 Company Shares for issuance upon the exercise of options, (iii) all warrants of NeuroOne, Inc. were replaced with warrants to purchase Company Shares and (iv) the Company assumed the outstanding convertible promissory notes of NeuroOne. NeuroOne options had been issued pursuant to the NeuroOne 2016 Equity Incentive Plan. Pursuant to the agreement, the Company assumed the NeuroOne 2016 Equity Incentive Plan upon the Closing.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Pursuant to the Acquisition, the Company acquired 100% of NeuroOne Shares in exchange for the issuance of Company Shares and NeuroOne became the Company’s wholly-owned subsidiary. Also at the Closing, Mr. Samad (the majority owner of the Company prior to the Acquisition) tendered for cancellation 3,500,000 Company Shares held by him as part of the conditions to Closing.

At the time of Acquisition, the Company had authorized 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

All issued and outstanding common stock share amounts, options for common stock and per share amounts contained in the condensed consolidated financial statements were retroactively adjusted to reflect the Exchange Ratio for all periods presented. The number of authorized shares for common and preferred stock and their respective par values per share as of December 31, 2016 reflect those of the Company prior to the Acquisition.

Merger

The LLC was formed on December 12, 2013 and operated as a limited liability company until it was merged with and into NeuroOne on October 27, 2016 with NeuroOne as the surviving entity of the “Merger”. NeuroOne was formed on October 7, 2016 under different ownership than the LLC. As a result of the Merger, all of the properties, rights, privileges, powers and franchises of the LLC vested in NeuroOne, and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne with the exception of the LLC’s license agreement with Wisconsin Alumni Research Foundation (“WARF”) which required WARF’s approval for transfer (See Note 4 – Commitments and Contingencies). The purpose of the Merger was to change the jurisdiction of NeuroOne’s incorporation from Minnesota to Delaware, change the ownership of the LLC’s underlying assets, and to convert from a limited liability company to a corporation.

NeuroOne and the LLC were not entities under common control. As the LLC did not have an integrated set of activities that contained the required complement of inputs, processes and outputs to be considered a business, the Merger was accounted for as an asset acquisition as prescribed under Accounting Standards Codification (ASC) 805 – Business Combinations.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in the NeuroOne Current Report on Form 8-K filed on July 20, 2017. The condensed balance sheet at December 31, 2016 was derived from the audited financial statements of NeuroOne.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $3,699,438 as of September 30, 2017. Prior to the Merger, the LLC also incurred losses since its inception and had cumulative losses of $49,930 as of the date of the Merger. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through September 30, 2017, the Company has completed both a $253,000 short-term promissory note financing and a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription. The Company does not have adequate liquidity to fund its operations throughout fiscal 2017 without raising additional funds. Management believes that the currently available resources from the short-term promissory note and convertible promissory note financings combined with funds expected to be raised in the last quarter of fiscal 2017 will be sufficient to enable the Company to meet its operating plan through at least September 30, 2018. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of September 30, 2017, the Company did not have deposits in excess of federally insured amounts.

Prior to October 27, 2016, the LLC did not maintain a bank account. Any expenses incurred while the LLC was organized as a limited liability company were paid by the sole member of the LLC.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

As of September 30, 2017 and December 31, 2016, the fair values of cash, other assets, accrued expenses and the unsecured loan approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term promissory notes and the convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and premium conversion derivative associated with the convertible promissory notes was based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and nine month periods ended September 30, 2017.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$774,172	$—	$—	$774,172
Premium conversion derivative	441,823	—	—	441,823
Total liabilities at fair value	$1,215,995	$—	$—	$1,215,995

	As of December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$345,960	$—	$—	$345,960
Premium conversion derivative	137,650	—	—	137,650
Total liabilities at fair value	$483,610	$—	$—	$483,610

The following table provides a roll-forward of the warrant liability and premium conversion derivative measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended September 30, 2017:

Warrant liability	Nine months ended September 30, 2017
Balance as of beginning of period	$345,960
Issuance of warrants in connection with convertible promissory notes	440,919
Change in fair value of warrant liability	(12,707)
Balance as of end of period	$774,172

Premium conversion derivative	Nine months ended September 30, 2017
Balance as of beginning of period	$137,650
Value assigned to the underlying derivative in connection with convertible notes	213,961
Change in fair value of premium conversion derivative	90,212
Balance as of end of period	$441,823

There were no financial instruments measured on a fair value recurring basis during the nine month period ended September 30, 2016.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Intellectual Property

NeuroOne and the LLC have entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Milestone payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates their long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through September 30, 2017, the Company has not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the short-term promissory notes and convertible promissory notes. Amortization of debt issuance costs is calculated using the straight-line method over the term of respective short-term and convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance of the convertible promissory notes (see Note 8 – Convertible Promissory Notes and Warrant Agreements). The Company accounts for these warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. Additionally, issuance costs associated with the warrants are expensed as incurred and reflected as interest expense in the accompanying condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability will be recognized as a component of interest expense in the condensed consolidated statements of operations.

Premium Debt Conversion Derivative

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative to interest expense at each reporting period. The Company issued convertible promissory notes that contained a 125% conversion premium in the event that a qualified financing occurs at a price under $2.25 per common share (see Note 8 – Convertible Promissory Notes and Warrant Agreements). We also issued 2017 Convertible Notes that contained a 125% conversion premium in the event that a qualified financing occurs at a price under $2.8125 per common share (see Note 13 – Subsequent Events). The Company determined that the redemption feature under the convertible promissory notes qualified as an embedded derivative and was separated from its debt host.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Income Taxes

For NeuroOne, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

The LLC operated as a single-member LLC from formation on December 12, 2013 until it was merged into NeuroOne on October 27, 2016. As such, it was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was included in the financial statements for the period from January 1, 2016 through October 26, 2016.

Net Loss Per Share

The LLC was a single-member LLC for which no units were outstanding. Accordingly, earnings per share is not presented for the LLC.

For NeuroOne, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s stock options, convertible promissory notes and warrants are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the stock options and warrants. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the three and nine months ended September 30, 2017 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2017.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine month periods ended September 30, 2017:

Warrants	1,074,181
Stock options	365,716

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2018 for public entities and for all other entities in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018 for public business entities and after December 15, 2019 for all other entities, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 4 – Commitments and Contingencies

WARF License Agreement

On October 1, 2014, the LLC entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film electrode technology (the “2014 WARF Agreement”). The LLC was to make $110,000 in milestone payments depending on achievement of certain development and approval milestones or within twelve months of signing the 2014 WARF Agreement. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to WARF on a percentage of net sales of products of the licensed technology. Under the terms of the 2014 WARF Agreement, amounts that remained unpaid more than 30 days after they were due, accrued interest at 1 percent per month. Milestone payments due in 2015 were not made to WARF. From October 27, 2016 until the 2014 WARF Agreement was amended as described below, the LLC was in default under the 2014 WARF Agreement. In addition, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to NeuroOne at the time of the Merger (October 27, 2016) without the consent of WARF, which was received when the 2014 WARF Agreement was amended in February 2017 as described below. In connection with the Merger and in accordance with ASC 805-50, NeuroOne estimated the fair value of consideration payable to WARF and recorded an intangible asset of $90,000 with a corresponding accrued expense.

This agreement was subsequently amended in February 2017 (as so amended, the “2017 WARF Agreement”) whereby WARF consented to the transfer of the rights and obligations under the license agreement from the LLC to NeuroOne (which are now the Company’s rights and obligations, following the Acquisition). In the 2017 WARF Agreement, a contingent payment amount of $120,000 is due in the event that the Company completes a qualified financing. The Company is also obligated to pay royalties to WARF based on a percentage of net sales of products of licensed technology with minimum royalties of $50,000 and $100,000 for calendar years 2019 and 2020, respectively, and $150,000 per year beginning in 2021 through the duration of the 2017 WARF Agreement. Subject to earlier termination, the WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. The 2017 WARF Agreement is also subject to certain cancellation provisions with 90 days’ notice should the Company elect not to continue to use the licensed technology.

The Company has agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that the Company will submit a business plan to WARF by February 1, 2018 and file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate the 2017 WARF Agreement in the event that the Company fails to meet these milestones on 30 days’ written notice, if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, actively pursue the development plan or breaches any other covenant in the 2017 WARF Agreement and fails to remedy such default in 90 days or in the event of certain bankruptcy events involving the Company. WARF may also terminate this license (i) on 90 days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the 2017 WARF Agreement by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Mayo Agreement

On October 3, 2014, the LLC entered into an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film electrode technology (“2014 Mayo Agreement”). The LLC was to make milestone payments depending on achievement of certain development and approval milestones and sales targets, none of which were met as of December 31, 2015. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the 2014 Mayo Agreement, set to expire May 25, 2037. Also, the LLC was obligated to issue common stock to Mayo if certain events occurred. Upon the LLC’s Merger with NeuroOne on October 27, 2016, the rights under the 2014 Mayo Agreement transferred to NeuroOne, and certain milestones were attained. Therefore, NeuroOne recorded $300 related to 10,000 shares of common stock issued to Mayo and $91,709 for the intellectual property. Milestone payments due under the 2014 Mayo Agreement and accrued were $91,709 as of September 30, 2017 and December 31, 2016. Under the terms of the 2014 Mayo Agreement, amounts that remained unpaid accrued interest at 2 percent above the prime rate. Milestone payments due in 2016 were not made to Mayo. As such, prior to the amendment of the 2014 Mayo Agreement in May 2017), NeuroOne was in default under the 2014 Mayo Agreement. Mayo and NeuroOne amended and restated the 2014 Mayo Agreement in May 2017 (as so amended and restated, the “2017 Mayo Agreement”). Pursuant to the 2017 Mayo Agreement, NeuroOne issued 50,556 shares of common stock to Mayo to settle the amount of common stock NeuroOne was previously obligated to issue under the 2014 Mayo Agreement and to amend the terms of the 2014 Mayo Agreement. NeuroOne recorded an additional $23,115 to intangible assets related to the fair value of the 2017 stock issuance to Mayo. As a part of the 2017 Mayo Agreement, as amended in November 2017, the $91,709 milestone payment is to be paid upon the earlier of a qualified financing or December 31, 2017.

Other

NeuroOne received a letter in May 2017 from the former employer of certain employees of NeuroOne, claiming that NeuroOne and those individuals have wrongfully used or disclosed alleged trade secrets of the former employer and that the individuals breached non-competition or non-solicitation agreements with such party. The Company and the individuals intend to vigorously defend against these claims, if litigation results.

NOTE 5 – Intangibles

Intangible assets consisted of the following at September 30, 2017:

	Useful Life
License agreement, October 27, 2016	12-13 years	$182,159
Less: amortization		(1,269)
Net Intangibles, December 31, 2016		180,890
License agreement amendment		23,115
Less: amortization		(13,368)
Net Intangibles, September 30, 2017		$190,637

Amortization expense was $4,264 and $13,368 for NeuroOne and the Company for the three and nine months ended September 30, 2017, respectively, and $1,941 and $5,823 for the LLC for the three and nine months ended September 30, 2016.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued license fees	$182,009	$182,009
Accrued services	531,607	31,186
Accrued issuance costs	32,306	22,015
Accrued compensation and payroll related costs	170,812	28,252
Accrued interest	—	881
Total accrued expenses	$916,734	$264,343

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

In August 2017, the Company’s Board of Directors authorized and the Company issued short-term unsecured promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 prior to issuance costs of $3,030 which were discounted from the Short-Term Notes and are being amortized ratably to interest expense over the term of the Short-Term Notes. For the three and nine month period ended September 30, 2017, discount amortization charged to interest expense related to the issuance costs was $733. The Short-Term Notes do not bear interest on principal and require the Company to repay the principal upon maturity on February 18, 2018.

In addition, upon maturity, under the provisions of the Short-Term Notes, the holders will receive 126,500 common stock purchase warrants upon maturity with a term of 5 years at an exercise price of $1.80 which will be immediately exercisable upon issue. A portion of the proceeds from the Short-Term Notes was allocated to the warrants based on their relative fair value to the underlying Short-Term Notes. The proceeds allocated to the warrants were recorded as additional paid in capital in the accompanying condensed consolidated balance sheets and were discounted from the Short-Term Notes in the amount of $61,496. The relative fair value of the warrants was based on the Black-Scholes method with the following assumptions: risk-free interest rate 1.77 percent; expected volatility 48 percent; expected life 5.5 years; and expected dividend yield 0 percent. The underlying stock price used in the analysis is on a non-marketable basis and is according to a separate 409A valuation analysis. The discount related to the warrants is being amortized to interest expense ratably over the term of the Short-Term Notes which amounted to $14,868 during the three and nine month period ended September 30, 2017.

Unsecured Loan

NeuroOne received a $50,000 short-term unsecured loan in November 2016 from the placement agent for its convertible promissory note financing (see Note 8 – Convertible Promissory Notes and Warrant Agreements). NeuroOne incurred no fees or interest costs for this temporary loan and it was repaid in full in February 2017.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

Convertible Promissory Notes

In November 2016 and then amended in June 2017, the Company’s Board of Directors authorized the Company to issue convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants for aggregate gross proceeds of up to $2.5 million.

As of September 30, 2017, the Company has issued $1,625,120 of Convertible Notes and common stock purchase warrants to investors. The Convertible Notes are unsecured. The Convertible Notes bear interest at a fixed rate of 8 percent per annum and require the Company to repay the principal and accrued and unpaid interest thereon at the earlier of November 21, 2017 or the consummation of the next equity or equity-linked round of financing resulting in more than $3.0 million in gross proceeds (a “Qualified Financing”). If a Qualified Financing occurs before November 21, 2017, the outstanding principal and accrued and unpaid interest on the Convertible Notes automatically converts into the securities issued by the Company in such financing based on the greater number of securities resulting from either the outstanding principal and accrued interest on the Convertible Notes divided by $1.80, or the outstanding principal and accrued interest on the Convertible Notes multiplied by 1.25, divided by the price paid per security in the Qualified Financing. If the Company fails to complete a Qualified Financing by November 21, 2017, the Convertible Notes will be immediately due and payable on such date.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

If a change of control transaction or initial public offering occurs prior to a Qualified Financing, the Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the Convertible Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of the per share value as determined by the Company’s Board of Directors as if in connection with the granting of stock based compensation, or in a private sale to a third party in an arms’ length transaction, or at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50 percent of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the assets of the Company.

The warrants granted holders the option to purchase either (i) if exercised after conversion of the Convertible Notes, the number of shares issuable upon the conversion of the Convertible Notes, or (ii) if exercised prior to conversion of the Convertible Notes, the number of shares of common stock equal to the outstanding principal and accrued interest on the Convertible Note held by such warrant holder divided by $1.80. The warrants were immediately exercisable on the date of issuance and expire on November 21, 2021. In June 2017, however, the Company amended the terms of the common stock purchase warrants under the Convertible Notes to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. The amount of warrant shares to be issued are now fixed to the number of shares of common stock received by the holder of the Convertible Notes upon conversion of such holder’s Convertible Notes, and to an exercise price equal to the price at which the Convertible Notes convert into common shares.

The warrants were accounted for as a liability because there is no set exercise price. A Monte Carlo simulation model was used to estimate the aggregate fair value of the warrants as of September 30, 2017. Input assumptions used were as follows: risk-free interest rate 1.79 percent; expected volatility 50 percent; expected life 4.14 years; and expected dividend yield 0 percent. The underlying stock price used in the analysis is on a non-marketable basis and is according to a separate 409A valuation analysis. The convertible promissory note proceeds assigned to the warrants were $440,919 and $345,640 during the nine months ended September 30, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively, which represented their fair value at issuance, and were discounted from the Convertible Notes and reflected as a warrant liability. The discount is being amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $284,637 and $601,794 for the three and nine months ended September 30, 2017, respectively. The Company recorded the fair value changes of the warrant liability associated with the Convertible Notes to interest expense which amounted to $6,546 and $(12,707) for the three and nine months ended September 30, 2017, respectively.

At the time of their issuance, the Convertible Notes contained a 125% conversion premium in the event that a Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes in the amount of $213,961 and $137,564 during the nine months ended September 30, 2017 and during the period from October 7, 2016 to December 31, 2016, respectively. The discount is being amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $133,367 and $266,848 for the three and nine month period ended September 30, 2017, respectively. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Convertible Notes to interest expense which amounted to $15,406 and $90,212 for the three and nine months ended September 30, 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

In connection with the Convertible Notes, the Company incurred issuance costs in the amount of $151,915, which included (i) a placement agent cash fee, which was $113,610 for the Convertible Notes issued through June 19, 2017 (ii) the obligation to issue a warrant to the placement agent (the “placement agent warrant”) which will have an exercise price of $2.00 per share of common stock and had a total fair value of $4,855 at September 30, 2017 and (iii) legal expenses of $33,450. The placement agent warrant is issuable at the time the private placement transaction closes. The placement agent warrant will be immediately exercisable on the date of issuance and will expire five years following the date of issuance. The placement agent is to receive a placement agent warrant to purchase shares of common stock in an amount equal to 8 percent of the common stock (or common stock equivalents) purchased by investors in the private placement transaction. As of September 30, 2017 and December 31, 2016, the Company has an obligation to issue a placement agent warrant for the purchase of approximately 63,000 and 29,000 shares of common stock, respectively. The Company recorded an issuance cost discount to the Convertible Notes in the amount of $39,781 and $37,469 for the nine months ended September 30, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively, of which $27,317 and $59,184 was amortized to interest expense during the three and nine months ended September 30, 2017, respectively. The balance of the issuance costs in the amount of zero and $38,119 was attributed to the common stock purchase warrants and was immediately recorded as interest expense upon issuance during the three and nine months ended September 30, 2017, respectively.

The placement agent is also entitled to receive warrants to purchase common stock in an amount equal to 10 percent of the common stock (common stock equivalents) purchased by certain investors in subsequent equity financing rounds (see Note 13 – Subsequent Events). Such warrants if issued will have an exercise price determined in relation to the pricing of the subsequent financing rounds and will be immediately exercisable once issued.

NOTE 9 – Investment Banker Fee

Investment Banker Fee

NeuroOne paid a $50,000 non-refundable fee to an investment banker in December 2016 to raise equity financing. This fee is reflected in NeuroOne’s December 31, 2016 balance sheet as a prepaid expense. NeuroOne subsequently concluded that the investment banker was not expected to raise any equity and therefore expensed the fee in March 2017.

NOTE 10 – Stock-Based Compensation

NeuroOne formally adopted an equity incentive plan (“the 2016 Plan”) on October 27, 2016 which was subsequently adopted by the Company upon completion of the Acquisition. In addition, the Company adopted a 2017 Equity Incentive Plan (the “2017 Plan”) on April 17, 2017. The 2016 and 2017 Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company reserved 2,292,265 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) for issuance under the 2016 and 2017 Plans on a combined basis. The Company began granting stock options and restricted stock awards in the second quarter of 2017. During the three and nine-month period ended September 30, 2017, zero and 365,716 stock options for shares of common stock were granted, respectively, to directors and consultants at a weighted average exercise price of $0.035 per share. The stock options granted during the nine month period ended September 30, 2017 had a weighted average grant date fair value of $0.014 per share with various vesting periods and expire in ten years. In addition, the Company issued zero and 215,453 shares of restricted common stock with performance vesting conditions from the 2016 Plan during the three and nine month period ended September 30, 2017, respectively. All performance vesting conditions for the restricted common stock were met as of September 30, 2017. Compensation expense associated with restricted common stock shares was $7,220.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$—	$—	$2,065	$—
Research and development	64,945	—	74,729	—
Total stock-based compensation	$64,945	$—	$76,794	$—

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine month periods ended September 30, 2017:

	Three Months Ended	Nine Months Ended

Expected stock price volatility	—%	47.8%
Expected life of options (years)	—	5.0
Expected dividend yield	—%	0%
Risk free interest rate	—%	1.9%

During the three and nine months ended September 30, 2017, 42,525 and 365,716 stock options vested, respectively, and zero and 215,453 restricted stock awards vested, respectively. The weighted average fair value per share of options vesting during the three and nine months ended September 30, 2017 was $0.014. No stock options were forfeited during the three and nine months ended September 30, 2017. As of September 30, 2017, 1,711,096 shares were available for future issuance on a combined basis under the 2016 and 2017 Plans.

There was no unrecognized stock-based compensation cost for stock options and restricted common stock as of September 30, 2017.

NOTE 11 – Income Taxes

The effective tax rate for the three and nine months ended September 30, 2017 was zero percent. As a result of the analysis of all available evidence as of September 30, 2017 and December 31, 2016, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine month periods ended September 30, 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

The LLC operated as a single-member LLC from formation on December 12, 2013 until it was merged into NeuroOne on October 27, 2016. As such, the LLC was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was included in the financial statements for the three or nine month periods ended September 30, 2016.

NOTE 12 – Stockholders’/Member Deficit

In June 2017, the purchase price owed by the seven individuals for the founders’ shares of NeuroOne under their respective subscription agreements totaling $9,051 was forgiven by NeuroOne prior to the Acquisition.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 13 – Subsequent Events

On October 4, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (each, a “Note” and collectively, the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s capital stock.

The initial closing of the Private Placement was consummated on October 4, 2017, and, on that date, the Company issued Notes in an aggregate principal amount of $150,000 to the Subscribers. Between November 2, 2017 and November 7, 2017, the Company entered into Subscription Agreements with additional Subscribers, and issued Notes in a principal amount of $215,000 to those Subscribers. The Company may conduct any number of additional closings so long as the final closing occurs on or before the five-month anniversary of the initial closing date and the amount does not exceed $1,000,000 or a higher amount determined by the Board of Directors.

The 2017 Convertible Notes bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on October 4, 2022 (the “Maturity Date”). If the Company raises more than $3,000,000 in an equity financing before the Maturity Date (the “Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes shall automatically convert into the securities issued by the Company in such financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the 2017 Convertible Notes divided by $2.25 or (ii) the outstanding principal and accrued interest on the Notes multiplied by 1.25, divided by the price paid per security in such financing. If a change of control transaction occurs prior to the earlier of a Qualified Financing or the Maturity Date, the 2017 Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms’ length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the 2017 Convertible Notes pursuant to this paragraph, is referred to herein as the “Conversion Date”). Change of control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each New Warrant grants the holder the option to purchase the number of shares of capital stock of the Company issuable upon the conversion of the 2017 Convertible Notes held by such holder at a per share exercise price equal to the price at which the 2017 Convertible Notes converted. The New Warrants are exercisable commencing on the Conversion Date and expire on the five year anniversary of the Conversion Date. The exercise price and number of the shares of our common stock issuable upon exercising the New Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

The placement agent is also entitled to receive a warrant to purchase common stock in an amount equal to 10 percent of the common stock (common stock equivalents) purchased by certain investors in subsequent equity financing rounds. Such warrant, if issued will have an exercise price determined in relation to the pricing of the subsequent financing and will be immediately exercisable once issued.

In such subsequent equity financing rounds, the placement agent is also entitled to receive a cash fee equal to 10 percent of the total amount of capital received by the Company, as well as a cash amount representing a non-accountable expense allowance equal to 3% of the aggregate gross proceeds raised in such financing.

Subscription Agreements

Pursuant to the Subscription Agreements, the Company is entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the 2017 Convertible Notes or New Warrants, and the right to purchase the 2017 Convertible Notes or New Warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercises that right within 15 days of receiving written notice. The Company has granted the Subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the Subscription Agreements.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Current Report on Form 8-K, filed on July 20, 2017 and our Current Report on Form 8-K/A, filed on August 14, 2017.

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

You should read the following discussion and analysis of financial condition and results of operations of NeuroOne Medical Technologies Corporation together with our financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Any forward-looking statement made by us in this report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We were originally incorporated in the State of Nevada on August 20, 2009 as Original Source Entertainment, Inc. (“OSE”). OSE was originally formed to license songs to the television and movie industry. From our inception and prior to the acquisition of NeuroOne, Inc. on July 20, 2017 (the “Acquisition”), as described more fully below, our operations have been primarily limited to organizational, start-up, and capital formation activities. Upon completion of the Acquisition, more fully described below, our operations consist of the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by Mayo in five patients for research purposes and has not been tested in any clinical trials. We are based in Eden Prairie, Minnesota.

NeuroOne Medical Technologies Corporation

Form 10-Q

The Acquisition was accounted for as a capital transaction, or reverse recapitalization. As a result, the financial information contained in the Report reflect solely the operations of NeuroOne, Inc. (“NeuroOne”) and its predecessor NeuroOne LLC (the “LLC”).

We had very limited resources prior to our convertible promissory note (the “Convertible Notes”) and warrant financings commencing in November 2016. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities. Our cortical strip, grid electrode and depth electrode technology is still under development, we do not yet have regulatory approval in any jurisdiction to sell any products and, to date, we have not generated any revenue.

We have incurred losses since inception. As of September 30 2017, we had an accumulated deficit of $3,699,438, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. The LLC, prior to the merger with NeuroOne, also incurred losses since its inception and had cumulative losses of $49,930 as of the date of the October 26, 2016 merger. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we obtain marketing authorization to sell our cortical strip, grid electrode and depth electrode technology from applicable regulatory authorities.

Our primary source of cash has been proceeds from the issuances of short-term promissory notes (the “Short-Term Notes”), Convertible Notes and common stock purchase warrants (the “Warrants”). From November 2016 to September 2017, we issued Short-Term Notes (in aggregate principal amount of $253,000) and Warrants resulting in net proceeds of $249,970, and Convertible Notes (in aggregate principal amount of $1,625,120) and Warrants, for aggregate net proceeds of $1,511,510 to fund our operations.

On October 4, 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which we, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (each, a “Note” and collectively, (the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of our common stock.

The initial closing of the Private Placement was consummated on October 4, 2017, and, on that date, we issued Notes (in an aggregate principal amount of $150,000) to the Subscribers. Between November 2, 2017 and November 7, 2017, the Company entered into Subscription Agreements under the Private Placement with additional Subscribers, and issued Notes (in an aggregate principal amount of $215,000) to those Subscribers. We may conduct any number of additional closings so long as the final closing occurs on or before the five-month anniversary of the initial closing date and the amount does not exceed $1,000,000 or a higher amount determined by our Board of Directors.

We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “–Liquidity and Capital Requirements” below.

Acquisition

On July 20, 2017, we entered into a merger agreement with NeuroOne and OSOK Acquisition Company to acquire NeuroOne. The transactions contemplated by the merger agreement were consummated on July 20, 2017 and, pursuant to the terms of the merger agreement, (i) all outstanding NeuroOne Shares were exchanged for Company Shares based on the Exchange Ratio of 17.0103706 Company Shares for every one NeuroOne Share, (ii) all NeuroOne Options were replaced with options (“Company Options”) based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, (iii) all NeuroOne Warrants were replaced with Company Warrants and (iv) we assumed the outstanding Convertible Notes of NeuroOne. Accordingly, we acquired 100% of NeuroOne, Inc. in exchange for the issuance of shares of our common stock and NeuroOne became our wholly-owned subsidiary. Our sole business is the business of NeuroOne. Our management’s discussion and analysis below is based on the financial results of NeuroOne. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of NeuroOne Shares, NeuroOne Options and NeuroOne Warrants for Company Shares, Company Options and Company Warrants, respectively, in the Acquisition, as well as the corresponding exercise price adjustments for such Company Options.

Predecessor NeuroOne, Inc. and NeuroOne LLC

The LLC was formed on December 12, 2013 and operated as a limited liability company until it was merged with and into NeuroOne on October 27, 2016 with NeuroOne as the surviving entity of the merger. NeuroOne was formed on October 7, 2016 under different ownership than the LLC. As a result of the merger, all of the properties, rights, privileges, powers and franchises of the LLC vested in NeuroOne, and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne with the exception of the Company’s license agreement with Wisconsin Alumni Research Foundation (“WARF”) which required WARF’s approval for transfer. The purpose of the merger was to change the jurisdiction of NeuroOne’s incorporation from Minnesota to Delaware, change the ownership of the LLC’s underlying assets, and to convert from a limited liability company to a corporation.

NeuroOne Medical Technologies Corporation

Form 10-Q

NeuroOne and the LLC were not entities under common control. As the LLC did not have an integrated set of activities that contained the required complement of inputs, processes and outputs to be considered a business, the Merger was accounted for as an asset acquisition as prescribed under ASC 805 – Business Combinations. As such, the activities of NeuroOne and the LLC were not combined and are shown separately in the accompanying financial statements included in this Report.

Financial Overview

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless or until we develop, obtain regulatory approval for and commercialize our cortical strip, grid electrode and depth electrode technology. If we fail to complete the development of our cortical strip, grid electrode and depth electrode technology, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may never be able to generate any revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our cortical strip, grid electrode and depth electrode technology, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our cortical strip, grid electrode and depth electrode technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants, and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to significantly increase over the next several years as we develop our cortical strip, grid electrode and depth electrode technology and conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

NeuroOne Medical Technologies Corporation

Form 10-Q

Interest Expense

Interest expense primarily consists of amortized discount costs related to our Short-Term Notes and Convertible Notes and interest costs related to the Convertible Notes we issued between November 2016 and September 2017. The Convertible Notes bear interest at a fixed rate of 8% per annum, compounding annually.

Interest expense also includes the change in the fair value of warrant liability and the premium conversion derivative during the particular period. The change in fair value of the warrant liability and premium conversion derivative results from the marking to market at the end of every reporting period of the fair value related to the warrants and premium conversion derivative to purchase shares of common stock issued in connection with the issuance of the Convertible Notes. The fair value of the warrant liability will fluctuate based on the change in the price of our common stock in the public markets until these warrants are exercised or expire.

Results of Operations

For comparison purposes, the results of operations for NeuroOne for the three and nine month periods ended September 30, 2017 is compared to the operating results for the LLC for the three and nine month periods ended September 30, 2016

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth the results of operations of NeuroOne and the LLC for the three-months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,
	NeuroOne 2017	LLC 2016	Period-to- Period Change

Expenses:
General and administrative	$622,141	$1,941	$620,200
Research and development	271,651	—	271,651
Operating Loss	(893,792)	(1,941)	(891,851)
Other expense:
Interest expense	(515,377)	(3,635)	(511,742)
Net loss and comprehensive loss	$(1,409,169)	$(5,576)	$(1,403,593)

General and administrative expenses

General and administrative expenses were $622,141 for the three months ended September 30, 2017, compared to $1,941 for the three months ended September 30, 2016. The increase was primarily due to an increase in salary-related expenses of $331,539 for additional staffing to support the increased level of commercialization and development activities and legal and accounting expenses of $290,602 primarily related to the Acquisition.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses were $271,651 for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. The increase was primarily due to an increase in salary-related expenses, inclusive of stock-based compensation expense of $ 64,945, and development materials and supplies to support the increased level of development activities.

 Interest expense

Interest expense, for the three months ended September 30, 2017 was $515,377 consisting of interest expense of $32,503, fair market value adjustments of the warrant and derivative liabilities of $21,953, and amortization of debt discount costs of $460,921 related to the Short-Term Notes and Convertible Notes. There were no outstanding Short-Term Notes and Convertible Notes in the prior year. The interest expense in the comparable prior year period related to interest on the Mayo intellectual milestone payments owed.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the results of operations of NeuroOne, and the LLC for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,
	NeuroOne 2017	LLC 2016	Period-to- Period Change

Expenses:
General and administrative	$1,798,131	$6,009	$1,792,122
Research and development	500,408	—	500,408
Operating Loss	(2,298,539)	(6,009)	(2,292,530)
Other expense:
Interest expense	(1,134,529)	(10,698)	(1,123,831)
Net loss and comprehensive loss	$(3,433,068)	$(16,707)	$(3,416,361)

General and administrative expenses

General and administrative expenses were $1,798,131 for the nine months ended September 30, 2017, compared to $6,009 for the nine months ended September 30, 2016. The increase was primarily due to an increase in salary-related expenses of $927,587 for additional staffing, inclusive of stock-based compensation of $2,065, to support the increased level of commercialization and development activities, legal and accounting expenses of $820,544 and investment banker fees of $50,000.

Research and development expenses

Research and development expenses were $500,408 for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2016. The increase was primarily due to an increase in salary-related expenses, inclusive of stock-based compensation of $74,729, and development materials and supplies to support the increased level of development activities.

Interest expense

Interest expense for the nine months ended September 30, 2017 was $1,134,529, consisting of interest expense of $76,359, fair market value adjustments of the warrant and derivative liabilities of $77,505, amortization of debt discount costs of $943,427 and warrant issuance costs of $38,119 related to the Short-Term Notes and Convertible Notes offset by an $881 interest credit adjustment related to Mayo intellectual milestone payments. There were no outstanding Short-Term Notes and Convertible Notes in the prior year. The interest expense in the comparable prior year period related to interest on the Mayo intellectual milestone payments owed.

NeuroOne Medical Technologies Corporation

Form 10-Q

Liquidity and Capital Resources

Capital Resources

As of September 30, 2017, our principal source of liquidity consisted of cash deposits of $70,029. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical testing and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and operate as a public company.

Our primary sources of cash, since inception, have been short-term financing instruments and associated warrants in the amount of $303,000, and proceeds from the issuance of the Convertible Notes and Warrants. From November 2016 to June 2017, we issued Convertible Notes (in aggregate principal amount of $1,625,120) and warrants for aggregate net proceeds of $1,511,510.

The Convertible Notes bear interest at a fixed rate of 8% per annum and require us to repay the principal and accrued and unpaid interest thereon at the earlier of November 21, 2017 or the consummation of the next equity or equity-linked round of financing resulting in more than $3 million in gross proceeds. If such a financing occurs before November 21, 2017, the outstanding principal and accrued and unpaid interest on the Convertible Notes shall automatically convert into the securities issued by us in such financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Convertible Notes divided by $1.80 or (ii) the outstanding principal and accrued interest on the Convertible Notes multiplied by 1.25, divided by the price paid per security in such financing. If a change of control transaction or initial public offering occurs prior to such a financing, the Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the Convertible Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms’ length transaction or (ii) at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets. The Convertible Notes are unsecured. If we fail to complete a qualified equity financing by November 21, 2017, the Convertible Notes will be immediately due and payable on such date. We may seek to amend the Convertible Notes in order to extend the maturity date of the Convertible Notes, however, we may be unable to enter into such amendments.

Each Warrant grants the holder the option to purchase the number of shares issuable upon the conversion of the Note held by such holder. The terms of the Warrants were amended in June 2017 to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. Prior to such amendment, the Warrants were immediately exercisable into common stock and the number of shares were not fixed and determinable at the issuance date. No Warrants were exercised prior to the amendment. The Warrants have been accounted for as a liability at fair value. Following such amendment, the amount of warrant shares to be issued are now fixed to the number of shares of common stock to be received by the holder upon conversion of such holder’s Convertible Note, and to an exercise price equal to the price at which the Convertible Notes convert into common shares. However, the warrants still have price protections that result in the accounting for these Warrants as a liability at fair value.

In connection with the private placement of Convertible Notes and Warrants, we paid the placement agent a cash fee of $113,610 (8% of the gross proceeds received to date from certain Note and Warrant investors) and are obligated to issue to the placement agent a Warrant to purchase shares of common stock (or common stock equivalents) in an amount equal to 8% of the common stock purchased by certain investors in the private placement, which Warrant is expected to have an exercise price of $2.00 per share of Company common stock.

NeuroOne Medical Technologies Corporation

Form 10-Q

The Warrants (other than the placement agent Warrant), after the amendment in June 2017, are exercisable following the conversion of the Convertible Notes and expire on November 21, 2021. The exercise price and number of the shares of our common stock issuable upon exercising the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein. In addition, the exercise price of the Warrants (but not those issued to the placement agent) is subject to reduction of the exercise price if we subsequently issue common stock or equivalents at an effective price less than the current exercise price of such Warrants. The placement agent Warrants will be immediately exercisable and expire five years from the date of issuance. The placement agent Warrant is issuable upon the closing of the Convertible Note and Warrant financing.

We also received cash gross proceeds from short-term financings consisting of an unsecured loan for $50,000 in November 2016 and $253,000 upon issuance of the Short-Term Notes in August 2017. We incurred no fees or interest costs related to the unsecured loan and repaid it in full in February 2017. With regard to the Short-Term Notes, additional warrants in the amount of 126,500 warrant shares will be issuable upon maturity in February 2018, and no additional interest costs or fees are expected to be incurred in connection with the Short-Term Notes.

On October 4, 2017, we entered into the Subscription Agreement and executed a Private Placement agreeing to issue and sell to the Subscribers, 8% convertible promissory notes and warrants to purchase shares of our common stock (2017 Convertible Notes).

The initial closing of the Private Placement was consummated on October 4, 2017, and, on that date, we issued Notes in an aggregate principal amount of $150,000 to the Subscribers. Between November 2, 2017 and November 7, 2017, the Company entered into Subscription Agreements with additional Subscribers, and issued Notes in a principal amount of $215,000 to those Subscribers. We may conduct any number of additional closings so long as the final closing occurs on or before the five-month anniversary of the initial closing date and the amount does not exceed $1,000,000 or a higher amount determined by our Board of Directors.

The placement agent under the Private Placement is also entitled to receive a warrant to purchase common stock in an amount equal to 10 percent of the common stock (common stock equivalents) purchased by the Subscribers. Such warrant, if issued will have an exercise price determined in relation to the pricing of the subsequent financing and will be immediately exercisable once issued.

Funding Requirements and Outlook

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve our cortical strip, grid electrode and depth electrode technology under development and we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

NeuroOne Medical Technologies Corporation

Form 10-Q

Our independent registered public accounting firm included an explanatory paragraph in its report on NeuroOne’s financial statements as of and for the years ended December 31, 2015 and 2016, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations through December 31, 2017.

As of September 30, 2017, the outstanding principal and accrued and unpaid interest on the Convertible Notes totaled $1,705,834 and the outstanding principal on the Short-Term Notes was $253,000. If we fail to complete an equity financing by November 21, 2017, the Convertible Notes will be immediately due and payable on such date and we will not have sufficient cash to pay the principal and accrued and unpaid interest thereon. In addition, the Short-Term Notes mature on February 18, 2018 and we may not have sufficient cash to pay the principal thereon.

We have agreements with WARF and Mayo that require us to make certain milestone and royalty payments.

We have entered into an Exclusive Start-Up Company License Agreement with WARF (the “WARF License”) pursuant to which WARF has granted us an exclusive license, or the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. In exchange for the license, we have agreed to pay WARF a one-time fee of $120,000 (representing a license fee and reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of certain events related to the Company raising a minimum amount of financing, a change of control or our revenue reaching a threshold amount. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we will submit a business plan to WARF by February 1, 2018 and file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate this license in the event that we fail to meet these milestones on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate this license (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030.

In addition, WARF reserves the right to grant non-profit research institutions and government agencies non-exclusive licenses to practice and use the inventions of the licensed patents for non-commercial research purposes, and we grant WARF a non-exclusive, sub licensable, royalty-free right and license for non-commercial research purposes to use improvements to the licensed patents. In the event that we discontinue use or commercialization of the licensed patents or improvements thereon, we must grant WARF an option to obtain a non-exclusive, sub-licensable royalty-bearing license to use the improvements for commercial purposes.

We have entered into a license and development agreement (the “Mayo Development Agreement”) with the Mayo Foundation for Medical Education and Research (“Mayo”) with to license worldwide (i) certain know how for the development and commercialization of products, methods and processes related to flexible circuit thin film technology for the recording of tissue and (ii) the products developed therefrom, and to partner with Mayo to assist the Company in the investigation, research application, development and improvement of such technology. Mayo has agreed to assist us by providing access to certain individuals at Mayo, or the Mayo Principal Investigators, in developing our cortical thin film flexible circuit technology, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure.

Whether or not any such technology, product, method, process, device or delivery system is developed, we agreed, in consideration for Mayo’s efforts under the Mayo Development Agreement, as amended, to pay Mayo a cash payment of approximately $92,000 on the earlier of December 31, 2017 or the date we raise a minimum amount of financing, and on May 25, 2017, prior to the closing of the Acquisition, NeuroOne, Inc. issued Mayo 50,556 shares of NeuroOne, Inc. common stock pursuant to a Subscription Agreement. Finally, we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Mayo may purchase any developed products licensed under the Mayo Development Agreement at the best price offered by us to the end user in the prior year. The Mayo Development Agreement generally will expire in October 2034, unless the Mayo know-how and improvements under the Mayo Development Agreement remain in use, and the Mayo Development Agreement may be terminated by Mayo for cause or under certain circumstances.

NeuroOne Medical Technologies Corporation

Form 10-Q

Because of our past breach of each of the WARF License and the Mayo Development Agreement, WARF and Mayo may be less likely to waive future defaults or breaches or further amend the agreements in the future, to the extent we request any waiver or amendment. For more information, see “Risk Factors—Risks Relating to our Business”— in Part II, Item 1A in this Report. We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business and we depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses throughout fiscal 2017. To continue to fund operations, we will need to secure additional funding and modify terms of some of our existing debt. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to modify terms of some of our existing debt that may come due, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

The development of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	September 30,
	NeuroOne, Inc. 2017	NeuroOne LLC 2016

Net cash used in operating activities	$(1,509,669)	$—
Net cash provided by financing activities	1,057,481	—
Net decrease in cash	$(452,188)	$—

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in operating activities

Net cash used in operating activities was $1,509,669 for the nine months ended September 30, 2017, which consisted of a net loss of $3,433,068 partially offset primarily by non-cash interest, stock-based compensation, discount amortization, warrant issuance costs and revaluation of premium debt conversion derivative on the Convertible Notes totaling $1,234,623 in the aggregate, accrued expenses of $642,099, and prepaid expenses of $46,677.

Net cash used in operating activities was $0 for the nine months ended September 30, 2016. There was limited activity during the nine month period ended September 30, 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $1,057,481 for the nine months ended September 30, 2017, which consisted of $1,107,481 in net proceeds received upon the issuance of the Short-Term Notes, Convertible Notes and Warrants during the nine month period partially offset by the $50,000 repayment of a short-term unsecured loan.

We had no cash provided by financing activities in the nine months ended September 30, 2016.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Report, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

Fair Value of Financial Instruments

We account for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhering to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

NeuroOne Medical Technologies Corporation

Form 10-Q

As of September 30, 2017 and December 31, 2016, the fair values of cash, other assets, accounts payable, accrued expenses and the unsecured loan approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term promissory notes and convertible promissory notes was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivative associated with the convertible promissory notes was based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the nine-month period ended September 30, 2017, or during the year ended December 31, 2016.

Intellectual Property

We entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Milestone payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

We evaluate long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through September 30, 2017, we had not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the short-term promissory notes and convertible promissory notes. Amortization of debt issuance costs is calculated using the straight-line method over the term of the short-term promissory notes and convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the statement of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Warrant Liability

We issued warrants to purchase equity securities in connection with the issuance of the convertible promissory notes. We account for these warrants as a liability at fair value for each reporting period as the number of shares were not fixed and determinable at the issuance date for the warrants associated with the convertible promissory notes. Additionally, issuance costs associated with the warrants are expensed as incurred and reflected as interest expense in the accompanying consolidated statement of operations. We will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability will be recognized as a component of interest expense in the consolidated statement of operations.

NeuroOne Medical Technologies Corporation

Form 10-Q

Premium Debt Conversion Derivative

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. We record the fair value changes of a separated embedded derivative to interest expense at each reporting period. We issued Convertible Notes that contained a 125% conversion premium in the event that a qualified financing occurs at a price under $2.25 per common share. We also issued 2017 Convertible Notes that contained a 125% conversion premium in the event that a qualified financing occurs at a price under $2.8125 per common share. We determined that the redemption feature under the respective notes qualified as an embedded derivative and was separated from its debt host.

Income Taxes

For NeuroOne, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

The LLC operated as a single-member LLC from formation on December 12, 2013 until it was merged into NeuroOne, Inc. on October 27, 2016. As such, it was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was included in the financial statements for the period from January 1, 2016 through October 26, 2016.

Net Loss Per Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. Our stock options, Convertible Notes and warrants are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the stock options and warrants. Diluted earnings with respect to the Convertible Notes utilizing the if-converted method was not applicable during the three and nine month periods ended September 30, 2017 as no conditions required for conversion had occurred during this period. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine month periods ended September 30, 2017.

The LLC was a single-member LLC for which no units were outstanding. Accordingly, earnings per share is not presented for the LLC.

NeuroOne Medical Technologies Corporation

Form 10-Q

Fair Value of Common Stock on Grant Dates

Prior to the Acquisition, we were a private company with no active public market for our common stock. Therefore, we have historically periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We performed these contemporaneous valuations on an as-needed basis. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date.

Common Stock Valuation Methodology

The contemporaneous valuations that we conducted were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the asset, market and income approaches, and various methodologies for allocating the value of an enterprise to its common stock. In determining the fair value of the common stock underlying the stock options granted, our Board of Directors has historically considered, among other things, the most recent estimate of fair value provided by an independent third-party valuation specialist and our assessment of additional objective and subjective factors to determine the common stock fair market value each valuation date. The following factors, among others, were considered:

●	our financial condition and operating results, including our projected results;

●	our stage of development and business strategy;

●	the financial condition and operating results of comparable publicly owned companies;

●	worldwide economic conditions;

●	our recent securities transactions; and

●	the likelihood of a liquidity event such as an initial public offering, a merger or the sale of our company.

There are significant judgments and estimates inherent in the determination of fair value of our common stock, including the contemporaneous valuations. These judgments and estimates include assumptions regarding our future operating performance, and the determination of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per common share could have been significantly different.

In each of our contemporaneous valuations, we generally used the asset and market approaches to derive an estimated enterprise value. The asset approach establishes value based on the cost of reproducing or replacing the property, less economic depreciation due to physical deterioration, and functional or economic obsolescence, if present and measurable. The particular market approach utilizes the option pricing method, or OPM, backsolve method to determine our enterprise value. Under this method, an implied equity value of the company is derived from recent transactions involving the Company’s securities in arms-length transactions. Under the option pricing method, shares are valued by creating a series of hypothetical call options using exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the multiple classes of equity are inferred by analyzing these options and determining the option value attributable to each respective security. We applied a discount to the valuations due to the lack of marketability of the ordinary shares at the time of issuance. We calculated the discount for lack of marketability and applied it as appropriate to each allocation.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2018 for public entities and for all other entities in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. We are currently evaluating the impact of the new guidance on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the requirements of this new guidance and has not yet determined its impact on our financial statements.

NeuroOne Medical Technologies Corporation

Form 10-Q

In July 2017, the FASB issued ASU No. 2017-11 (“ASU 2017-11”), Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in ASU 2017-11 should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018 for public business entities and after December 15, 2019 for all other entities, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of this new guidance and has not yet determined its impact on our financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of September 30, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2017, disclosure controls and procedures were not effective due to the previously identified material weaknesses disclosed in the risk factors within the Current Report on Form 8-K filed on July 20, 2017, described below. The material weaknesses related to ineffective internal controls over the accounting closing and financial reporting process pertaining to certain stock transactions and complicated convertible debt instruments; insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and due to our small size, the Company’s inability to maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording transactions.

We intend to recruit additional professionals with the requisite experience and skillset to address these material weaknesses, as our business conditions warrant. However, we do not currently have adequate cash resources to invest in these additional resources. Accordingly, our remediation plans may be delayed. Although we believe that these corrective steps, when taken, will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Other than the letter received by NeuroOne, Inc. in May 2017 from the former employer of Mark Christianson and Wade Fredrickson claiming, among other things, certain breaches of non-competition obligations and confidentiality and non-disclosure obligations to such prior employer and federal and state law by virtue of such officers’ work for NeuroOne, Inc., we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. See our Current Report on Form 8-K, filed on July 20 (the “Acquisition 8-K”) and our Current Report on Form 8-K, filed on August 14, 2017 for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosures under “Item 3.02 Unregistered Sales of Equity Securities” in our Acquisition 8-K and in our Current Report on Form 8-K, filed on August 23, 2017.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.1	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017).

Exhibit 10.2	Form of Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.3	Form of Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 10.4	First Amendment to Promissory Note issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017).

Exhibit 10.5	Form of Capital Stock Purchase Warrant issued pursuant to Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017).

Exhibit 10.6	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017).

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2017

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

