Form 10-K
period 2017-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2018-04-16
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10006 Liatris Lane, Eden Prairie, MN	55347
(Address of principal executive offices)	(Zip Code)

952-237-7412

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the June 30, 2017 price at which the common equity was last sold was $430,376. No established public trading market for our common stock currently exists.

The number of outstanding shares of the registrant’s common stock as of March 31, 2018 was 7,864,994.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Report”) to “we,” “us,” “the Company” and “our” refer to NeuroOne Medical Technologies Corporation (“NMTC”), together with its subsidiary, NeuroOne, Inc. (“NeuroOne”)

This Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our cortical strip, grid and depth electrode technology;

●	our plans for and our expectations regarding the pre-clinical testing and clinical trials of our cortical strip, grid and depth electrode technology that will be required by the U.S. Food and Drug Administration (the “FDA”), or foreign regulatory bodies;

●	the timing and availability of data from pre-clinical tests or clinical trials;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approval of our cortical strip, grid and depth electrode technology;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under development;

●	the clinical utility of our cortical strip, grid and depth electrode technology under development;

●	our ability to develop our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	estimates of the impact of material weaknesses in the internal control over financial reporting;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our estimates regarding the size of, and future growth in, the market for our technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Report.

PART I

ITEM 1. BUSINESS

Overview

Corporate Overview of NeuroOne Medical Technologies Corporation

We were originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition (as defined below), we completed a series of steps contemplated by a Plan of Conversion pursuant to which we, among other things, changed our name to NeuroOne Medical Technologies Corporation, increased our authorized number of shares of common stock from 45,000,000 to 100,000,000, increased our authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, we acquired NeuroOne (the “Acquisition”). Immediately following the closing of the Acquisition, the business of NeuroOne became our sole focus. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our wholly-owned subsidiary, NeuroOne.

Corporate Overview and History of NeuroOne

NeuroOne was incorporated under the laws of the State of Delaware on October 7, 2016. Its predecessor entity, NeuroOne LLC (the “LLC”), was formed on December 13, 2013 and operated as a limited liability company until it was merged with and into NeuroOne on October 27, 2016 with NeuroOne as the surviving entity (the “Merger”). As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne, except for the license agreement (the “WARF License”) with the Wisconsin Alumni Research Foundation (“WARF”) which was not legally transferred until May 2017. The purposes of the Merger were to: change the jurisdiction of incorporation from Minnesota to Delaware; change the ownership of the LLC’s underlying assets; and convert from a limited liability company to a corporation.

We are a medical technology company focused on the development and commercialization of thin film electrode technology for cEEG and sEEG recording, brain stimulation and ablation solutions for patients suffering from Epilepsy, Parkinson’s Disease, Dystonia, Essential Tremors and other related brain related disorders. Members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Boston Scientific, St. Jude Medical, Stryker Instruments, C.R. Bard, A-Med Systems, Sunshine Heart, Empi, Don-Joy and PMT Corporation.

We are developing our cortical and sheet and depth electrode technology to provide solutions for diagnosis through continuous electroencephalogram (cEEG) recording and stereoelectroencephalography (sEEG) recording and treatment through brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas through drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

Deep brain stimulation, or DBS, therapies involve activating or inhibiting the brain with electricity that can be given directly by electrodes on the surface or implanted deeper in the brain via depth electrodes. Introduced in 1987, this procedure involves implanting a power source referred to as a neurostimulator, which sends electrical impulses through implanted depth electrodes, to specific targets in the brain for the treatment of disorders such as Parkinson’s disease, essential tremor, dystonia, and chronic pain. Alzheimer’s is another indication evaluating the effects of DBS. Unlike ablative technologies, the effects of DBS are reversible.

RF ablation is a procedure that uses radiofrequency under the electrode contacts that is directed to the site of the brain tissue that is targeted for removal. The process involves delivering energy to the contacts, thereby heating them and destroying the brain tissue. The ablation does not remove the tissue. Rather, it is left in place and typically scar tissue forms in the place where the ablation occurs. This procedure is also known as brain lesioning as it causes irreversible lesions.

Our cortical sheet electrode and depth electrode technology has been tested over the years by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester Minnesota, in both pre-clinical models as well as through an IRB approval at Mayo Clinic for clinical research. These pre-clinical tests have demonstrated that the technology is capable of recording, ablation and acute stimulation, although our technology remains in product development for all of the therapeutic modalities. In addition, a great deal of bench top, pre-clinical and clinical testing remains for all therapeutic modalities as well as for the diagnostic technologies for our technology. Once the research and development has been completed, these devices will have to undergo both acute and long term testing to ensure the product’s long term viability. Bench top, electrical, sterility, aging and biocompatibility testing are some of the tests that will have to be conducted. After that, we expect that we will have to conduct a clinical trial for long term stimulation to achieve regulatory approval in any jurisdiction. The size and endpoints of these trials will require additional dialogue with the FDA and other regulatory bodies in any foreign jurisdiction in which we seek to commercialize our technology.

Our Market Opportunity

Epilepsy Market

We expect to initially target the diagnosis and treatment of epilepsy. Epilepsy can be caused by a variety of conditions that affect a person’s brain, some of which are: stroke, brain tumor, traumatic brain injury and central nervous system infections. According to the Centers for Disease Control and Prevention (the “CDC”) and Citizens United for Research in Epilepsy (“CURE”), there are approximately 3,000,000 patients annually suffering with epilepsy in the United States, with an additional 200,000 diagnosed every year. They also estimate that epilepsy costs the United States $15.5 billion per year. We believe the European market is similar. Approximately 720,000 of these patients are not receptive to pharmaceutical treatment and therefore are appropriate for surgical treatment of this disorder. In addition to poor quality of life, epilepsy also is associated with fairly high mortality rates, especially in children. CURE reported that Sudden Unexpected Death in Epilepsy (“SUDEP”) accounts for 34% of all deaths in children. Such deaths have increased by close to 100% from 2005 to 2015 according to the CDC. Despite the large market opportunity, it is estimated that there are only 16,000 craniotomies performed for epilepsy cases each year in the United States with 18,000 performed in Europe.1 These numbers represent an underpenetrated market due to the invasiveness of a full craniotomy required just to perform the diagnostic procedure. After the diagnostic procedure, a second therapeutic procedure is required and at times even a third surgery if the seizures persist. We believe patients are unwilling to proceed due to the long diagnostic times (one-four weeks in the hospital with a craniotomy), infection rates and 50% rate of success in the diagnosis and treatment of the disorder. As detailed above, after the diagnosis is completed, if successful, the patient must undergo an additional procedure to have the affected area of brain tissue removed. The average cost for the diagnostic technology per procedure is $10,000, with ablation devices costing $15,000 and brain stimulation devices costing $25,000 to $30,000. We believe our technology, once developed, will offer an all in one solution with diagnostic and therapeutic capabilities.

1 American Association of Neurological Surgeons (AANS) National Neurosurgical Procedural Statistics 2012.

We believe that many leading neurologists believe that the limits of today’s current technologies are the reason the exact affected area of the brain causing epileptic seizures is not well-determined. We expect our technology under development, which has been developed to date by physicians at WARF and Mayo Clinic, will provide a number of significant advantages over the current technologies, including the following:

●	Our proprietary thin film technology under development has a smaller footprint with many more electrodes.

●	We expect our technology eventually will be able to be implanted using a minimally invasive procedure utilizing a dime sized burr hole versus a full craniotomy required to implant the current technology. Our physician advisors are providing critical support in this endeavor.

●	Limited clinical testing to date by Mayo Clinic suggests that our proprietary thin film technology under development can detect single neuron brain activity. This could allow for more rapid detection of irregular brain activity versus an average of two and a half weeks with the currently available technology, during which time the patient remains hospitalized. In limited clinical testing, doctors at Mayo Clinic have documented pre-seizure activity (micro-seizures) during their clinical research with their patients using this technology.

We expect our technology can ablate through the electrodes as well as perform brain stimulation, allowing for diagnosis and treatment through the same product and in the same procedure.

Parkinson’s Disease

The Parkinson’s Disease Foundation estimates that as many as 1,000,000 patients in the United States live with Parkinson’s disease with an additional 60,000 patients diagnosed per year. Over 10,000,000 patients worldwide are living with Parkinson’s disease. There have not been any drugs introduced that have been effective at treating Parkinson’s disease. The average onset is over 60 years old but some people have been diagnosed as young as 40 years old. Parkinson’s is a disorder of the central nervous system caused by loss of brain cells throughout various regions of the brain. It is attributed to the loss of dopamine production in the brain, a messenger in the brain that allows for movement and coordination. There are no objective tests to diagnose Parkinson’s disease, and misdiagnosis rates are still very high. Doctors look to find two or more signs to make a diagnosis, including balance problems, rigidity and tremors that occur during rest. In 2011, the FDA approved the first imaging device called a DaTscan that can capture images of the dopamine system in the brain. By itself, these scans cannot diagnose Parkinson’s but can help confirm a doctor’s diagnosis. Parkinson’s disease is typically not fatal; however, complications caused by the symptoms of Parkinson’s, such as difficulty swallowing causing food to travel to the lungs resulting in pulmonary issues or falls related to loss of balance, can be fatal.

Today’s primary treatment for Parkinson’s disease involves medications that have not proven to resolve symptoms but rather ease symptoms. Years ago, surgical procedures such as thalamotomy and pallidotomy targeted certain parts of the brain and involved destroying the tissue. More recently, these procedures have been replaced with DBS. A doctor evaluates the patient by reviewing the patient’s symptoms and medications taken and administering detailed memory, thinking and imaging tests to determine if they are appropriate for DBS. According to the Michael J. Fox Parkinson’s Disease Research Foundation website, patients that seem to do best with DBS are those that have had the disease for at least four years and have benefited from taking medications prescribed to control the disease. In addition, DBS seems to help with reducing the issues with motor functions such as tremors, stiffness and slowness but not for balance issues. Doctors are evaluating treatment to other parts of the brain in an effort to address more symptoms to treat walking or balance issues. In addition, research is being conducted to provide stimulation when the symptoms return as opposed to all of the time. We expect our technology under development will improve doctors’ ability to diagnose and treat Parkinson’s assuming our technology has the ability to detect single neuron activity. According to Mayo Clinic, detecting brain activity down to a sub-millimeter scale and detecting “microseizure activity” may allow for detection and thus prevention of a seizure before it occurs.

Essential Tremors

Essential tremors are thought to be due to electrical irregularities in the brain that send abnormal signals to the muscles. It is a progressive condition that worsens over time and is linked to genetic disorders that typically appear over 40 years old. Essential tremors usually occur alone and without any other neurological symptoms or signs. The tremors usually occur when the hands are raised and primarily affect the hands. Muscles in the trunk, face and neck may also experience symptoms. Sometimes misdiagnosed as Parkinson’s disease, essential tremors are an involuntary rhythmic shaking of the hands that is not present at rest. It is apparent during activities such as drinking, writing and eating. Symptoms can worsen due to stress, anxiety, smoking, caffeine, fatigue, etc. Genetics Home Reference estimates that as many as 10,000,000 people in the United States are affected by the disease. Treatments for the disease include medical therapy, weighting the limbs and DBS. Patients need to eliminate any medications they are taking that cause tremors as this can exacerbate the symptoms. For some patients, using wrist weights may ease symptoms allowing the patient to function. Other patients may also use relaxation techniques as stress can increase symptoms. Medical therapy is also used to treat patient’s symptoms. Primidone is typically the first drug prescribed as it has had success in some situations for epilepsy. Botox is also used at times to control head tremors. When these fail, surgery is the next alternative. A surgical procedure used years ago created lesions in the ventral intermediate thalamus and was highly successful with treating essential tremors but is no longer commonly used due to increased risk of developing speech problems. The latest therapy is DBS, which, unlike other therapies, is reversible and programmable, helping to adjust the settings to maximize patient benefit. Similar to Parkinson’s disease, the ability to detect this irregular brain activity before it causes a tremor is highly desirable. We expect our technology will detect brain activity to a single neuron, which we believe would be highly desirable by both physicians diagnosing and treating patients with essential tremors.

Dystonia

Dystonia is a neurological condition recognized as a motion disorder that involves over activity of a variety of different muscles simultaneously that work against each other. It presents itself in a variety of symptoms but typically involves repetitive, patterned and often twisting involuntary muscle contractions resembling tremors. According to the Dystonia Medical Research Foundation, over 300,000 people are affected in the United States and Canada alone. Dystonia is the third most common problem seen in movement disorder clinics. Because it has many different manifestations, it is often misdiagnosed. In addition, similar to Parkinson’s Disease, there are no specific tests that can positively diagnose dystonia. A doctor typically will evaluate patient and family history, potentially do genetic testing, EEG testing, blood and urine tests. There are also many treatment options for patients but depend on the type of dystonia. Botox and certain medications may be helpful or DBS may be used. As was described in previous sections, if our technology under development is able to detect single neuron activity as we expect it will be, our technology could be helpful in preventing or even minimizing these involuntary muscle contractions.

Limitations of Currently Available Therapies

There are a limited number of currently available products for diagnosis and treatment for people with neurological disorders such as epilepsy. Although the currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Lengthy diagnostic times: Patients spend one to four weeks in the hospital waiting to have seizures that will allow doctors to determine where the seizures are occurring.

●	Inability of diagnostic technologies to identify seizure location or micro seizures: Current technology does not have the ability to detect brain activity down to a single neuron, or what has been referred to as micro seizure activity. In addition, the spacing requirements between electrodes increase the potential for missing data that may be critical in the removal of brain tissue causing the irregular activity. Micro seizure activity could be a major predictor of where a future seizure will occur.

●	Need to perform a full craniotomy (invasiveness): Currently available cortical electrode technology is placed through a craniotomy, which requires removing the top part of the cranium and is a very painful and invasive procedure. Procedural times for a craniotomy range from a minimum of four to eight hours. A variety of complications can occur when a full craniotomy is performed, including but not limited to: stroke, bleeding, infection, seizures, swelling of the brain (which may require a second craniotomy), nerve damage, which may cause muscle paralysis or weakness, cerebrospinal fluid (CSF) leak, which may require repair, loss of mental functions and permanent brain damage with associated disabilities. The invasiveness, procedural times and possible surgical complications have limited the growth of surgical treatment of epilepsy.

●	Multiple technologies required for diagnosis and treatment: Currently, a patient undergoes a craniotomy for implantation of diagnostic film technologies. The patient then waits in the hospital for one to four weeks waiting to have seizures that will allow doctors to pinpoint where the seizures are occurring in the brain. After this is complete, a patient has to undergo another lengthy procedure to have the brain tissue removed or undergo permanent implantation of depth electrodes for chronic stimulation. There is a need for an all in one technology that can potentially allow for diagnosis and treatment concurrently and potentially offer real time treatment without the need for surgery.

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all in one product. In comparison to currently available technologies, we are currently developing our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	Reduced time for diagnosis: If we are successful in identifying brain activity more quickly, in offering a minimally invasive procedure and developing an all in one solution, we expect our technology will reduce overall procedural times. While our pre-clinical and clinical experience to date is very limited, our cortical grid technology under development has, in some cases, demonstrated the ability to provide hi fidelity recordings that have allowed physicians to identify the affected brain tissue causing seizures in hours versus weeks. This represents the potential for meaningful cost savings for hospitals and patients and improved quality of life for patients.

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology will be capable of recording at higher fidelity than current technologies, we believe our technology may be able to more precisely determine the brain tissue causing seizures. In the limited clinical tests performed by Mayo Clinic with six patients to date, our technology under development has identified what clinicians refer to as pre-seizure activity (made possible by the ability to detect brain activity down to a single neuron and populations of neurons). We believe our technology under development may be able to improve outcomes compared to using other therapeutic technologies regardless of whether we are able to offer an all in one diagnostic and therapeutic solution.

●	Possibility to implant via minimally invasive procedure with fewer post-procedure complications: We are currently developing an approach to deliver the cortical electrodes, including minimizing the invasiveness of the procedure. We expect that patients who have qualified for this therapy will be more accepting of a minimally-invasive procedure. Such a procedure would potentially reduce the patient’s pain, bleeding and other adverse events associated with a full craniotomy. Our technology is expected to also have fewer wires, also referred to as tails, exiting the patient’s head, which can also reduce the potential for infections. Furthermore, the material we currently use in our cortical electrodes has shown in pre-clinical evaluations to cause less inflammation than current electrode substrates as it appears more compatible with brain tissue. As discussed under “Our Strategy” below, our technology under development, if approved, will be implanted via a full craniotomy until such time, if ever, as we are able to develop our minimally invasive procedure.

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected high fidelity recording capabilities of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby eliminating the need for a second surgical procedure, reducing the likelihood of patient infection and minimizing the diagnostic, procedural and hospital costs. As discussed in under “Our Strategy” below, our initial product offering will offer diagnostic-only capabilities while we advance the development of our all in one approach.

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, deep brain stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in U.S.: In the fourth quarter of 2018, we intend to complete the development, testing and 510(k) device submission to the FDA for our cortical and strip electrodes for temporary (less than 30 day) use with recording, monitoring, and acute stimulation equipment for the recording, monitoring and stimulation of electrical signals on the surface of the brain. Our initial product offering will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. We believe, due to physician feedback, that our technology under development would represent a major improvement over existing devices for the diagnosis of epilepsy. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underpenetrated with the fastest path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is in the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement for centers and physicians, (iii) robust average selling prices, (iv) physician enthusiasm for our technology under development and (v) that we may seek additional intellectual property protection and will be required to seek additional regulatory approvals to commercialize outside the U.S. We expect to hire direct experienced sales representatives to market our technology, if approved, in the U.S.

●	Launch depth electrodes for sEEG recording: Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology will offer advantages to current depth electrode technology and will enable us to offer a therapeutic solution using this technology in the future. As we develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

●	Introduce minimally invasive delivery system for cortical electrodes: Cortical electrodes generally require a craniotomy, which is a very invasive procedure that can cause patient complications. Because of this, many patients have opted to not have epilepsy surgery, instead accepting the consequences and risks associated with epilepsy. We intend to develop a procedure that may include a delivery system placed through a small circular incision in the skull for implantation of the cortical grid and strip electrodes. We believe this will increase patient willingness to accept the surgery and increase market penetration. Until we are able to develop this procedure, if at all, our initial product offering will be placed through traditional surgical means involving a craniotomy and may be less likely to be adopted by physicians and patients due to unwillingness of patients to undergo epilepsy surgery.

●	Utilize these core technologies to develop all in one diagnostic and therapeutic solutions: Patients currently undergo one surgical procedure for diagnosis (either to have a cortical electrode placed via a craniotomy or depth electrodes placed via holes drilled into the skull) and, hopefully after the brain recordings successfully indicate where the affected brain tissue is located, a second procedure or surgery is then required to treat the patient. There is strong physician interest in being able to perform both the diagnostic and therapeutic procedure concurrently. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose), ablate brain tissue and also provide both acute and long term stimulation. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) with human clinical data to PMAs. We will engage the FDA at the proper time to determine the most efficient clinical path.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are planning to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a hi-fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

Our Technology

Epilepsy Mapping and Monitoring

Epileptic seizures occur when the neurons in the brain miscommunicate. This miscommunication typically results in involuntary muscle seizure activities and/or periods of perceptual disconnect where the individual appears frozen. Modern medical science has advanced the treatment of epileptic seizures by mapping the electrical communication activity of neurons and understanding their special orientation in the brain. This mapping is accomplished by access to the cranium (through a craniotomy) and placing conductive contacts on the brain directly. The craniotomy procedure is very invasive, traumatic to the surrounding tissue, results in high patient down time, and increases the risk of infection.

Our Technology

We seek to leverage scale-able technology and produce ultra-thin electrodes that allow for higher density contacts thus increasing the mapping resolution and signal acquisition. We also believe that the electrodes’ unique thinness and flexibility will afford a non-invasive approach to electrode placement to replace a craniotomy with placement and removal utilizing access via a small burr hole in the skull.

Our technology consists of three primary types of cortical electrodes: grid electrodes, strip electrodes and dual-sided electrodes. These electrodes have a patented design that utilizes proprietary processing and materials technology, which we believe will allow the electrodes to have improved features over the current industry standard recording electrodes.

What sets our technology apart from others is the integration of state of the art design leveraging the latest in flexible printed circuit technology. We believe our patented designs will provide the surgeon a higher tactile perspective on electrode placement allowing for ultra-precise neuron recording. We expect the benefits of our electrode designs to include the ability to detect better defined margins between healthy tissue and resect-able tissue, less immune-response from the brain and surrounding tissue, better signal acquisition due to superior conformability of the electrode over the brain, improved flexibility that physicians have been requested, which we expect will enable a minimally invasive approach and the electrodes unique thinness that is unmatched by current products being used.

The Future of Epilepsy Mapping with NeuroOne

We seek to develop superior “scale-able” technology for future product system iterations in higher density contact placement. This will open the doors to other brain related disease recording procedures by providing hi-fidelity, more accurate diagnostic capabilities and also the ability to provide an all in one therapy capable of diagnosis, ablation and/or stimulation. Beyond the brain, we believe our technology under development has applications in other neurological signal recording disease states related to voluntary or involuntary motor neuron abnormalities, understanding sensory neuro behavior (pain), limb prosthetics and degenerative muscle disease.

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our technology under development has not been approved for commercialization by any U.S. or foreign regulatory body, and, prior to receiving such approval, our technology will need to undergo extensive pre-clinical testing and clinical trials. As disclosed in more detail below, our technology has been tested in very limited trials to date, and we have very limited clinical data to support our expectations regarding the performance of our technology, its safety, efficacy and anticipated benefits compared to currently available technology.

In parallel with the development and testing needed to launch our cortical strip and grid electrodes, we intend to expand our product offerings to include less invasive means and all in one solutions, thus providing both patients and physicians better options to treat epilepsy and other brain related disorders. While we expect to make modifications to this initial system, we believe that most of our future product development initiatives will involve unique and transformational next generation technology that should drive further appeal of our products with both physicians and patients.

We are utilizing a number of resources to develop these technologies. We license three critical patents from WARF that are the foundation of the technology we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic and Cleveland Clinic have been responsible for all pre-clinical studies of our technology under development to date. See “—WARF License” and “—The Mayo Foundation for Medical Education and Research License and Development Agreement” below.

Below we have summarized, for each component of our technology under development, the current stage of development, the pre-clinical testing done to date by WARF or Mayo Clinic on such component, if any, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory approval and timing of regulatory submissions:

Technology	Stage of Development and Pre-Clinical Testing to Date	Expected Requirements for Regulatory Approval
Cortical strip and grid electrodes for the diagnosis of epilepsy	Design freeze complete Pre-clinical testing has been conducted on the versions used for clinical research by Mayo Clinic and WARF (described below)

In vitro bench top and pre-clinical (bio compatibility and sterilization) testing expected to be required prior to human use and scheduled to be completed by the end of the second quarter of 2018

There may be continued clinical evaluation of the technology under a pre-existing IRB research protocol approved by Mayo’s institutional review board, which will provide us with additional clinical evidence that may assist with product acceptance and launch

Expect to file for FDA 510(k) clearance in the third quarter of 2018

Planned U.S. commercial launch in late 2018 upon FDA clearance, if received

Depth electrodes for diagnostic purposes	In development Have not been tested in clinical or pre-clinical studies to date, although made of the same material and electrical contacts as our cortical grid and strip electrodes

In vitro bench top, biocompatibility and sterilization tests expected to be required

Design testing determined in the second half of 2017 and expected to be complete in the third quarter of 2018

Expect to file for FDA 510(k) clearance in the first quarter of 2019

Minimally invasive cortical electrode delivery system	In development No clinical testing to date

Future clinical testing requirements for regulatory clearance currently unknown

Currently researching predicate devices and procedures to support position to file with the FDA as a 510(k) submission and to determine required testing

Depth electrode diagnostic and ablation devices	In development No clinical testing to date

Future clinical testing requirements for regulatory clearance/approval currently unknown

The Company is in negotiations with a large medical institution (Cleveland Clinic) to co-develop the project which would help limit the costs

Expect to perform pre-clinical study in 2018 and then confirm 510(k) regulatory pathway with FDA.

No FDA feedback has been sought or received by us to date on the clinical process that may be required for an ablation indication, but we expect regulatory clearance/approval will require a more robust clinical process, which could range from 510(k) clearance with human clinical data to a PMA, depending on proposed indications for use

In-vitro bench top, pre-clinical and safety (animal) studies and FDA-approved human clinical studies will most likely be required

Depth electrode chronic stimulation devices	In development No clinical testing to date

Future clinical testing requirements for regulatory clearance/approval currently unknown

Expect to conduct pre-clinical testing in 2019

No FDA feedback has been sought or received by us to date on the clinical process that will be required for chronic stimulation, but we expect regulatory clearance/approval for chronic stimulation may require a more robust clinical process, which could range from 510(k) clearance with human clinical data to a PMA

In-vitro bench-top, pre-clinical and safety (animal) studies and FDA-approved human clinical studies will most likely be required

Our cortical technology for the diagnosis of epilepsy has been tested by doctors at Mayo Clinic in multiple pre-clinical tests conducted from 2012 to 2017. In pre-clinical models, doctors examined the biological impact on mammalian brains. Polyimide substrate electrodes (NeuroOne technology) were implanted on the pig’s brain for one week alongside standard competitive electrodes. The tissue underneath the two types of electrodes was removed, fixed, stained, and examined for immunological responses. Electrophysiological (brain neuron activity) properties were examined by recordings in pigs and from tissue to be removed in six patients undergoing surgery. Doctors examined the changes in local field potential activity of the brain with thin film electrodes (NeuroOne technology) and then compared to competitive electrodes. Intra-operative brain activity recordings were obtained and evaluated in a pig seizure model and in five human subjects undergoing surgery for drug resistant epilepsy.

The results of a histological (evaluation of brain tissue under a microscope) analysis showed reduced immunological reaction to prolonged polyimide substrate implants (NeuroOne technology) compared to standard silicone substrate competitive clinical electrodes. Electrophysiological recordings showed data obtained from polyimide electrodes showed feasibility of high fidelity multi-scale electrophysiology while also displaying easier deployment of polyimide electrodes (NeuroOne technology) through burr holes utilizing a minimally invasive approach.

Conclusions reached by the physicians at Mayo Clinic are that thin, flexible polyimide electrodes (NeuroOne technology) provide recordings similar to standard clinical electrodes with markedly reduced immunological response. In addition, the flexibility and reduced volume of polyimide electrodes should reduce pain and swelling associated with implantation of the device, and the single wire exiting the skull should reduce infection risk. Combined, these properties suggest that the replacement of current competitive silicone electrodes with polyimide substrate electrodes (NeuroOne technology) for recording brain activity for epilepsy could provide enhanced clinical value with reduced cost, reduced infection risk, and improved patient comfort.

In addition, our cortical implant technology has been tested by researchers at the University of Wisconsin-Madison in multiple pre-clinical studies conducted from 2006 to 2016. These studies, illustrated in a variety of pre-clinical animal models that included mice, rats and primates, have shown that thin film cortical implant technology can reliably record brain activity from different areas of the brain, can be implanted successfully in a minimally invasive fashion, can be safely implanted over long-time periods of up to five years, can electrically provide brain stimulation and tissue ablation, and has increased flexibility versus existing commercially available technology that allows the grids to conform to the brain surface.

Sales and Marketing

Based on the size and maturity of the U.S. market, our initial commercial focus, if our technology is approved for commercialization for the diagnosis of epilepsy in the United States, will be to invest in developing a direct sales force and infrastructure to support the launch of the product in the United States and target what we estimate to be approximately 188 Level 4 epilepsy centers along with their respective epilepsy teams comprised of neurologists, neurosurgeons and technicians in the United States who are clinically active.

In parallel, we have evaluated the opportunity to commercialize our products in select European markets and have concluded that while there is a market for our technology in Europe, the regulatory changes in the European Union will require a lengthy and costly approval pathway. At this time, we will utilize our resources to remain focused on the opportunity in the United States but will reexamine international opportunities at a later time. If our technology is approved for commercialization for the diagnosis of epilepsy in the United States, we will look to educate neurologists, neurosurgeons and primary care physicians on the advantages to existing epilepsy approaches through a variety of targeted marketing tools and social media.

Reimbursement

Coverage in the United States

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. Although CMS and third-party payors have adopted coverage policies for our targeted indications, there is no guarantee this will continue at the same levels or at all in the future. Current Procedural Terminology, or CPT, is a medical code set that is used to report medical, surgical and diagnostic procedures and services to entities such as physicians, health insurance companies and accreditation organizations.

Applicable diagnostic CPT codes for mapping (diagnosing) the brain for diagnostic procedures are as follows:

●	61531 Subdural implantation of strip electrodes through one or more burr or trephine (saw) hole(s) for long-term seizure monitoring;

●	61533 Craniotomy with elevation of bone flap: for subdural implantation of an electrode array, for long term seizure monitoring;

●	61535 Craniotomy with elevation of bone flap; for removal of epidural or subdural electrode array, without excision of cerebral tissue (separate procedure); and

●	61760 Stereotactic implantation of depth electrodes into the cerebrum for long term seizure monitoring.

Regarding ICD-10 codes, the International Classification of Diseases, Tenth Edition (ICD-10) is a clinical cataloging system that went into effect for the U.S. healthcare industry on Oct. 1, 2015, after a series of lengthy delays. Accounting for modern advances in clinical treatment and medical devices, ICD-10 codes offer many more classification options compared to those found in its predecessor, ICD-9. Within the healthcare industry, providers, coders, IT professionals, insurance carriers, government agencies and others use ICD codes to properly note diseases on health records, to track epidemiological trends and to assist in medical reimbursement decisions.

ICD-10 codes for epilepsy are as follows:

●	G40.0 Localization-related (focal) (partial) idiopathic epilepsy and epileptic syndromes with seizures of localized onset;

●	G40.1 Localization-related (focal) (partial) symptomatic epilepsy and epileptic syndromes with simple partial seizures;

●	G40.2 Localization-related (focal) (partial) symptomatic epilepsy and epileptic syndromes with complex partial seizures;

●	G40.3 Generalized idiopathic epilepsy and epileptic syndromes;

●	G40.A Absence epileptic syndrome;

●	G40.4 Other generalized epilepsy and epileptic syndromes;

●	G40.50 Epileptic seizures related to external causes, not intractable;

●	G40.80 Other epilepsy; and

●	G40.82 Epileptic spasms.

We believe that many of the indications we are pursuing with our technologies are currently reimbursed on a widespread basis by Medicare, Medicaid and private insurance companies.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our future dependence on the commercial success of our technologies makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our products and the related insertion and removal procedures, our financial performance may be limited.

Coverage Outside the United States

If we seek to commercialize in countries outside the United States, coverage for epilepsy surgical procedures are available from certain governmental authorities, private health insurance plans, and labor unions. Coverage systems in international markets vary significantly by country and, within some countries, by region. If we seek to commercialize our technology, if approved, outside the United States, coverage approvals must be obtained on a country-by-country, region-by-region or, in some instances, a case-by case basis. Based on our ongoing evaluation, certain countries reimburse more highly than others.

We evaluated international opportunities to market our technology under development. While we believe there is a market for our technology in Europe and other foreign jurisdictions, we have determined not to seek to commercialize in any foreign jurisdictions due to time intensive approval processes, the lack of certainty regarding approval, significant cost and the stringency of the regulatory approval process in Europe in particular, among other factors.

Manufacturing, Supply and Quality Assurance

We currently outsource the supply and manufacture of all components of our prototypes of our technology under development. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. Our third-party manufacturers are recognized in their field for their competency to manufacture the respective portions of our system and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our launch requirements if our technology under development is approved in the future and are able to scale up their capacity relatively quickly with minimal capital investment. We believe that, as we increase our demand in the future, our per unit costs will decrease materially. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

Our suppliers meet the latest ISO 13485 certification, which includes design control requirements. As a medical device developer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We believe that our quality systems and those of our suppliers are robust and achieve high product quality. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies and procedures for our devices.

Research and Development

Our research and development team includes 10 employees and consultants who specialize in thin film technology, many of whom have considerable experience in brain related neurovascular technologies and related conditions. Our research and development team is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders. Our research and development expenses were $0.7 million and zero for the years ended December 31, 2017 and 2016, respectively.

Competition

In the market for Epilepsy diagnosis, our cortical strip, sheet and depth electrode technology will likely compete with Integra Life Science’s Integra Epilepsy Strip, Grid and depth electrodes, which provide a similar function to our diagnostic technologies under development. These products are well established in the marketplace and Integra has greater resources than us, which could allow them to innovate faster. Ad-Tech Medical Instrument Corporation’s Epilepsy/LTM (subdural grid, strip and depth) electrodes, which have become the market leaders for diagnostic mapping in epilepsy, and PMT Corporation’s Cortac Strips and grid electrodes and Depthalon depth electrodes are used for recording brain activity similar to other competitive technologies. These technologies are very different from our thin film strip technology under development, which, if developed as expected and approved, would represent next generation recording technology that can be placed minimally invasively, allow for smaller footprints with increased number of electrodes, different shaped electrodes and much higher fidelity that may be able to detect microseizure activity, which would be helpful in improving clinical rates of eliminating seizure activity in patients. Today’s success rates for seizure free post-operative conditions remain at 50%, which has limited patient’s acceptance to undergo the currently highly invasive surgical procedure. We will also compete against other companies in early stages of development of thin film technologies.

In the neuro-ablation market, we expect to compete with Medtronic’s Visualase® guided-laser ablation technology and Monteris Medical’s NeuroBlate technology, which use MRI guided laser surgical ablation for use to ablate, necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy in medicine and surgery in the discipline of neurosurgery with 1064 nm lasers. Their website claims it is used for ablation in the brain for soft tissue and tumors. We believe there are other laser based systems in development that will compete with these technologies.

In the neurostimulation market, we expect to compete with NeuroPace’s RNS system approved for epilepsy, Medtronic’s Activa system approved for Parkinson’s disease, Boston Scientific Vercise (indicated for Parkinson’s, Dystonia and Essential Tremors), Abbott/St. Jude Medical’s Infinity DBS system (approved for Parkinson’s disease and essential tremors), Liva Nova/Cyberonic’s VNS therapy intended for patient’s suffering with epilepsy. We believe there are additional companies pursuing this high growth space although none are expected to be commercially available in 2018 based on current reports. Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. We expect the key competitive factors affecting the success of our cortical strip and sheet electrodes under development, if successfully developed and approved, are likely to be: hi-fidelity recording that allows for detection of pre-seizure activity, ability to place the devices minimally invasively, deliverability of cortical grid, strip and depth electrode technology, ability to offer grid, strip and depth electrodes in various electrode shapes and sizes, potential reduction in infections and ability to record brain activity both on the surface using cortical grid and strip technology and deeper into the brain using depth electrodes concurrently.

Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

WARF License

We have entered into an Exclusive Start-Up Company License Agreement with WARF, pursuant to which WARF has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. In exchange for the WARF License, we have agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was just met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date that we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount.

The initial $55,000 payment is due on May 3, 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018, and would file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate this license in the event that we fail to meet these milestones on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030.

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

See Item 1A “Risk Factors”— We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License and our past breach thereof.

Mayo Foundation for Medical Education and Research License and Development Agreement

We have entered into the Mayo Development Agreement with Mayo Foundation for Medical Education and Research (“Mayo”) to license worldwide (i) certain know how for the development and commercialization of products, methods and processes related to flexible circuit thin film technology for the recording of tissue and (ii) the products developed therefrom, and to partner with Mayo to assist the Company in the investigation, research application, development and improvement of such technology. Mayo has agreed to assist us by providing access to certain individuals at Mayo, or the Mayo Principal Investigators, in developing our cortical thin film flexible circuit technology, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure.

On May 25, 2017, prior to the closing of the Acquisition, NeuroOne issued Mayo 50,556 shares of common stock of NeuroOne, par value $0.0001 per share (the “NeuroOne Shares”), pursuant to a subscription agreement, which shares were converted into 859,976 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at the closing of the Acquisition.

Whether or not any such technology, product, method, process, device or delivery system is developed, we agreed, in consideration for Mayo’s efforts under the Mayo Development Agreement, to pay Mayo a cash payment of approximately $92,000 on the earlier of September 30, 2017 or the date we raise a minimum amount of financing. We did not make this payment by September 30, 2017 and breached this provision of the Mayo Development Agreement. Mayo granted us an extension of this deadline to December 31, 2017, and we made this payment within such extended deadline.

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

For additional information regarding the Mayo Development Agreement and our past breach thereof, see “Risk Factors—We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.”

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of March 16, 2018, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method and two pending United States provisional patent applications filed by us on March 31, 2017 and October 26, 2017 covering our applications and additional devices used during the diagnostic and therapeutic ablation and stimulation procedures. We also expect to file additional patent applications during 2018. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent or patents are issued on our pending patent application, the resulting patent is projected to expire in 2038.

Our patent application may not result in an issued patent, and any patents that have been issued or may be issued in the future may not protect the commercially important aspects of our technology. Furthermore, the validity and enforceability of our issued patents may be challenged by third parties and our patents could be invalidated or modified by the issuing governmental authority. Third parties may independently develop technology that is not covered by our patents that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States.

The medical device industry in general, and the recording, ablation and neurostimulation sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of electrodes and pulse generators, as well as methods for device placement. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our cortical strip and sheet electrodes infringe one or more claims of their patents. Furthermore, there may be additional patents issued to third parties of which we are presently unaware that may relate to aspects of our technology that such third parties could assert against us and materially and adversely affect our business. In addition, because patent applications can take many years to issue, there may be patent applications that are currently pending and unknown to us, which may later result in issued patents that third parties could assert against us and materially and adversely affect our business.

Any adverse determination in litigations, post grant trial proceedings, including interference proceedings, at the Patent Office relating to intellectual property to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties, and result in the cancellation and/or invalidation of our intellectual property. Furthermore, if a court finds that we have willfully infringed a third party’s intellectual property, we could be required to pay treble damages and/or attorney fees for the prevailing party, in addition to other penalties. Although intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with such arrangements can be substantial and often require ongoing royalty payments. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement; if we are able to redesign our products to avoid infringement, we may not receive FDA approval in a timely manner. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which could have a significant adverse impact on our business.

Trademarks

We have one pending U.S. trademark application for the “NeuroOneTM” trademark. We were issued a notice of allowance from the U.S. Trademark and Patent Office in December 2017 and will provide proof of use to the U.S. Trademark and Patent Office in the near future in order to establish registration of the trademark. The trademark is subject to a 30 day period in which it can be contested by the public. If not contested, the U.S. Trademark and Patent Office will issue the registered trademark for the “NeuroOne” name.

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect such intellectual property and proprietary information by generally requiring our employees, consultants, contractors, scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements upon the commencement of their employment or engagement as the case may be. Our agreements with our employees prohibit them from providing us with any intellectual property or proprietary information of third parties. We also generally require confidentiality agreements or material transfer agreements with third parties that receive or have access to our confidential information, data or other materials. Notwithstanding the foregoing, there can be no assurance that our employees and third parties that have access to our confidential proprietary information will abide by the terms of their agreements. Despite the measures that we take to protect our intellectual property and confidential information, unauthorized third parties may copy aspects of our products or obtain and use our proprietary information.

Government Regulation

Our cortical strip, grid and depth electrodes are a medical device subject to extensive and ongoing regulation by the FDA, the U.S. CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA’s Quality System Regulation, or QSR, contained in 21 CFR Part 820, and the European Commission’s Directive 93/42/EEC concerning medical devices and its amendments.

The FDA characterizes medical devices into one of three classes. Devices that are considered by the FDA to pose lower risk are classified as Class I or II. Class I devices and are subject to controls for labeling, pre-market notification and adherence to the FDA’s QSR. This pertains to manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, and the requirement of compliance with substantially all of the QSR. However, a pre-market approval, or PMA application, is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete. Based on FDA definitions, we believe our diagnostic strip, grid and depth electrode technology will be categorized by the FDA as a Class II device that does not require clinical testing and can be filed as a 510(k), similar to existing competitive technology. The Company expects that indications for treating epilepsy, Parkinson’s and other patients suffering from motor related neurological deficiencies via a permanent implant for chronic treatment will require a PMA process to commercially distribute in the United States. While the 510(k) process is typically shorter than a PMA process, both the 510(k) clearance and PMA processes can be expensive and lengthy.

FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be safe, effective, reliable or accurate to the FDA’s satisfaction;

●	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If an FDA evaluation of a PMA application is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel.

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clintrials.gov.

The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

●	patients do not enroll in clinical trials at the rate expected;

●	patients, sponsor (NeuroOne) or study sites do not comply with trial protocols;

●	patient follow-up is not at the rate expected;

●	patients experience adverse side effects;

●	patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;

●	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

●	third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

●	the sponsor (NeuroOne) or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

●	third-party clinical investigators have significant financial interests related to the sponsor (NeuroOne) or the study that the FDA deems to make the study results unreliable, or the company or investigators fail to disclose such interests;

●	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

International Regulation

International sales of medical devices are subject to local government regulations, which may vary substantially from country to country. The time required to obtain approval in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

The primary regulatory body in Europe is that of the European Union, the European Commission, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of these relevant directives will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our products.

Medical devices in Europe are classified into four primary categories.  They are as follows:

●	Non-invasive devices;

●	Invasive medical devices;

●	Active medical devices; and

●	Special Rules (including contraceptive, disinfectant, and radiological diagnostic medical devices).

 Devices are further segmented into the classes noted below. In Vitro Diagnostic devices have their own classification scheme and while active implantable devices do not follow the same classification system as provided by the Medical Device Directive, they are subject to similar requirements as Class III devices:

●	Class I – Provided non-sterile or do not have a measuring function (low risk);

●	Class I – Provided sterile and/or have a measuring function (low/medium risk);

●	Class IIa (medium risk);

●	Class IIb (medium/high risk); and

●	Class III (high risk).

After a review of our technology, an international regulatory consultant advised us that our strip, grid and depth electrode diagnostic technology is likely a Class III device (since it comes into contact with the central nervous system) which will require a lengthy approval process as a design dossier including clinical data will be required for approval.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

●	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

Also, the FDA may require us to conduct post-market surveillance studies or establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include any of the following sanctions or consequences:

●	warning letters or untitled letters that require corrective action;

●	fines and civil penalties;

●	unanticipated expenditures;

●	delays in approving or refusal to approve future products;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;

●	suspension or withdrawal of FDA clearance or approval;

●	product recall or seizure; interruption of production;

●	operating restrictions;

●	injunctions; and

●	criminal prosecution.

Our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our products in compliance with current good manufacturing practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down such manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

Foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), the country-specific regulations that implement Directive 95/46/EC, and the EU General Data Protection Regulation also govern the processing of personally identifiable data, and may be stricter than U.S. laws.

Fraud and Abuse Laws

In addition to FDA restrictions, there are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Federal Anti-Kickback and Self-Referral Laws

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all its relevant facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, or recommendations related to) federal healthcare covered business, the Anti-Kickback Statute has been implicated and potentially violated.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act (“ACA”). Specifically, as noted above, under the Anti-Kickback Statute, the government must prove the defendant acted “knowingly” to prove a violation occurred. The ACA added a provision to clarify that with respect to violations of the Anti-Kickback Statute, “a person need not have actual knowledge” of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

We plan to provide the initial training to providers and patients necessary for appropriate use of our technology either through our own educators or by contracting with outside educators that have completed an appropriate training course. Outside educators are reimbursed for their services at fair market value.

Noncompliance with the federal Anti-Kickback Statute could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and civil and criminal penalties.

The federal Physician Self-Referral Prohibition, commonly known as the “Stark Law,” prohibits a physician from ordering “designated health services,” including durable medical equipment, for Medicare and Medicaid patients from entities with which the physician (or an immediate family member) has a “financial relationship.” Financial relationships include both compensation arrangements and investment and ownership interests. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. We believe that we have structured our provider arrangements to comply with current Stark Law requirements.

Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider and training arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

There are other federal anti-fraud laws that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA established two federal crimes related to making false statements in relation to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Civil Monetary Penalties Law

In addition to the Anti-Kickback Statute and the False Claims Act, the federal government has the authority to seek civil monetary penalties, or CMPs, assessments, and exclusion against an individual or entity based on a wide variety of prohibited conduct. For example, the Civil Monetary Penalties Law authorizes the imposition of substantial CMPs against an entity that engages in activities including, but not limited to: (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. The government is authorized to seek different amounts of CMPs and assessments based on underlying violation. For false or fraudulent claims, the government may seek a penalty of up to $10,000 for each item or service improperly claimed, and an assessment of up to three times the amount improperly claimed. For kickback violations, the government may seek a penalty of up to $50,000 for each improper act and damages of up to three times the amount of remuneration at issue.

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and a false claims act. We believe that we are in conformance to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Physician Payment Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to the Secretary of Human Health Services financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions.

U.S. Foreign Corrupt Practices Act

The FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees

As of March 16, 2018, we had three employees, all of whom are full-time, and all of whom are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We currently have no leased or owned properties, including office space. To meet our current needs, we intend to lease office space near Eden Prairie, Minnesota.

Corporate Information

Our principal executive offices are located at 10006 Liatris Lane, Eden Prairie, Minnesota, 55347, and our telephone number is 952-237-7412.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties set forth below, as well as in any amendments or updates reflected in subsequent filings with the Securities and Exchange Commission (the “SEC”). In assessing these risks, you should also refer to other information contained in this Report, including our financial statements and related notes.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception and as of December 31, 2017, we had an accumulated deficit of $5.3 million primarily as a result of expenses incurred in connection with our general and administrative expenses associated with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

To implement our business strategy we need to, among other things, successfully complete the development, testing and 510(k) device submission to the FDA for our cortical and strip electrodes for the diagnosis of epilepsy, successfully complete the development, testing and all required steps for regulatory approval of our depth electrodes for sEEG recording in the U.S., develop and introduce a minimally invasive delivery system for our cortical electrodes, develop an all-in-one diagnostic and therapeutic solution, successfully complete the necessary testing and clinical trials required for regulatory approval of our technology for ablation and stimulation therapies, gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy, convince physicians and patients that our technology, if approved, represents an improvement over existing diagnostic or treatment options, hire direct experienced sales representatives to market our technology, if approved, in the United States, evaluate international opportunities and initiate and successfully complete the approval processes in targeted geographies and engage in beneficial partnerships that can leverage our core technology. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operating subsidiary, NeuroOne was incorporated on October 7, 2016, and our predecessor, NeuroOne LLC, had very limited operations. We are an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by Mayo in six patients for research purposes and has not been tested in any clinical trials. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

Since inception, we have not established any revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Company has limited experience in medical device development and may not be able to successfully develop any device or therapy. Our ability to become profitable depends primarily on: our ability to develop our cortical strip, grid electrode and depth electrode technology, our successful completion of all necessary pre-clinical testing and clinical trials on such technology, our ability to obtain approval for such technology and, if approved, successfully commercialize such technology, our ongoing research and development efforts, the timing and cost of clinical trials, our ability to identify personnel with the necessary skill sets or enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution and our ability to obtain and maintain necessary intellectual property rights to such technology. Our limited experience in medical device development may make it more difficult for us to complete these tasks.

Even if we successfully develop and market such technology, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report.

Upon the completion of the audit of our financial statements for the year ended December 31, 2017, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2017 and 2016, noting the existence of substantial doubt about our ability to continue as a going concern. At December 31, 2017, we had $26,467 in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through December 31, 2018. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to modify terms of some of our existing debt that may come due, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our outstanding notes require that we complete qualified financings by certain dates. If we are unable to, such notes become immediately due and payable and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

The notes issued by us and our wholly-owned subsidiary, NeuroOne, provide that if we are unable to complete qualified financings by certain dates such notes will become immediately due and payable.

For a description of our outstanding notes, see “Management’s Discussion And Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources.” As of March 31, 2018, the outstanding principal and accrued and unpaid interest on our outstanding notes is approximately $3,190,000. If we fail to complete a qualified financing pursuant to the terms of the Series 1 Notes or the Series 2 Notes (each as defined within Item 7 herein) by July 31, 2018, the Series 1 and Series 2 Notes will be immediately due and payable on such date. If we fail to complete a qualified financing pursuant to the terms of the Series 3 Notes (as defined within Item 7 herein) by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date. We may not have sufficient cash to pay the principal and accrued and unpaid interest thereon on such dates.

If our outstanding notes become due and payable and we are unable to pay the principal and accrued and unpaid interest thereon, we may be unable to execute our business plan and may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

The continued growth of our business, including the development, regulatory approval and commercialization of our cortical strip, grid electrode and depth electrode technology, will significantly increase our expenses going forward. As a result, we will be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the cost of developing our cortical strip, grid electrode and depth electrode technology;

●	obtaining and maintaining regulatory clearance or approval for our cortical strip, grid electrode and depth electrode technology;

●	the costs associated with commercializing our cortical strip, grid electrode and depth electrode technology;

●	any change in our development priorities;

●	the revenue generated by sales of our cortical strip, grid electrode and depth electrode technology, if approved;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our cortical strip grid electrode and depth electrode technology, if approved;

●	any change in our plans regarding the manner in which we choose to commercialize any approved product in the United States or internationally;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	the costs to develop additional intellectual property;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

As a result of these and other factors, we do not know whether and the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources.

We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise additional capital could compromise our ability to execute on our business plan, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product.

Before obtaining marketing approval from regulatory authorities for the sale of our cortical strip, grid electrode and depth electrode technology under development in the United States or elsewhere, we must complete all pre-clinical testing, clinical trials and other regulatory requirements necessitated by the FDA and foreign regulatory bodies and demonstrate the performance and safety of our technology. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	clinical trials of our cortical strip, grid electrode and depth electrode technology may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

If we are required to conduct additional clinical trials or other testing of our cortical strip, grid electrode and depth electrode technology under development beyond those that we contemplate, if we are unable to successfully complete clinical trials of our cortical strip, grid electrode and depth electrode technology under development or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval at all;

●	be delayed in obtaining marketing approval for our cortical strip, grid electrode and depth electrode technology under development in a jurisdiction;

●	be subject to additional post-marketing testing requirements; or

●	have our cortical strip, grid electrode and depth electrode technology removed from the market after obtaining marketing approval.

Our development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could allow our competitors to bring innovative products to market before we do and impair our ability to successfully commercialize our products.

Changes in the configuration of our cortical strip, grid electrode and depth electrode technology under development may result in additional costs or delay.

As products are developed through pre-clinical testing and clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and configuration, are altered along the way in an effort to optimize processes and results. Any changes we make carry the risk that they will not achieve the intended objectives. Any of these changes could cause our products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered device. Such changes may also require additional testing, regulatory notification or regulatory approval. This could delay completion of pre-clinical testing or clinical trials, increase costs, delay approval of our future products and jeopardize our ability to commence sales and generate revenue.

We have no products that are approved for commercial sale. If we are unable to successfully develop, receive regulatory approval for and commercialize our cortical strip, grid electrode and depth electrode technology under development, or if we experience significant delays in doing so, our business will be harmed.

We have no products that are approved for commercial sale. We initially plan to seek regulatory approval to commercialize our cortical strip, grid electrode and depth electrode technology under development in the United States and we may seek approval to commercialize in select international geographies. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development, regulatory approval and eventual commercialization. The success of any products that we develop will depend on several factors, including:

●	FDA approval of our planned regulatory pathway (or approval of foreign regulatory body if we seek approval in any jurisdiction outside the United States);

●	successful completion of all necessary pre-clinical testing and clinical trials;

●	receipt of timely commercialization approvals from applicable regulatory authorities;

●	our ability to procure and maintain suppliers and manufacturers of the components of our current cortical strip, grid electrode and depth electrode technology and future versions;

●	launching commercial sales of our cortical strip, grid electrode and depth electrode technology, if approved for marketing;

●	market acceptance of our cortical strip, grid electrode and depth electrode technology, if approved, by people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, the medical community and third-party payors;

●	our ability to obtain extensive coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology and implantation procedures;

●	our success in educating healthcare providers and people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders about the benefits, administration and use of our cortical strip, grid electrode and depth electrode technology and future versions;

●	the prevalence and severity of adverse events;

●	the perceived advantages, cost, safety, convenience and accuracy of alternative therapies;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our cortical strip, grid electrode and depth electrode technology and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and

●	maintaining a continued acceptable performance and safety profile of our cortical strip, grid electrode and depth electrode technology following approval.

Whether regulatory approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Our success in clinical trials will not guarantee regulatory approval. The FDA and, if we seek to commercialize in select international geographies, other comparable foreign regulatory authorities may require that we conduct additional pre-clinical testing or clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will grant us approval. If the FDA or other comparable foreign regulatory authorities require additional clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required clinical trials, data or information that we perform and complete or generate.

In cases where we are successful in obtaining regulatory approval to market one or more of our products, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of people we target is not as significant as we estimate or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Approval or clearance in the United States by the FDA or by a regulatory agency in another country does not guarantee approval by the regulatory authorities in other countries or jurisdictions or ensure approval for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. It is possible that no product we develop will ever obtain regulatory approval in the United States or any other jurisdiction, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these approvals in a timely manner or at all, we could experience significant delays or an inability to fully commercialize any product and achieve profitability.

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and foreign regulations. We will also be subject to periodic inspections by the FDA and comparable foreign authorities to determine compliance with regulatory requirements, such as the Quality System Regulation, or QSR, of the FDA, medical device reporting regulations, vigilance in reporting of adverse events and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA or any comparable foreign authority concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend or cancel our marketing authorizations, impose “stop-sale” and “stop-import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product’s design or manufacture may result in restrictions on use, restrictions placed on us or our suppliers, or withdrawal of an existing regulatory clearance. The FDA or comparable foreign authorities may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our Company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

Foreign governmental regulations have become increasingly stringent and more extensive, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and civil or criminal sanctions. In some jurisdictions, such as Germany, a violation of law related to medical devices may also be considered to be a violation of unfair competition law. In such cases, governmental authorities, our competitors and business or consumer associations may file lawsuits to prohibit us from commercializing a product in such jurisdictions. Our competitors may also sue us for damages. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on our business, financial condition and operating results.

Depending on the cost and market opportunity, we may never seek approval to commercialize our cortical strip, grid electrode and depth electrode technology in the European Union. We anticipate the cost to seek approval to commercialize in the European Union will be significantly greater than the cost to seek approval to commercialize in the United States. This is because we believe commercial approval by the corresponding Notified Body in the European Union and the European Economic Area, or EEA, even for diagnostic purposes, will require human clinical trials, which we do not believe will be required for regulatory approval by the FDA in the United States in order to seek approval of the use of our technology for diagnostic purposes.

Our success depends on our ability to continue to develop, commercialize and gain market acceptance for our product under development, our cortical strip, grid electrode and depth electrode technology.

Our current business strategy is highly dependent on developing and commercially launching one product, our cortical strip, grid electrode and depth electrode technology, and achieving and maintaining market acceptance. In order for us to sell cortical strip, grid electrode and depth electrode technology to people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, we must convince them, their caregivers and healthcare providers that cortical strip, grid electrode and depth electrode technology is an attractive alternative to competitive products for neuromodulation cEEG and sEEG recording, ablation, and brain stimulation. Market acceptance and adoption of our cortical strip, grid electrode and depth electrode technology depends on educating people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, as well as their caregivers and healthcare providers, and other perceived benefits of our cortical strip, grid electrode and depth electrode technology as compared to competitive products. We may face challenges convincing physicians, many of whom have extensive experience with competitors’ products and established relationships with other companies, to appreciate the benefits of our cortical strip, grid electrode and depth electrode technology and, in particular, its ability to successfully diagnose and treat epilepsy, Parkinson’s disease, and other brain related disorders in a way that is superior to and differentiated from currently available technology, and adopt it for treatment of their patients.

Achieving and maintaining market acceptance of cortical strip, grid electrode and depth electrode technology could be negatively impacted by many factors, including:

●	the failure of our cortical strip, grid electrode and depth electrode technology to achieve wide acceptance among people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, their caregivers, healthcare providers, third-party payors and key opinion leaders in the community;

●	lack of evidence supporting the performance criteria or other perceived benefits of our cortical strip, grid electrode and depth electrode technology over competitive products or other currently available technology;

●	perceived risks associated with the use of our cortical strip, grid electrode and depth electrode technology or similar products or technologies generally;

●	the introduction of competitive products and the rate of acceptance of those products as compared to our cortical strip, grid electrode and depth electrode technology;

●	adverse results of clinical trials relating to our cortical strip, grid electrode and depth electrode technology or similar competitive products; and

●	loss of regulatory approval for our cortical strip, grid electrode and depth electrode technology, adverse publicity or other adverse events including any product liability lawsuits.

In addition, our cortical strip, grid electrode and depth electrode technology may be perceived by people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, their caregivers or healthcare providers to be more complicated or less effective than current technology, and people may be unwilling to change their current regimens.

Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our cortical strip, grid electrode and depth electrode technology until, if ever, there is sufficient evidence to convince them to alter the treatment methods they typically recommend, such as receiving recommendations from prominent healthcare providers or other key opinion leaders in the community.

If we are not successful in convincing people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders of the benefits of our cortical strip, grid electrode and depth electrode technology, or if we are unable to achieve the support of caregivers and healthcare providers or widespread market acceptance for our cortical strip, grid electrode and depth electrode technology, then our sales potential, strategic objectives and profitability could be negatively impacted, which would adversely affect our business, financial condition and operating results.

We may fail to obtain regulatory approvals to market our products in the United States or in other countries.

Before we can market or sell a new regulated product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a pre-market approval (“PMA”) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Even if we obtain clearance or approval by the FDA, said clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected.

Failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales of our cortical strip, grid electrode and depth electrode technology under development, if approved, in the United States and potentially select international geographies and expect to do so for the next several years. We anticipate a substantial portion of the purchase price of our cortical strip, grid electrode and depth electrode technology will be paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third-party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers’ services. Coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, is critical to new product acceptance. Future sales of our cortical strip, grid electrode and depth electrode technology will be limited unless people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders can rely on third-party payors to pay for all or part of the cost to purchase our cortical strip, grid electrode and depth electrode technology. Access to adequate coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology by third-party payors is essential to the acceptance of our products by people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders.

In the United States, a third-party payor’s decision to provide coverage for our products does not imply that an adequate reimbursement rate will be obtained. Further, one third-party payor’s decision to cover our products does not assure that other payors will also provide coverage for the products or will provide coverage at an adequate reimbursement rate. Healthcare providers may choose not to order a product unless third-party payors pay a substantial portion of the product. Within and outside the United States, reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans. These third-party payors determine whether to provide coverage and reimbursement for specific products and procedures. Coverage determinations and reimbursement levels of both our products and the healthcare provider’s performance of the insertion and removal procedures are critical to the commercial success of our product, and if we are not able to secure positive coverage determinations and reimbursement levels for our products or the insertion and removal procedures, our business would be materially adversely affected.

In addition, there may be significant delays in obtaining reimbursement, and coverage may be more limited than the purposes for which the product is cleared by the FDA or other foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.

Because there is generally no separate reimbursement for medical devices and other supplies used in such procedures, including our cortical strip, grid electrode and depth electrode technology, and because we believe that our cortical strip, grid electrode and depth electrode technology, if approved, would be adequately described by existing DRG and ICD-9 codes for epilepsy surgery, some of our target customers may be unwilling to adopt our cortical strip, grid electrode and depth electrode technology over more established or lower cost therapeutic alternatives already available or subsequently become available. Further, any decline in the amount payors are willing to reimburse our customers for procedures using our cortical strip, grid electrode and depth electrode technology could make it difficult for new customers to adopt our cortical strip, grid electrode and depth electrode technology and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our any product we develop, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

Reimbursement by Medicare is highly regulated and subject to change.

The Medicare program is administered by the Centers for Medicare and Medicaid Services, or CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, and how and where we provide our solutions. Our failure to comply with applicable Medicare rules could result in discontinuing the ability for physicians to receive reimbursement as they will likely utilize our cortical strip, grid electrode and depth electrode technology under the Medicare payment program, civil monetary penalties, and/or criminal penalties, any of which could have a material adverse effect on our business and revenues.

The impact of the Patient Protection and Affordable Care Act remains uncertain.

In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. These factors, in turn, could result in reduced demand for our products, if approved, and increased downward pricing pressure. Because other parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

In addition, some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business but expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our cortical strip, grid electrode and depth electrode technology, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Accordingly, while it is too early to understand and predict the ultimate impact of the ACA on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

If our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, essential tremors and other brain related disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market for the diagnosis and treatment of epilepsy, Parkinson’s disease, essential tremors and other brain related disorders by securing broad market acceptance of our cortical strip, grid electrode and depth electrode technology under development. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. If developed as anticipated, we believe that the primary competitive factors of our cortical strip, grid electrode and depth electrode technology under development will be: product efficacy, reduced infections, ability to record additional brain activity, minimally invasive surgical procedure, ease of use and cost effectiveness. We face significant competition in the United States and internationally, which we believe will intensify. For example, our major competitors (i) in the market for diagnosis are PMT Corporation, Ad-Tec Medical and Integra Lifesciences, (ii) in the market for neuro-ablation are Medtronic and Monteris Medical and (iii) in the market for neurostimulation are Medtronic, Boston Scientific, NeuroPace Biotronik and Abbott. Each of the foregoing competitors has systems approved in the United States and certain foreign jurisdictions and has been established for several years. We face a particular challenge overcoming the long-standing practices by some physicians of using the existing technology of our larger, more established competitors. Physicians may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try and subsequently adopt our product, then our revenue growth will slow or decline.

In addition to these major competitors, we may also face competition from other emerging competitors or smaller companies with active development programs that may emerge in the future.

Many of the companies developing or marketing competing products enjoy several advantages over us, including:

●	more experienced sales forces;

●	greater name recognition;

●	more established sales and marketing programs and distribution networks;

●	earlier regulatory approval in the United States or foreign jurisdictions;

●	long established relationships with physicians and hospitals;

●	significant patent portfolios, including issued U.S. and foreign patents and pending patent applications, as well as the resources to enforce patents against us or any of our third-party suppliers and distributors;

●	the ability to acquire and integrate our competitors and/or their technology;

●	demonstrated ability to develop product enhancements and new product offerings;

●	established history of product reliability, safety and durability;

●	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;

●	greater financial and human resources for product development, sales, and marketing; and

●	greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing approved products.

Our competitors may develop and patent processes or products earlier than us, obtain patents that may apply to us at any time, obtain regulatory clearance or approvals for competing products more rapidly than us or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. Furthermore, the frequent introduction by competitors of products that are, or claim to be, superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of any product we may develop and commercialize. We also face fierce competition in recruiting and retaining qualified sales, scientific, and management personnel, establishing clinical trial sites and enrolling patients in clinical studies. If our competitors are more successful than us in these matters, our business may be harmed.

The size and future growth in the market for our cortical strip, grid electrode and depth electrode technology under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology under development, including the number of people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders who may benefit from and be amenable to using cortical strip, grid electrode and depth electrode technology for diagnosis and treatment, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using current generation technology and our belief is that the incidence of epilepsy, Parkinson’s disease, essential tremors and other brain related disorders in the United States and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for cortical strip, grid electrode and depth electrode technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of brain related disorders, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for cortical strip, grid electrode and depth electrode technology may prove to be incorrect. If the actual number of people with brain related disorders who would benefit from cortical strip, grid electrode and depth electrode technology and the size and future growth in the market for cortical strip, grid electrode and depth electrode technology is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business.

Wisconsin Alumni Research Foundation, or WARF, has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. See “Business — WARF License” for additional information regarding our license agreement with WARF.

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018 and file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate this license in the event that we fail to meet these milestones on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate this license (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain.

Disputes may arise between us and WARF regarding intellectual property subject to this agreement, including with respect to: the scope of rights granted under the WARF License and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of WARF that is not subject to the WARF License; the amount and timing of milestones and royalty payments; the rights of WARF under the license; our right to sublicense; and the ownership of inventions and know-how resulting from the WARF License. For example, if we or any of our sublicenses for any reason contest the validity of any patent licensed under the WARF License, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Any disputes with WARF may prevent or impair our ability to maintain our current licensing arrangement. We depend on the intellectual property licensed from WARF to develop our cortical strip, grid electrode and depth electrode technology. We cannot assure you that we will be able to meet the milestones or commercialize a product under the WARF License by the dates required. In fact, the original license agreement entered into with WARF in 2014 required that we meet certain earlier milestones than set forth above and make certain payments to WARF. We failed to do so and were in default under the original license agreement. Furthermore, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to us at the time of the Merger without the consent of WARF. As a result, in February 2017, we signed an amendment to the WARF License which, among other things, modified and removed certain previous milestones and provided WARF’s consent to such transfer. Because of this past breach, WARF may be less likely to waive future defaults or breaches or further amend the WARF License in the future, to the extent we request any waiver or amendment. See “Note 4—Commitments and Contingencies” to the financial statements included in this Report.

Termination of our license could result in the loss of significant rights and would harm our ability to further develop our cortical strip, grid electrode and depth electrode technology. In addition, WARF reserves the right to grant non-profit research institutions and government agencies non-exclusive licenses to practice and use the inventions of the licensed patents for non-commercial research purposes, and we grant WARF a non-exclusive, sub licensable, royalty-free right and license for non-commercial research purposes to use improvements to the licensed patents. In the event that we discontinue use or commercialization of the licensed patents or improvements thereon, we must grant WARF an option to obtain a non-exclusive, sub-licensable royalty-bearing license to use the improvements for commercial purposes. Such rights, if exercised by WARF, could harm our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology.

We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.

We have entered into the Mayo Development Agreement to (i) exclusively license worldwide certain Mayo improvements for the development and commercialization of products, methods and processes related to flexible circuit technology for the recording and stimulation of tissue and (ii) license, on a non-exclusive basis, worldwide Mayo thin film electrode technology know-how for the development and commercialization of products, methods and processes related to flexible circuit technology for the recording and stimulation of tissue. Mayo has agreed to assist the Company by providing access to the Mayo Principal Investigators in developing a minimally invasive device/delivery system and procedure for a minimally invasive approach for the implantation of any flexible circuit technology developed by the Company, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure. See “Business—Mayo Foundation for Medical Education and Research License and Development Agreement” for additional information regarding our agreement with Mayo.

The Mayo Development Agreement generally will expire in October 2034, unless the Mayo know-how and improvements under the Mayo Development Agreement remain in use, and the Mayo Development Agreement may be terminated by Mayo for cause or under certain circumstances. Mayo and the Company may not be successful in their efforts to develop any product, method, process, device, delivery system or minimally invasive approach by such expiration date or termination, if at all. If no such minimally invasive device or delivery system and procedure for minimally invasive approach is developed, the Company may never receive regulatory approval of its cortical strip, grid electrode and depth electrode technology under development or the market may never accept such technology, if approved.

Disputes may arise between us and Mayo regarding intellectual property subject to the Mayo Development Agreement or other matters, including with respect to: the scope of rights granted under the agreement and other interpretation-related issues; the amount and timing of payments; the rights and obligations of Mayo under the license agreement; and the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Mayo and us.

Any disputes with Mayo may prevent or impair our ability to maintain our current arrangement. We depend on the intellectual property licensed from and development assistance from Mayo to develop our cortical strip, grid electrode and depth electrode technology. We cannot assure you that we will be able to continue to comply with the Mayo Development Agreement. In fact, the original license and development agreement entered into with Mayo in 2014 required that, upon the Merger with the LLC, we make certain payments and issue shares of common stock to Mayo, which we failed to do at such time. We signed the Mayo Development Agreement in May 2017, which, among other things, modified or removed certain provisions of the original agreement, including those we breached. In addition, pursuant to the Mayo Development Agreement signed in May 2017, we agreed to pay Mayo a cash payment of approximately $92,000 on the earlier of September 30, 2017 or the date we raise a minimum amount of financing. We did not make this payment by September 30, 2017 and breached this provision of the Mayo Development Agreement. Mayo granted us an extension of this deadline to December 31, 2017, and we made this payment within such extended deadline. Because of our past breach, Mayo may be less likely to waive future defaults or breaches or further amend the Mayo Development Agreement in the future, to the extent we request any waiver or amendment. Termination of the Mayo Development Agreement could result in the loss of significant rights and would harm our ability to further develop our technology.

We do not have the sales and marketing personnel necessary to sell any products we may develop, if approved for commercialization. Even if we have our cortical strip, grid electrode and depth electrode technology approved for commercial sale, if we are unable to establish a sales and marketing infrastructure, we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States.

We are an early stage development company with limited resources. Even if we had products available for sale, which we currently do not, we have not secured sales and marketing staff at this early stage of operations to sell products. To achieve commercial success in the United States for our cortical strip, grid electrode and depth electrode technology, we will need to establish and expand our sales and marketing infrastructure to drive adoption of our products, which will include a team of educators that will train healthcare providers and people with brain related disorders on the benefits and use of our cortical strip, grid electrode and depth electrode technology. There is significant competition for sales personnel experienced in relevant medical device sales. We expect that we will face significant challenges as we recruit and subsequently grow our sales and marketing infrastructure. If we are unable to attract and retain sufficient, and skilled, sales and marketing representatives, our sales could be adversely affected. If one of our sales or marketing representatives were to depart and be retained by one of our competitors, they could help competitors solicit business from customers, which could further harm our sales. In addition, if our sales and marketing representatives or educators fail to achieve their objectives or if we are not able to recruit and retain a network of educators, we may not be able to successfully train healthcare providers on the use of our cortical strip, grid electrode and depth electrode technology, which could delay new sales and harm our reputation.

As we increase our sales and marketing expenditures with respect to our cortical strip, grid electrode and depth electrode technology under development, if approved, or future versions thereof, we will need to hire, train, retain and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas. Our success will depend largely on the competitive landscape for our products and the ability of our sales personnel to obtain access to healthcare providers and persuade those healthcare providers to recommend our cortical strip, grid electrode and depth electrode technology. Recently hired sales representatives require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will place significant burdens on our management team.

If approved for sale, we anticipate that we will derive nearly all of our U.S. revenue from the sales of our cortical strip, grid electrode and depth electrode technology or future versions thereof. As a result, our financial condition and operating results will be highly dependent on the ability of our sales representatives to adequately promote, market and sell our cortical strip, grid electrode and depth electrode technology and the ability of our educators to train healthcare providers on the use of our cortical strip, grid electrode and depth electrode technology. If we are unable to establish and expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned products, or enhance the strength of our brand, either of which could impair our projected sales growth and have an adverse impact on our business.

We will depend on a limited number of third-party suppliers for the components of our cortical strip, grid electrode and depth electrode technology under development and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We will rely on third-party suppliers to supply and manufacture the components of our cortical strip, grid electrode and depth electrode technology. For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Future increases in sales of our cortical strip and sheet electrode technology, if approved, whether expected or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components and our cortical strip, grid electrode and depth electrode technology in a manner that meets these various requirements.

We will likely use a small number of suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. We may not have long-term supply agreements with our suppliers and, in many cases, we may make our purchases on a purchase order basis. Our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, or product discontinuations. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any supplier to deliver components at the level our business requires could disrupt the manufacturing of our products and, if approved, limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

Furthermore, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy equipment or our inventory of component supplies or finished products, cause substantial delays in development or our operations, result in the loss of key information, and cause us to incur additional expenses. We do not currently have insurance to cover such losses or expenses and, once we obtain such insurance, it may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our or our suppliers’ facilities could harm our business, financial condition and operating results.

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of any supplier to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, and termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could harm our development, approval or commercialization efforts and adversely affect our operating results.

We plan to contract with third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology under development and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results.

We currently rely, and expect to continue to rely, on third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology during development, for clinical testing, as well as for commercial manufacture if our cortical strip, grid electrode and depth electrode technology receives regulatory approval. Therefore, our business strategy depends on our third-party manufacturers’ ability to manufacture our cortical strip, grid electrode and depth electrode technology and future generations thereof in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. To date, we have only had an initial supply of our product manufactured. As a result, we currently have limited data and experience regarding the quality, reliability and timeliness of our third-party manufacturers.

We are subject to numerous risks relating to the manufacturing capabilities of our third-party manufacturers, including:

●	quality or reliability defects;

●	inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

●	failure to increase production to meet demand;

●	inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;

●	difficulty identifying and qualifying alternative manufacturers in a timely manner;

●	inability to manufacture product components cost-effectively;

●	inability to establish agreements with future third-party manufacturers or to do so on acceptable terms; or

●	potential damage to or destruction of our manufacturers’ equipment or facilities.

These risks are likely to be exacerbated by our limited experience with our cortical strip, grid electrode and depth electrode technology and its manufacturing process. As demand for our products increases, our third-party suppliers will need to invest additional resources to purchase components, hire and train employees, and enhance their manufacturing processes. If our manufacturers fail to increase production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, manufacturing any future versions of our cortical strip, grid electrode and depth electrode technology may require the modification of production lines, the identification of new manufacturers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make any future versions of our cortical strip, grid electrode and depth electrode technology commercially viable.

If we or our third-party suppliers or manufacturers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.

We and our third-party suppliers are required to comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers or manufacturers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us. Any of the foregoing actions could impair our reputation, business, financial condition and operating results.

Various factors outside our direct control may adversely affect manufacturing, sterilization and distribution of our products.

The manufacture, sterilization and distribution of our products is challenging. Changes that our suppliers may make outside the purview of our direct control can have an impact on our processes, quality of our products and the successful delivery of products to our customers. Necessary materials for our product under development may not be available from our third-party suppliers in a timely fashion or at all. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

●	failure to complete sterilization on time or in compliance with the required regulatory standards;

●	transportation and import and export risk;

●	delays in analytical results or failure of analytical techniques that we will depend on for quality control and release of products;

●	natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturers or suppliers; and

●	latent defects that may become apparent after products have been released and that may result in a recall of such products.

If any of these risks were to materialize, our ability to develop products, conduct clinical trials or provide our products to customers on a timely basis, if approved, would be adversely impacted.

Potential complications from our cortical strip, grid electrode and depth electrode technology may come to light or may not be revealed by our clinical experience.

Based on our industry experience and the experience of the physicians that use products similar to our cortical strip, grid electrode and depth electrode technology, complications from use of our cortical strip, grid electrode and depth electrode technology may include post-operative hemorrhage, infection, brain inflammation, brain tissue necrosis, inability to accurately localize the epileptogenic focus (the area of the cerebral cortex responsible for causing epileptic seizures), neurologic deficit (abnormal function of a body area due to weaker function of the brain, spinal cord, muscles or nerves, such as abnormal reflexes, inability to speak and decreased sensation) and extra axial fluid collections (fluid that occurs in the brain after surgery). If these or unanticipated complications or side-effects result from the use of our cortical strip, grid electrode and depth electrode technology, our product development may be delayed, we may not be able to obtain regulatory approval for any product, we could be subject to liability and, even if approved, our technology would not be widely adopted. Additionally, we have no clinical experience with use of our cortical strip, grid electrode and depth electrode technology. We cannot assure you that use, even for a limited time, would not result in unanticipated complications, even after the device is removed.

Undetected errors or defects in our cortical strip, grid electrode and depth electrode technology under development or future versions thereof could harm our reputation, decrease the market acceptance of our cortical strip, grid electrode and depth electrode technology or expose us to product liability claims.

Our cortical strip, grid electrode and depth electrode technology may contain undetected errors or defects. Disruptions or other performance problems with our cortical strip, grid electrode and depth electrode technology may delay development, prevent regulatory approval or harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our cortical strip and sheet electrode technology or future versions thereof. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our cortical strip, grid electrode and depth electrode technology could harm our business and operating results. This risk exists even if a device is cleared or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our cortical strip, grid electrode and depth electrode technology or future versions thereof could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits.

The sale and use of our cortical strip, grid electrode and depth electrode technology or future versions thereof could lead to the filing of product liability claims if someone were to allege that our cortical strip, grid electrode and depth electrode technology or one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	litigation;

●	distraction of management’s attention from our primary business;

●	the inability to commercialize our cortical strip, grid electrode and depth electrode technology;

●	decreased demand;

●	damage to our business reputation;

●	product recalls or withdrawals from the market;

●	withdrawal of clinical trial participants;

●	substantial monetary awards to patients or other claimants; or

●	loss of revenue.

Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, delay our product development efforts, place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation, increase our product liability insurance rates, once we obtain such insurance, or prevent us from securing such insurance coverage in the future and adversely affect our ability to attract and retain customers, if approved, any of which could harm our business, financial condition and operating results.

We do not currently maintain any product liability insurance and do not anticipate obtaining product liability insurance until we commence clinical trials. Once we obtain such insurance, we cannot assure you that such insurance would adequately protect our assets from the financial impact of defending a product liability claim. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage would negatively impact our business, financial condition and operating results. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage product development tasks, research and development data and accounting and financial functions. We expect in the future we will rely on our information technology systems for inventory management and technical support functions, if and once implemented. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our data management application and a variety of our software systems are hosted by third-party service providers whose security and information technology systems are subject to similar risks, which could be subject to computer viruses or hacker attacks or other failures. If our or our third-party service provider’s security systems are breached or fail, unauthorized persons may be able to obtain access to sensitive data.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the failure of our or our service providers’ information technology systems or our transmitter’s software to perform as we anticipate or our failure to effectively implement new information technology systems could disrupt our entire operation or adversely affect our products and could delay our product development, clinical trial or commercialization efforts, result in increased overhead costs and damage our reputation, all of which could negatively affect our business, financial condition and operating results.

We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance, no business liability or disruption insurance and no criminal insurance. Any unanticipated events or expenses may result in our incurring substantial costs and the diversion of our resources and hurt our business substantially.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the acquired products or technologies;

●	issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we have limited or no experience;

●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and

●	unanticipated or undisclosed liabilities of any target.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of David Rosa, Mark Christianson and Thomas Bachinski, as well as our scientific and physician advisory board members. Although we have an employment agreement with David Rosa, he (and each of our other key employees) may terminate his employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel, many of which have greater financial and other resources dedicated to attracting and retaining personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Prolonged negative economic conditions could adversely affect us, our customers and third-party partners, manufactures or suppliers, if any, which could harm our financial condition.

We are subject to the risks arising from adverse changes in general economic and market conditions. Uncertainty about future economic conditions could negatively impact our existing and potential customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, and cause delays or other problems with key suppliers.

Healthcare spending in Europe and the United States has been, and is expected to continue to be, under significant pressure and there are many initiatives to reduce healthcare costs. As a result, we believe that some insurers are scrutinizing insurance claims more rigorously and delaying or denying coverage and reimbursement more often. Because the sale, if approved, of our cortical strip, grid electrode and depth electrode technology under development will generally depend on the availability of third-party coverage and reimbursement, any delay or decline in coverage and reimbursement will adversely affect our sales.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. Our patent estate consists of three issued United States patents licensed from WARF relating to a neural probe array and thin-film micro electrode array and method, and two pending U.S. provisional patent applications filed by us relating to a wide variety of concepts, ranging from accessories for brain surgery to ablation and stimulation concepts for both cortical and depth electrodes. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent is issued on our pending patent application, the resulting patent is projected to expire in 2038. We continue to review new technological developments in order to make decisions about what additional filings would be the most appropriate for us. We also plan to seek patent protection for our proprietary technology in select countries internationally. We also have one pending U.S. trademark application and one pending foreign trademark application, as well as one foreign trademark registration. We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents licensed from WARF as well as our pending U.S. patent application relate to our cortical and depth electrode technologies and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any patent application will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. For example, we have one pending application in the United States for the “NeuroOne” trademark. We cannot assure you that our trademark applications will be approved in a timely manner or at all. Third parties also may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

We also rely on trade secrets, know-how and technology, which are not protectable by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees and consultants regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult and time-consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and operating results.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our cortical strip, grid electrode and depth electrode technology. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of brain-related disorders. Additionally, we believe the quality and reliability of our product is critical to building physician support in the United States, and any negative publicity regarding the quality or reliability of our cortical strip, grid electrode and depth electrode technology could significantly damage our reputation in the market. Further, given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our cortical strip, grid electrode and depth electrode technology may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, stop our development and commercialization measures or require us to pay damages.

Our success will depend in part on not infringing the patents or violating the other proprietary rights of third-parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.

In the future, we could receive communications from various industry participants alleging our infringement of their intellectual property rights. Any potential intellectual property litigation could force us to do one or more of the following:

●	stop selling our products or using technology that contains the allegedly infringing intellectual property;

●	incur significant legal expenses;

●	pay substantial damages to the party whose intellectual property rights we are allegedly infringing;

●	redesign those products that contain the allegedly infringing intellectual property; or

●	attempt to obtain a license to the relevant intellectual property from third-parties, which may not be available on reasonable terms or at all, and if available, may be non-exclusive, thereby giving our competitors access to the same technology.

Patent litigation can involve complex factual and legal questions, and its outcome is uncertain. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Further, as the number of participants in the neurostimulation market increases, the possibility of intellectual property infringement claims against us increases.

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Some of our current or future employees may have previously been employed at other medical device companies, including those that are our direct competitors or could potentially be our direct competitors. We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we may in the future be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims.

In May 2017, NeuroOne, Inc. (“NeuroOne”) received a letter from PMT Corp. (“PMT”), the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that NeuroOne is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who is no longer with NeuroOne), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding NMTC, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against NMTC and NeuroOne, PMT alleges that NMTC and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest. NMTC, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

We have no insurance coverage to protect against any losses we may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of him would be detrimental to our operations and prospects.

Even if we successfully defend against these claims, litigation could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional employees. A loss of key personnel or their work product could hamper or prevent our ability to develop or commercialize our cortical strip, grid electrode and depth electrode technology or future versions thereof, which could have an adverse effect on our business, financial condition and operating results.

We are subject to the patent laws of countries other than the United States, which may not offer the same level of patent protection and whose rules could seriously affect how we draft, file, prosecute and maintain patents, trademarks and patent and trademark applications.

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

We cannot be certain that the patent or trademark offices of countries outside the United States will not implement new rules that increase costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications or that any such new rules will not restrict our ability to file for patent protection. For example, we may elect not to seek patent protection in some jurisdictions in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make devices that are the same as or similar to our cortical strip, grid electrode and depth electrode technology but that are not covered by the claims of the patents that we own;

●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

●	we might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	we might enforce our patent rights or defend a challenge to our issued patents or pending application, putting the patents and patent applications at risk of being invalidated or interpreted narrowly;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

●	we may not develop additional proprietary technologies that are patentable.

Risks Related to our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States and the European Commission and corresponding Notified Body in the European Union and the EEA. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

●	product design and development;

●	pre-clinical studies and clinical trials;

●	product safety;

●	establishment registration and product listing;

●	labeling, content and language of instructions for use and storage;

●	marketing, manufacturing, sales and distribution;

●	pre-market clearance or approval;

●	servicing and post-market surveillance;

●	record-keeping procedures;

●	product import and export;

●	advertising and promotion; and

●	recalls and field safety corrective actions.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenues.

Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the regulatory agency or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by such regulatory agencies. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and operating results.

The FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our cortical strip, grid electrode and depth electrode technology under development and future versions thereof.

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidances, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. A legally marketed device is defined by statute to mean a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available, similar device that was cleared through the 510(k) process. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements in the form of a premarket approval, or PMA.

A Class III device includes devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to a device that has a new intended use or utilizes advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by general and special controls. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed.

We believe our cortical strip, grid electrode and depth electrode technology under development will be a Class II medical device. The FDA has not made any determination about whether our specific technology is a Class II medical device. While such a determination is not necessary in order for us to list a device with the FDA and bring that device to the U.S. market, we may decide to get clarification from the FDA prior to introducing a product into the market. From time to time, the FDA may disagree with the classification and require us to apply for approval as a Class III medical device. In the event that the FDA determines that our technology should be classified as Class III, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific change in the classification. Reclassification of our technology as Class III could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

If the FDA requires us to go through more costly, lengthy and uncertain PMA process for our cortical strip, grid electrode and depth electrode technology, future products or modifications to existing products than we had expected, we may be less likely to receive approval for our cortical strip, grid electrode and depth electrode technology or such approval may take longer and be more costly.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate that our products are safe and effective for their intended users;

●	the data from our clinical trials may be insufficient to support clearance or approval; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

When FDA approval of a device requires human clinical trials, and if the device presents a “significant risk” to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board, or IRB, overseeing the investigation at each clinical trial site is required. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. The FDA or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. We believe that we will need to complete human clinical trials and submit an application for an IDE in order to seek approval to use of our cortical strip, grid electrode and depth electrode technology for stimulation and ablation but not for diagnostic purposes. Because any IDE, if required, must be cleared by the FDA prior to the start of a clinical investigation, this requirement may delay our product development or clinical trial efforts. Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: compliance with the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk of health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur. Manufacturers are also required to register and list their devices with the FDA, based on which the FDA will conduct inspections to ensure continued compliance with applicable regulatory requirements.

The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters; fines; injunctions; consent decrees; civil penalties; repairs, replacements or refunds; recalls, corrections or seizures of products; total or partial suspension of production; the FDA’s refusal to grant future premarket clearances or approvals; withdrawals or suspensions of current product applications; and criminal prosecution. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some people with brain related disorders from using our products and adversely affect our reputation and the perceived accuracy and safety of our products. If any of these events were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

International sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. In addition, the FDA must be notified of, or approve the export to certain countries of devices that require a PMA, and are not yet approved in the United States.

A recall of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Our third-party suppliers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our third-party distributors, if any, could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner.

Further, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

We will be subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption and anti-money-laundering laws, as well as export control laws, customs laws, sanctions laws and other laws governing our future global operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our future global operations will expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

We will implement and maintain policies and procedures designed to ensure compliance by us, and our directors, officers, employees, representatives, third-party distributors, if any, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anticorruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures will be sufficient or that directors, officers, employees, representatives, third-party distributors, if any, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are subject to additional federal, state and foreign laws and regulations relating to our healthcare business; our failure to comply with those laws could have an adverse impact on our business.

Although we will not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from government health insurance programs or other third-party payors for our cortical strip, grid electrode and depth electrode technology, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

●	HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

●	federal “sunshine” requirements imposed by the ACA on device manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA; and

●	foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), and the country-specific regulations that implement Directive 95/46/EC, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

The risk of our being found in violation of these laws and regulations is increased by the fact that the scope and enforcement of these laws is uncertain, many of them have not been fully interpreted by the regulatory authorities or the courts, their provisions are open to a variety of interpretations, or they vary country by country. We are unable to predict what additional federal, state or foreign legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal, state or foreign governments may (i) impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us or (ii) challenge our current or future activities under these laws. Any of these challenges could impact our reputation, business, financial condition and operating results.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement of profits, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, would be costly and time-consuming.

For example, to enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation with law enforcement or other regulatory agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products, if approved, off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although we intend to train our marketing and direct sales force to not promote our products for uses outside of their cleared uses and our policy will be to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Further, if we seek commercial approval in Europe, the advertising and promotion of our products is subject to the laws of EEA Member States implementing Directive 93/42/EEC concerning medical devices, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. A new Medical Device Regulation (2017/745) that replaced Directive 93/42/EEC was published in 2017, with a three year implementation period, which will impose significant additional premarket and post-market certification requirements on medical devices marketed in the EU. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national codes of conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare providers harming our business, operating results and financial condition.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our products.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. This legislation and regulation may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for our products would harm our business, financial condition and operating results.

While one often stated goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the ACA was enacted in March 2010. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the ACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

●	implements payment system reforms including value-based payment programs, increased funding for comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments); and

●	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

At this time, we cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they, or the ACA, may have on our business and operations, and any of these impacts may be adverse on our operating results and financial condition. Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.

The ACA imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Due to subsequent legislative amendments, the excise tax has been suspended from January 1, 2016 to December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020. We do not believe that our cortical strip, grid electrode and depth electrode technology under development is currently subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service, or IRS, and the IRS may disagree with our analysis. In addition, future products that we manufacture, produce or import may be subject to this tax. The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. While the new federal tax law did not extend the moratorium on the medical device excise tax, the reinstatement of which could negatively impact our operating results as we begin full commercialization of our platforms in the United States, the moratorium was subsequently extended until 2020. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our Common Stock is likewise uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in our Common Stock. The decrease in the corporate tax rate will result in changes in the valuation of our deferred tax assets and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in the application or interpretation of the Tax Act, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

Risks Related to our Common Stock

An active and visible public trading market for our Common Stock may not develop.

We do not currently have an active or visible trading market. We cannot predict whether an active market for our Common Stock will ever develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Trading of our Common Stock may be extremely sporadic;

●	Market visibility for shares of our Common Stock may be limited; and

●	A lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock.

Our Common Stock is quoted over-the-counter on a market operated by OTC Markets Group, Inc. These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT. No assurances can be given that our Common Stock, even if quoted on such markets, will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE MKT. In this event, there would be a highly illiquid market for our Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all. Moreover, there is a risk that our Common Stock could be delisted from its current tier of the OTC Market, in which case our stock may be quoted on markets even more illiquid.

The price of our Common Stock might fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our Common Stock may prevent you from being able to sell your shares of our Common Stock at or above the price you paid for your shares. The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our progress toward developing our cortical strip and sheet electrode technology;

●	the commencement, enrollment and results of our future clinical trials;

●	adverse results from, delays in or termination of our clinical trials;

●	adverse regulatory decisions, including failure to receive regulatory approval;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts, if any;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	adverse publicity about our products or industry in general;

●	overall performance of the equity markets;

●	introduction of products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our Common Stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our Common Stock to fluctuate substantially, which may negatively affect the liquidity of our Common Stock. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

Concentration of ownership of our Common Stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 31, 2018, our executive officers, directors and current beneficial owners of 5% or more of our Common Stock and their respective affiliates, in the aggregate, beneficially own approximately 82.3% of our outstanding Common Stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our Company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

Our management has identified certain internal control deficiencies, which management believes constitute material weaknesses. Our failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Prior to the Acquisition, NeuroOne was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company required to file reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules. We will remain a “smaller reporting company” as long as our public float remains less than $75 million as of the last business day of our most recently-completed second fiscal quarter.

During the 2017 and 2016 audits, it was determined that our internal control over financial reporting is not effective. Such shortcoming could have an adverse effect on our business and financial results. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017 concluded that our controls were not effective, due to material weaknesses resulting from an ineffective overall control environment. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions and segregation of duties.

Management believes there is a reasonable possibility that these control deficiencies, if uncorrected, could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses. Subject to limitations on liquidity, the Company is planning to take steps to remediate these material weaknesses.

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our Common Stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our future reporting obligations.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our Common Stock.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of Common Stock might be materially and adversely affected.

In addition, we have outstanding options to purchase an aggregate of 365,716 shares of Common Stock at a weighted average exercise price of $0.035 per share and notes and warrants convertible into or exercisable for shares of our Common Stock. As of March 31, 2018, the principal and accrued and unpaid interest on our outstanding convertible promissory notes is approximately $3,190,000. For a description of our outstanding convertible promissory notes and warrants and information about the number of shares of common stock for which they are convertible or exercisable, see “Management's Discussion And Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources”. To the extent these outstanding options or warrants are exercised or the convertible promissory notes are converted, there will be further dilution to holders of our Common Stock.

Anti-takeover provisions in the Company’s certificate of incorporation and bylaws may prevent or frustrate attempts by stockholders to change the Board or current management and could make a third-party acquisition of the Company difficult.

The Company’s certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our certificate of incorporation permits the Board without stockholder approval to issue up to 10,000,000 shares of preferred stock and to fix the designation, power, preferences, and rights of those shares. Furthermore, our Board has the ability to increase the size of the Board and fill the newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Common Stock.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We will remain a “smaller reporting company” as long as our public float remains less than $75 million as of the last business day of our most recently-completed second fiscal quarter. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Our Common Stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our Common Stock and may affect the ability of investors to sell their shares, until our Common Stock no longer is considered a penny stock.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ and The New York Stock Exchange. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our Common Stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we expect to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our Common Stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board or as members of senior management.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline significantly.

Certain shares of our outstanding Common Stock are freely tradable without restriction by stockholders who are not our affiliates. We issued an aggregate of 6,291,994 shares of our Common Stock to the former NeuroOne stockholders pursuant to an exemption from the registration requirements of the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. These restricted securities may be publicly resold under Rule 144 beginning one year following the date of the filing of our Current Report on Form 8-K filed with the SEC on July 20, 2017.

Furthermore, shares issued pursuant to awards under our equity incentive plans and registered under a registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our Common Stock, and such lack of coverage may adversely affect the market price of our Common Stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Risks Related to the Acquisition

We may be subject to unknown risks as a result of our completed acquisition by Original Source Entertainment, Inc.

Original Source Entertainment, Inc., which was renamed NeuroOne Medical Technologies Corporation in connection with the Acquisition, was formed to license songs to the television and movie industry and has generated very little revenues. Prior to the Acquisition, its operations have been primarily limited to organizational, start-up, and capital formation activities, with no employees other than the former officers. On February 5, 2014, the board of directors of Original Source Entertainment, Inc. authorized the spin-off of Original Source Music, Inc., a wholly-owned subsidiary which then held all of our operations and assets, to our stockholders of record as of February 25, 2014. Under the terms of the spin-off, the common stock, par value $0.001 per share, of Original Source Music, Inc. was distributed on a pro-rata basis to each holder of our Common Stock on the February 25, 2014 record date without any consideration or action on the part of such holders, and the holders of our Common Stock as of the February 25, 2014 record date became owners of 100% of the common stock of Original Source Music, Inc. The spin-off of Original Source Music, Inc. was effective as of May 13, 2016, due to the satisfactory resolution of all comments from the SEC to the Registration Statement on Form 10 of Original Source Music, Inc. and the Form 10’s effectiveness. Therefore, upon the spinoff of Original Source Music, which held all of our operations and assets at the time, on May 13, 2016, Original Source Entertainment, Inc. ceased having a specific business plan and purpose.

In connection with the Acquisition, the liabilities existing in Original Source Entertainment, Inc. at the time of the Acquisition were cancelled or paid by a related party, as required by the Merger Agreement with NeuroOne and OSOK Acquisition Company (the “Merger Agreement”). Despite this requirement and the representations and warranties of Original Source Entertainment, Inc. in the Merger Agreement, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of Original Source Entertainment, Inc. that may become material liabilities we are subject to in the future. If we are subject to material liability as a result of the conduct of Original Source Entertainment, Inc., we may have limited recourse for such liabilities, which could have a material impact on our business and stock price.

Because we were engaged in a transaction that can be generally characterized as a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we were engaged in a transaction that can be generally characterized as a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently have no leased or owned properties, including office space. To meet our current needs, we intend to lease office space near Eden Prairie, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that NeuroOne is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who is no longer with NeuroOne), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding NMTC, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against NMTC and NeuroOne, PMT alleges that NMTC and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest. NMTC, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

We have no insurance coverage to protect against any losses we may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of him would be detrimental to our operations and prospects.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is not traded on any exchange. Our Common Stock has been quoted on the OTC Market (“OTCQB”) administered by the Financial Industry Regulatory Authority under the symbol “NMTC” since December 19, 2017. Prior to that date, our Common Stock had been quoted on the OTC Pink Sheets since November 2012, under the symbol “NMTC” since August 4, 2017 and under the symbol “OSOK” prior to that time. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table presents the range of high and low closing bid information for our common equity for each full quarterly period within the two most recent fiscal years, as quoted by the OTC.

There is no established public trading market for our Common Stock and there was no trading market for our Common Stock since inception through August 1, 2017. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to August 1, 2017, only one market maker was quoting the bid price information for our Common Stock and only one bid price was available.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$4.15	$1.50
Fourth Quarter	$3.50	$2.02

Fiscal Year Ended December 31, 2016
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Stockholders

On March 31, 2018, there were 49 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Action Stock Transfer Corporation.

Dividend Policy

We have never declared or paid any dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of the Board, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Equity Securities

All sales of unregistered equity securities have previously been disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations of NeuroOne Medical Technologies Corporation together with our financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References in this discussion to “series” or “notes” refer to all of our outstanding notes as of the relevant date of the item being discussed. References in this discussion to “convertible promissory notes” refer to all of our outstanding convertible promissory notes as of the relevant date of the item being discussed.

Overview

We were originally incorporated in the State of Nevada on August 20, 2009 as Original Source Entertainment, Inc. (“OSE”). OSE was originally formed to license songs to the television and movie industry. From our inception and prior to the acquisition of NeuroOne, Inc. (“NeuroOne”) on July 20, 2017 (the “Acquisition”), as described more fully below, our operations have been primarily limited to organizational, start-up, and capital formation activities. Upon completion of the Acquisition, more fully described below, our operations consist of the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by Mayo in five patients for research purposes and has not been tested in any clinical trials. We are based in Eden Prairie, Minnesota.

The Acquisition was accounted for as a capital transaction, or reverse recapitalization. As a result, the financial information contained in the Report reflect solely the operations of our wholly-owned subsidiary, NeuroOne, and its predecessor NeuroOne LLC (the “LLC”).

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our cortical strip, grid electrode and depth electrode technology is still under development, we do not yet have regulatory approval in any jurisdiction to sell any products and we have not generated any revenue.

We have incurred losses since inception. As of December 31, 2017, we had an accumulated deficit of $5.3 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. The LLC, prior to the merger with NeuroOne, also incurred losses since its inception and had cumulative losses of $49,930 as of the date of the October 26, 2016 merger. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we obtain marketing authorization to sell our cortical strip, grid electrode and depth electrode technology from applicable regulatory authorities.

Our source of cash to date has been proceeds from the issuances of notes and warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At December 31, 2017, we had $26,467 in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses in 2018. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Acquisition

On July 20, 2017, we entered into a Merger Agreement with NeuroOne and OSOK Acquisition Company to acquire NeuroOne (the “Merger Agreement”). The transactions contemplated by the Merger Agreement were consummated on July 20, 2017 and, pursuant to the terms of the Merger Agreement, (i) all outstanding NeuroOne Shares were exchanged for shares of Common Stock, based on the Exchange Ratio of 17.0103706 shares of Common Stock, for every one NeuroOne Share, which totaled 6,291,994 shares of Common Stock, for all of the then-outstanding NeuroOne Shares, (ii) all NeuroOne Options were replaced with options (“Company Options”) based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, (iii) all NeuroOne Warrants were replaced with warrants to purchase Common Stock of the Company (“Company Warrants”) and (iv) we assumed the outstanding convertible promissory notes of NeuroOne. Accordingly, we acquired 100% of NeuroOne in exchange for the issuance of shares of our Common Stock and NeuroOne became our wholly-owned subsidiary. Our sole business is the business of NeuroOne. Our management’s discussion and analysis below is based on the financial results of NeuroOne. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of NeuroOne Shares, NeuroOne Options and NeuroOne Warrants for shares of Common Stock, Company Options and Company Warrants, respectively, in the Acquisition, as well as the corresponding exercise price adjustments for such Company Options.

Predecessor NeuroOne, Inc. and NeuroOne LLC

The LLC was formed on December 12, 2013 and operated as a limited liability company until it was merged with and into NeuroOne on October 27, 2016 (the “Merger”) with NeuroOne as the surviving entity of the Merger. NeuroOne was formed on October 7, 2016 under different ownership than the LLC. As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne with the exception of the WARF License which required WARF’s approval for transfer. The approval for the WARF License transfer was finalized in February 2017. The purpose of the Merger was to change the jurisdiction of NeuroOne’s incorporation from Minnesota to Delaware, change the ownership of the LLC’s underlying assets, and to convert from a limited liability company to a corporation.

NeuroOne and the LLC were not entities under common control. As the LLC did not have an integrated set of activities that contained the required complement of inputs, processes and outputs to be considered a business, the Merger was accounted for as an asset acquisition as prescribed under ASC 805 – Business Combinations. As such, the 2016 activities of NeuroOne and the LLC were not combined and are shown separately in the accompanying financial statements included in this Report.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our cortical strip, grid electrode and depth electrode technology, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our cortical strip, grid electrode and depth electrode technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to significantly increase over the next several years as we develop our cortical strip, grid electrode and depth electrode technology and conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs related to our Series 1 Notes (as defined below) and Series 3 Notes (as defined below). The Series 1 Notes and Series 3 Notes bear interest at a fixed rate of 8% per annum, compounding annually.

Net change in fair value for the warrant liability and premium conversion derivative

The Net change in fair value for the warrant liability and premium conversion derivative includes the change in the fair value of warrant liability and the premium conversion derivative during the particular period while the warrant liability and the premium conversion derivative are outstanding.

Results of Operations

For comparison purposes, the results of the Company for the year ended December 31, 2017 were compared to the combined operating results for the LLC from January 1, 2016 to October 26, 2016 and for NeuroOne from October 7, 2016 to December 31, 2016.

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016.

		NeuroOne LLC	NeuroOne, Inc.	NeuroOne, Inc. and NeuroOne LLC 2016 Combined
	For the year ended December 31, 2017	For the period January 1, 2016 to October 26, 2016	For the period October 7, 2016 to December 31, 2016	For the period January 1, 2016 to December 31, 2016	Fiscal Year Period to Period Change
Operating expenses:
General and administrative	$2,336,988	$6,657	$182,667	$189,324	$2,147,664
Research and development	735,333	—	—	—	735,333
Total operating expenses	3,072,321	6,657	182,667	189,324	2,882,997
Loss from operations	(3,072,321)	(6,657)	(182,667)	(189,324)	(2,882,997)
Interest expense	(1,395,138)	(11,947)	(83,297)	(95,244)	(1,299,894)
Net change in fair value for the warrant liability and premium conversion derivative	(240,053)	—	(406)	(406)	(239,647)
Loss on convertible notes and short-term notes extinguishment, net	(350,914)	—	—	—	(350,914)
Net loss	$(5,058,426)	$(18,604)	$(266,370)	$(284,974)	$(4,773,452)

General and administrative expenses

General and administrative expenses were $2.3 million for the year ended December 31, 2017, compared to $0.2 million for the year ended December 31, 2016. The $2.1 million increase was primarily due to an increase in salary related expenses to support the increased level of commercialization and development activities. The increase in spending was primarily attributable to salary and related expenses for additional staffing of $1.2 million, legal and accounting expenses of $1.0 million, and investment banker fees of $50,000.

Research and development expenses

Research and development expenses were $0.7 million for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. The increase was primarily due to an increase in salary-related expenses and development materials and supplies to support the increased level of development activities.

Interest expense

Interest expense for the year ended December 31, 2017 and 2016 was $1.4 million and $0.1 million, respectively. Interest expense primarily consists of non-cash interest expense, inclusive of the amortization of debt discounts. The $1.3 million increase in interest expense was primarily due to the additional issuances of notes in 2017 as well as due to the increase in duration that the instruments were outstanding in the current year. The Company had no interest-bearing debt prior to November 2016.

Net change in fair value for the warrant liability and premium conversion derivative

The net change in fair value for the warrant liability and premium conversion derivative for the year ended December 31, 2017 and 2016 was $0.2 million and $406, respectively. The increase is due primarily due to an increase in our common stock price.

Loss on convertible notes and short-term notes extinguishment, net

Non-cash loss on convertible notes and short-term notes extinguishment, net for the years ended December 31, 2017 and 2016 was $0.4 million and zero, respectively. The Series 1 Notes and Series 2 Notes were amended in November 2017 and the Series 3 Notes were amended in December 2017. The amendment for the Series 1 Notes extended the maturity date by approximately eight months and revised certain warrant and other provisions. The amendment for the Series 2 Notes added additional warrant coverage and extended the maturity date by approximately five months. The amendment for the Series 3 Notes accelerated the maturity date from October 2022 to December 2018 and revised certain formulaic provisions contained in the underlying embedded conversion features. As a result of the modifications made to the Series 1 Notes, Series 2 Notes and Series 3 Notes, we accounted for the amendments as a note extinguishment which gave rise to the $0.4 million non-cash loss in 2017.

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2017, our principal source of liquidity consisted of cash deposits of $26,467. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical testing and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes, warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below for the outstanding balances on our convertible notes.

Series 3 Notes and Warrants

From October 2017 to April 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.1 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendment”). The Series 3 Notes require us to repay the principal and accrued and unpaid interest thereon at December 31, 2018. If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “Series 3 Qualified Financing”), the outstanding principal and accrued and unpaid interest on the Series 3 Notes shall automatically convert into the securities issued by us in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing. If a Change of Control (as defined below) occurs prior to the earlier of a Series 3 Qualified Financing or December 31, 2018, the Series 3 Notes would, at the election of the holders of a majority of the outstanding principal amount of the Series 3 Notes, either become payable on demand as of the closing date of the Change of Control or become convertible into shares of Common Stock immediately prior to the Change of Control at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in the Change of Control (the date of any such conversion of the Series 3 Notes in connection with a Change of Control or Series 3 Qualified Financing, is referred to herein as the “Series 3 Conversion Date”). Change of Control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets.

Prior to the Series 3 Amendment, if the Company raised more than $3,000,000 in an equity financing before October 4, 2022, the outstanding principal and accrued and unpaid interest on the Series 3 Notes would have automatically converted into the securities issued by the Company in such financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Series 3 Notes divided by $2.25 or (ii) the outstanding principal and accrued interest on the Series 3 Notes multiplied by 1.25, divided by the price paid per security in such financing.

The Series 3 Notes are unsecured. If we fail to complete a Series 3 Qualified Financing by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date.

Each Series 3 Warrant grants the holder the option to purchase shares of our capital stock equal to the number of shares of capital stock of the Company received by the holder upon conversion of the Series 3 Notes at a per share exercise price equal to (i) the actual per share price of the securities issued in the Series 3 Qualified Financing if the Series 3 Notes convert in connection with such a qualified financing or (ii) the price at which the Series 3 Noted converted if they converted in connection with a Change of Control. The Series 3 Warrants are exercisable commencing on the Series 3 Conversion Date and expiring on the five year anniversary of that date. The exercise price and number of the shares of our capital stock issuable upon exercising the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

Series 2 Notes and Warrants

In August 2017, the Company entered into a subscription agreement and issued interest free promissory notes in an aggregate principal amount of $253,000 to certain accredited investors. In November 2017, the Company and each subscriber amended the notes. In March 2018, the Company and each subscriber entered into a written consent to amend and restate the promissory notes (as amended, the “Series 2 Notes”) and to amend the subscription agreement to replace the form of warrant agreement annexed to the subscription agreement (the “Replacement Warrant”) and to provide for the issuance of an additional warrant (the “Additional Warrant”). In March 2018 the Company issued and delivered the Series 2 Notes, the Replacement Warrants and the Additional Warrants to the subscribers.

The Series 2 Notes, as amended in March 2018, are now convertible promissory notes that bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018. If the Company raises more than $3,000,000 in an equity or equity-linked financing before July 31, 2018 (the “Series 2 Qualified Financing”), the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) on the Series 2 Notes shall automatically convert into the securities issued by us in the Series 2 Qualified Financing (the “New Round Stock”) based on the greater number of such securities resulting from either (i) the Outstanding Balance divided by $1.80 or (ii) the Outstanding Balance multiplied by 1.25, divided by the price paid per security in the Series 2 Qualified Financing. If a Change of Control occurs prior to the earlier of a Series 2 Qualified Financing or July 31, 2018, the Series 2 Notes would, at the election of the holders of a majority of the outstanding principal of the Series 2 Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 2 Notes in connection with a Change of Control or Series 2 Qualified Financing, is referred to herein as the “Series 2 Conversion Date”). The Series 2 Notes are unsecured.

Each Replacement Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the New Round Stock issued or issuable upon the conversion of the Series 2 Note held by such holder at a per share exercise price equal to either (i) the actual per share price of New Round Stock if the Series 2 Note  converted in connection with a Series 2 Qualified Financing or (ii) the price at which the Series 2 Note converted in connection with a Change of Control. The Replacement Warrants are exercisable commencing on the Series 2 Conversion Date and expire on November 21, 2021.

Each Additional Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the product obtained by multiplying (i) the outstanding principal amount of the Series 2 Note held by such holder and (ii) 0.75; at a per share exercise price of $1.80. The Additional Warrants are exercisable commencing on the Series 2 Conversion Date and expire on November 21, 2021.

The exercise price and number of the shares issuable upon exercising the Replacement Warrants and Additional Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

Prior to amending the Series 2 Notes, the notes were interest free and matured on February 18, 2018. Upon the maturity of the notes, the holder was entitled to receive a warrant exercisable for up to such number of shares of Common Stock equal to the quotient obtained by dividing the outstanding principal amount by two, at an exercise price of $1.80 per share. In connection with the November 2017 amendment, the notes were amended to extend the maturity date to July 31, 2018 and to increase the number of shares of Common Stock issuable to the subscribers upon exercise of the warrants (with each subscriber entitled to receive a warrant to purchase up to such number of shares of Common Stock equal to the amount of such subscriber’s note multiplied by 0.75), at an exercise price of $1.80 per share.

Series 1 Notes and Warrants

From November 2016 to June 2017, the Company issued convertible promissory notes in an aggregate principal amount of $1.6 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock. In June 2017 and November 2017, the terms of such notes (as amended, the “Series 1 Notes”) and warrants (as amended, the “Series 1 Warrants”) were amended.

The Series 1 Notes require us to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018, or the consummation of the next equity or equity-linked round of financing resulting in more than $3 million in gross proceeds (the “Series 1 Qualified Financing”). If a Series 1 Qualified Financing occurs before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Series 1 Notes shall automatically convert into the securities issued by us in the Series 1 Qualified Financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Series 1 Notes divided by $1.80 or (ii) the outstanding principal and accrued interest on the Series 1 Notes multiplied by 1.25, divided by the price paid per security in such financing. If a Change of Control or initial public offering occurs prior to the Series 1 Qualified Financing, the Series 1 Notes would, at the election of the holders of a majority of the outstanding principal of the Series 1 Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 1 Notes in connection with a Change of Control, initial public offering or Series 1 Qualified Financing, is referred to herein as the “Series 1 Conversion Date”).

The Series 1 Notes are unsecured. If we fail to complete a Series 1 Qualified Financing by July 31, 2018, the Series 1 Notes will be immediately due and payable on such date.

Each Series 1 Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the shares of capital stock received by the holder upon the conversion of the Series 1 Note at a per share exercise price equal to either (i) the actual per share price of the securities issued in the Series 1 Qualified Financing if the Series 1 Note converted in connection with the Series 1 Qualified Financing or (ii) the price at which the Series 1 Note converted in connection with a Change of Control or initial public offering. The Series 1 Warrants (other than the placement agent warrant) are exercisable commencing on the Series 1 Conversion Date and expire on November 21, 2021.

The exercise price and number of the shares of our capital stock issuable upon exercising the Series 1 Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

The Series 1 Warrants are considered free standing and therefore have been accounted for as a liability at fair value. In connection with the June 2017 amendment, the terms of the warrants were amended to be exercisable only in the event of conversion of the Series 1 Notes. Prior to such amendment, the warrants were immediately exercisable into common stock. No Series 1 Warrants were exercised prior to such amendment. The Series 1 Warrants were amended again in November 2017 to remove down-round protections. Changes to the fair value of the Series 1 Warrants liability are made at each reporting date in the statements of operations.

In connection with an engagement letter with the placement agent for the Series 1 Notes and Series 1 Warrants, the placement agent was entitled to receive a warrant to purchase shares of common stock in an amount equal to 8% of the common stock purchased by investors in the Series 1 Notes and Series 1 Warrants private placement, which warrants have an exercise price of $2.00 per share. The placement agent warrant is immediately exercisable and expires five years from the date of issuance. We also paid the placement agent a cash fee of $113,610 (8% of the gross proceeds received from the Series 1 Note and Series 1 Warrant investors) and are obligated to issue to the placement agent a warrant to purchase shares of common stock in an amount equal to 8% of the common stock purchased by certain investors in the Series 1 Note and Series 1 Warrant transaction upon fulfillment of the maximum aggregate subscription amount, which warrant is expected to have an exercise price of $2.00 per share of Company Common Stock.

Unsecured Loans

We also received cash gross proceeds from an unsecured loan for $50,000 in November 2016. We incurred no fees or interest costs related to the unsecured loan and repaid it in full in February 2017. We also received cash gross proceeds from an unsecured loan from a stockholder owning over 5% of the Company’s Common Stock, represented by a promissory note, for $115,000 in March 2018. The loan is interest free and requires that we repay the principal in full on the earlier of the closing of an equity round of financing resulting in more than $3 million in gross proceeds or March 20, 2019.

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2017 and 2016, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

As of March 31, 2018, the outstanding principal and accrued and unpaid interest on the Series 1 Notes, Series 2 Notes and Series 3 Notes was $1,770,839, $254,124 and $1,167,494, respectively. If we fail to complete the Series 1 Qualified Financing and the Series 2 Qualified Financing by July 31, 2018, the Series 1 Notes and Series 2 Notes will be immediately due and payable on such date and we will not have sufficient cash to pay the principal and accrued and unpaid interest thereon. In addition, the Series 3 Notes mature on December 31, 2018 and we may not have sufficient cash to pay the principal thereon if we fail to complete the Series 3 Qualified Financing by such date.

We have agreements with WARF and Mayo that require us to make certain milestone and royalty payments.

Under the WARF License, we have agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was just met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount. The initial $55,000 payment is due on May 3, 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Mayo Development Agreement, we agreed to pay Mayo a cash payment of approximately $92,000, which was paid in December 2017, and on May 25, 2017, prior to the closing of the Acquisition, NeuroOne issued Mayo NeuroOne Shares pursuant to a Subscription Agreement (which were converted into 859,976 shares of Common Stock in the Acquisition). Finally, we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement.

See “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology.”

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses throughout fiscal 2018. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to modify terms of some of our existing debt that may come due, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

The development of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving FDA approval and then a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

		NeuroOne LLC	NeuroOne, Inc.	NeuroOne, LLC and NeuroOne, Inc. 2016 Combined
	For the year ended December 31, 2017	For the period January 1, 2016 to October 26, 2016	For the period October 7, 2016 to December 31, 2016	For the period January 1, 2016 to December 31, 2016

Net cash used in operating activities	$(2,108,073)	$—	$(175,783)	$(175,783)
Net cash used by investing activities	(91,709)	—	—	—
Net cash provided by financing activities	1,704,032	—	698,000	698,000
Net (decrease) increase in cash	$(495,750)	$—	$522,217	$522,217

Net cash used in operating activities

Net cash used in operating activities was $2.1 million for the year ended December 31, 2017, which consisted primarily of a net loss of $5.1 million partially adjusted by non-cash interest, non-cash gain on convertible note and short-term note extinguishments, stock-based compensation, discount amortization, intangible asset amortization and revaluation of premium debt conversion derivative and warrant liability totaling $2.1 million in the aggregate, accrued expenses of $0.8 million, and prepaid expenses of $46,677.

Net cash used in operating activities was $0.2 million for the year ended December 31, 2016, which consisted of a net loss of $0.3 million combined with a decrease in prepaid expenses of $53,823, partially offset by non-cash interest, discount amortization, and warrant issuance costs of $82,822, intangible asset amortization of $7,740 combined with an increase in accrued expenses and accounts payable of $72,452.

Net cash used by investing activities

Net cash used by investing activities was $91,709 for the year ended December 31, 2017 and consisted of the payment owed under the terms of the Mayo Agreement for the purchase of a patent license for research and development. There was no cash used for investing activities during the year ended December 31, 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2017, which consisted of $1.8 million in net proceeds received upon the issuance of the notes during the year ended December 31, 2017 partially offset by the $50,000 repayment of a short-term unsecured loan.

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2016, which consisted of $0.6 million in net proceeds received upon the issuance of the Series 1 Notes during the fourth quarter of 2016 and proceeds of $50,000 received from a short-term unsecured loan.

Critical Accounting Policies and Significant Judgments and Estimates

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

As of December 31, 2017 and 2016, the fair values of cash, other assets, accrued expenses and the unsecured loan approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the notes was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivative associated with the convertible promissory notes was based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2017 or 2016.

Intellectual Property

We entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Milestone payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

We evaluate long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2017, we had not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the notes. Amortization of debt issuance costs is calculated using the straight-line method over the term of the notes, which approximates the effective interest method, and is recorded in interest expense in the statement of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may be comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Warrant Liability

We issued warrants to purchase equity securities in connection with the issuance of convertible promissory notes. We account for these warrants as a liability at fair value when the number of shares is not fixed and determinable and when warrant pricing protections in future equity financings are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying consolidated statements of operations. We adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, amendment of warrant terms that no longer require liability treatment, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any change in fair value of the warrant liability while outstanding is recognized in the consolidated statements of operations.

Premium Debt Conversion Derivative

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. We record the fair value changes of a separated embedded derivative in the consolidated statements of operations at each reporting period while outstanding.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. Our stock options, warrants and convertible promissory notes are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the stock options and warrants. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016.

The LLC was a single-member LLC for which no units were outstanding. Accordingly, earnings per share is not presented for the LLC.

Common Stock Valuation Methodology

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The new guidance is not expected to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 (“ASU 2017-11”), Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in ASU 2017-11 should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018 for public business entities, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of this new guidance and have not yet determined its impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeuroOne Medical Technologies Corporation

Form 10-K

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
NeuroOne Medical Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroOne Medical Technologies Corporation (“Successor,” formerly NeuroOne LLC (“Predecessor”)) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to October 26, 2016 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). The Successor and Predecessor are collectively referred to as the “Company”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to October 26, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Minneapolis, MN

April 16, 2018

NeuroOne Medical Technologies Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash	$26,467	$522,217
Prepaid expenses	7,146	53,823
Total current assets	33,613	576,040
Intangible assets, net	216,372	180,890
Total assets	$249,985	$756,930

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,021,617	$264,343
Short-term promissory notes and unsecured loan, net of discount	253,000	50,000
Convertible promissory notes, net and accrued interest	2,168,340	225,197
Premium conversion derivative	462,174	137,650
Total current liabilities	3,905,131	677,190
Warrant liability	1,381,465	345,960
Total liabilities	5,286,596	1,023,150

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 and 5,000,000 shares authorized as of December 31, 2017 and 2016, respectively; no shares issued or outstanding as of December 31, 2017 or 2016.	—	—
Common stock, $0.001 par value; 100,000,000 and 45,000,000 shares authorized as of December 31, 2017 and 2016, respectively; and 7,864,994 and 5,216,565 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	7,865	31
Additional paid–in capital	280,320	119
Accumulated deficit	(5,324,796)	(266,370)
Total stockholders’ deficit	(5,036,611)	(266,220)
Total liabilities and stockholders’ deficit	$249,985	$756,930

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Operations

			NeuroOne LLC
	For the year ended December 31, 2017	For the period October 7, 2016 to December 31, 2016	For the period January 1, 2016 to October 26, 2016
	(Successor)	(Successor)	(Predecessor)
Operating expenses:
General and administrative	$2,336,988	$182,667	$6,657
Research and development	735,333	—	—
Total operating expenses	3,072,321	182,667	6,657
Loss from operations	(3,072,321)	(182,667)	(6,657)
Interest expense	(1,395,138)	(83,297)	(11,947)
Net change in fair value for the warrant liability and premium conversion derivative	(240,053)	(406)
Loss on convertible notes and short-term notes extinguishment, net	(350,914)	—	—
Net loss	$(5,058,426)	$(266,370)	$(18,604)
Net loss per share:
Basic and diluted	$(0.77)	$(0.06)
Number of shares used in per share calculations:
Basic and diluted	6,610,072	4,421,092

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Changes in Stockholders’/Member Deficit

	NeuroOne LLC	NeuroOne Medical Technologies Corporation (Successor)
	(Predecessor)			Additional		Total
	Member	Common Stock		Paid–In	Accumulated	Stockholders’
	Deficit	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	$(14,141)
Net loss from January 1, 2016 through October 26, 2016	(18,604)
Balance at October 26, 2016	$(32,745)

Balance at October 7, 2016		—	$—	$—	$—	$—
Issuance of common shares to subscription holders		5,131,514	30	9,020	—	9,050
Issuance of common shares in connection with the merger with NeuroOne LLC		85,051	1	149	—	150
Subscription receivable		—	—	(9,050)	—	(9,050)
Net loss from October 7, 2016 through December 31, 2016		—	—	—	(266,370)	(266,370)
Balance at December 31, 2016		5,216,565	31	119	(266,370)	(266,220)
Issuance of stock in connection with intellectual license agreement		859,976	860	22,555	—	23,415
Issuance of restricted stock award		215,453	215	7,005	—	7,220
Transfer of shares in connection with merger		1,573,000	1,573	(1,573)	—	—
Par value change in connection with merger		—	5,186	(5,186)	—	—
Stock-based compensation		—	—	69,574	—	69,574
Issuance of warrants		—	—	61,496	—	61,496
Issuance of additional warrants in connection with short-term notes modification		—	—	117,280	—	117,280
Forgiveness of subscription receivable		—	—	9,050	—	9,050
Net loss		—	—	—	(5,058,426)	(5,058,426)
Balance at December 31, 2017		7,864,994	$7,865	$280,320	$(5,324,796)	$(5,036,611)

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Cash Flows

			NeuroOne LLC
	Year ended December 31, 2017	For the period October 7, 2016 to December 31, 2016	For the period January 1, 2016 to October 26, 2016
	(Successor)	(Successor)	(Predecessor)
Operating activities
Net loss	$(5,058,426)	$(266,370)	$(18,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,633	1,269	6,471
Stock-based compensation	76,794	—	—
Forgiveness of subscription	9,050	—	—
Non-cash interest on convertible promissory notes	115,867	4,356	—
Non-cash discount amortization on convertible and short-term promissory notes	1,242,031	41,514	—
Note issuance costs attributed to warrant liability and to convertible promissory note modification	38,119	36,546	—
Revaluation of premium conversion derivative	(17,962)	86	—
Revaluation of warrant liability	258,015	320	—
Loss on convertible notes and short-term notes extinguishment	350,914	—	—
Change in assets and liabilities:
Prepaid expenses	46,677	(53,823)	—
Accounts payable	—	—	186
Accrued expenses	813,215	60,319	11,947
Net cash used in operating activities	(2,108,073)	(175,783)	—
Investing activities
Purchase of intangible assets	(91,709)	—	—
Net cash used in investing activities	(91,709)	—	—
Financing activities
Proceeds from issuance of convertible promissory notes and short-term notes	1,004,134	354,360	—
Proceeds from issuance of warrants associated with convertible promissory notes	777,490	345,640	—
Proceeds from issuance of warrants associated with short-term notes	61,496	—	—
(Repayment) proceeds from short term unsecured loan	(50,000)	50,000	—
Issuance costs related to short-term note	(3,030)	—	—
Issuance costs related to convertible promissory notes	(45,468)	(26,306)	—
Issuance costs related to warrants	(40,590)	(25,694)	—
Net cash provided by financing activities	1,704,032	698,000	—
Net (decrease) increase in cash	(495,750)	522,217	—
Cash at beginning of period	522,217	—	—
Cash at end of period	$26,467	$522,217	$—
Supplemental non-cash financing and investing transactions:
Bifurcation of premium conversion derivative related to convertible promissory notes	$342,486	$137,564	$—
Issuance of additional warrants in connection with short-term notes modification	$117,280	$—	$—
Issuance of common stock for intangible assets	$—	$150	$—
Purchased intangible assets in accrued liabilities	$30,000	$182,009	$—
Common stock issued for the purchase of intangible assets	$23,415	$—	$—
Accrued issuance costs attributed to convertible promissory notes	$57,037	$11,163	$—
Accrued issuance costs attributed to warrant liability	$38,119	$10,852	$—

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements

NOTE 1 – Organization and Nature of Operations

NeuroOne Medical Technologies Corporation (the “Company”, the “Successor” and NeuroOne LLC the “Predecessor”), a Delaware Corporation, was originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition (as defined below), the Company completed a series of steps contemplated by a Plan of Conversion pursuant to which the Company, among other things, changed its name to NeuroOne Medical Technologies Corporation, increased its authorized number of shares of common stock from 45,000,000 to 100,000,000, increased its authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, the Company, through a wholly owned acquisition subsidiary, acquired 100% of the outstanding capital stock of NeuroOne, Inc. (“NeuroOne”) in a reverse triangular merger and reorganization pursuant to Section 368(a) of the Internal Revenue Code (the “Acquisition”). The Acquisition was accounted for as a capital transaction, or reverse recapitalization. NeuroOne was the accounting acquirer in this transaction. As such, the historical financial statements of NeuroOne and its predecessor NeuroOne LLC (the “LLC”) reflect operations of the Company for all periods presented prior to the date of Acquisition. NeuroOne was formed on October 7, 2016 and acquired the LLC on October 27, 2016 (the “Merger”) as described more fully below. The accompanying consolidated financial statements subsequent to the Acquisition include those of the Company, as well as those of its wholly owned subsidiary NeuroOne.

Subsequent to the Acquisition, the Company’s operating activities became the same as those of NeuroOne, an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders.

To date, the Company has recorded no product sales and has a limited expense history. The Company is currently raising capital to fund the development of its proprietary technology and is seeking regulatory clearances required to initiate commercial activities.

The Company is based in Eden Prairie, Minnesota.

Acquisition of NeuroOne, Inc.

The Acquisition was consummated on July 20, 2017 (the “Closing”) and, pursuant to the terms of the merger agreement, (i) all outstanding shares of common stock of NeuroOne, par value $0.0001 per share (the “NeuroOne Shares”), were exchanged for shares of the Company’s common stock, par value $0.001 per share (the “Company Shares”), based on the exchange ratio of 17.0103706 Company Shares for every one NeuroOne Share (the “Exchange Ratio”), resulting in the Company issuing, on July 20, 2017, an aggregate of 6,291,994 Company Shares for all of the then-outstanding NeuroOne Shares, (ii) all outstanding options of NeuroOne were replaced with options to purchase Company Shares based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, pursuant to which the Company reserved 992,265 Company Shares for issuance upon the exercise of options, (iii) all warrants of NeuroOne were replaced with warrants to purchase Company Shares and (iv) the Company assumed the outstanding convertible promissory notes of NeuroOne. NeuroOne options had been issued pursuant to the NeuroOne 2016 Equity Incentive Plan. Pursuant to the merger agreement, the Company assumed the NeuroOne 2016 Equity Incentive Plan upon the Closing.

Pursuant to the Acquisition, the Company acquired 100% of NeuroOne Shares in exchange for the issuance of Company Shares and NeuroOne became the Company’s wholly-owned subsidiary. Also at the Closing, Mr. Samad (the majority owner of the Company prior to the Acquisition) tendered for cancellation 3,500,000 Company Shares held by him as part of the conditions to Closing.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

All issued and outstanding common stock share amounts, options for common stock and per share amounts contained in the consolidated financial statements were retroactively adjusted to reflect the Exchange Ratio for all periods presented. Par value stated capital amounts have not been retroactively adjusted, and the number of authorized shares for common and preferred stock and their respective par values per share as of December 31, 2016 reflect those of the Company prior to the Acquisition.

Merger of NeuroOne, Inc. and NeuroOne LLC

The LLC was formed on December 12, 2013 and operated as a limited liability company until it was merged with and into NeuroOne on October 27, 2016 with NeuroOne as the surviving entity of the “Merger”. NeuroOne was formed on October 7, 2016 under different ownership than the LLC. As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne with the exception of the LLC’s license agreement with Wisconsin Alumni Research Foundation (“WARF”) which required WARF’s approval for transfer (See Note 4 – Commitments and Contingencies). The purpose of the Merger was to change the jurisdiction of NeuroOne’s incorporation from Minnesota to Delaware, change the ownership of the LLC’s underlying assets, and to convert from a limited liability company to a corporation.

NeuroOne and the LLC were not entities under common control. As the LLC did not have an integrated set of activities that contained the required complement of inputs, processes and outputs to be considered a business, the Merger was accounted for as an asset acquisition as prescribed under Accounting Standards Codification (ASC) 805 – Business Combinations. The holders of shares of common stock of NeuroOne exchanged, upon the effectiveness of the Merger, three (3) shares pre-Merger of common stock of NeuroOne that they subscribed to and held pre-Merger for one (1) share of common stock in the surviving entity.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $5,324,796 as December 31, 2017. Prior to the Merger, the LLC also incurred losses since its inception and had cumulative losses of $49,930 as of the date of the Merger. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through December 31, 2017, the Company has completed both a $253,000 short-term promissory note financing, a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $665,000 convertible note promissory financing of a planned $1.5 million subscription. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. Management intends to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2017, the Company did not have any deposits in excess of federally insured amounts.

Prior to October 27, 2016, the Company did not maintain a bank account. Any expenses incurred while the Company was organized as an LLC were paid by the sole member of the LLC.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

As of December 31, 2017 and 2016, the fair values of cash, other assets, accrued expenses and the unsecured loan approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term and convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivative associated with the convertible promissory notes of the Company were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the years ended December 31, 2017 or 2016.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,381,465	$—	$—	$1,381,465
Premium conversion derivative	462,174	—	—	462,174
Total liabilities at fair value	$1,843,639	$—	$—	$1,843,639

	As of December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$345,960	$—	$—	$345,960
Premium conversion derivative	137,650	—	—	137,650
Total liabilities at fair value	$483,610	$—	$—	$483,610

The following table provides a roll-forward of the warrant liability and premium debt conversion derivative measured at fair value on a recurring basis using unobservable level 3 inputs for the year ended December 31, 2017 and period from October 7, 2016 to December 31, 2016:

	2017	2016
Warrant liability
Balance as of beginning of period	$345,960	$—
Issuance of warrants in connection with convertible promissory notes	777,490	345,640
Change in fair value of warrant liability	258,015	320
Balance as of end of period	$1,381,465	$345,960

	2017	2016
Premium debt conversion derivative
Balance as of beginning of period	$137,650	$—
Value assigned to the underlying derivative in connection with convertible notes	342,486	137,564
Change in fair value of premium debt conversion derivative	(17,962)	86
Balance as of end of period	$462,174	$137,650

Intellectual Property

The Company and the LLC have entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company and the LLC evaluate their long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company and the LLC assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2017, the Company has not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the convertible promissory notes and short-term notes when applicable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may comprise of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance of convertible promissory notes (see Note 8 – Convertible Promissory Notes and Warrant Agreements). The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable in cases where warrant pricing protections in future equity financings are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the consolidated statements of operations.

Premium Debt Conversion Derivative

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the consolidated statements of operations (see Note 8 – Convertible Promissory Notes and Warrant Agreements). The Company determined that the redemption feature under the convertible promissory notes qualified as an embedded derivative and was separated from its debt host with regard to the convertible promissory notes issued in November 2016 through December 2017.

Income Taxes

For the Company, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the U.S. tax code. Changes affecting the Company’s consolidated 2017 financial statements include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The Company has adjusted the disclosure amounts related to deferred tax assets and the valuation allowance recorded to reflect the new federal corporate tax rates.

The LLC operated as a single-member LLC from formation on December 12, 2013 until it was merged into NeuroOne on October 27, 2016 (see Note 11 – Stockholders’/Member Deficit). As such, it was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was included in the financial statements for the period from January 1, 2016 through October 26, 2016.

Net Loss Per Share

For the Company, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants and stock options are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the year ended December 31, 2017 and for period from October 7, 2016 to December 31, 2016.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016:

	2017		2016
Warrants	189,750	(1)	388,886
Stock options	365,716		—

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million occurs in the future.

The LLC was a single-member LLC for which no units were outstanding. Accordingly, earnings per share is not presented for the LLC.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The new guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company has adopted this standard for all periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018 for public business entities, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of this new guidance and has not yet determined its impact on the Company’s consolidated financial statements.

NOTE 4 – Commitments and Contingencies

WARF License Agreement

On October 1, 2014, the LLC entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film electrode technology (the “2014 WARF Agreement”). The LLC was to make $110,000 in milestone payments depending on achievement of certain development and approval milestones or within twelve months of signing the 2014 WARF Agreement. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to WARF on a percentage of net sales of products of the licensed technology. Under the terms of the 2014 WARF Agreement, amounts that remained unpaid more than 30 days after they were due, accrued interest at 1 percent per month. Milestone payments due in 2015 were not made to WARF. From October 27, 2016 until the 2014 WARF Agreement was amended as described below, the LLC was in default under the 2014 WARF Agreement. In addition, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to NeuroOne at the time of the Merger (October 27, 2016) without the consent of WARF, which was received when the 2014 WARF Agreement was amended in February 2017 as described below. In connection with the Merger and in accordance with ASC 805-50, NeuroOne estimated the fair value of consideration payable to WARF and recorded an intangible asset of $120,000 with a corresponding accrued expense.

This agreement was subsequently amended in February 2017 (as so amended, the “2017 WARF Agreement”) whereby WARF consented to the transfer of the rights and obligations under the license agreement from the LLC to NeuroOne (which are now the Company’s rights and obligations, following the Acquisition). In the 2017 WARF Agreement, the Company agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date the Company cumulatively raises at least $3 million in financing, the date of a change of control, or the Company’s revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date the Company cumulatively raises at least $5 million in financing, the date of a change of control, or the Company’s revenue reaching a specified threshold amount.

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

The Company has agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that the Company would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018, and file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate the 2017 WARF Agreement in the event that the Company fails to meet these milestones on 30 days’ written notice, if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, actively pursue the development plan or breaches any other covenant in the 2017 WARF Agreement and fails to remedy such default in 90 days or in the event of certain bankruptcy events involving the Company. WARF may also terminate this license (i) on 90 days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the 2017 WARF Agreement by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters.

Subsequent to December 31, 2017, the Company met the milestone payment requirement with regard to the $55,000 license fee which license fee is currently due on May 3, 2018.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

Mayo Agreement

On October 3, 2014, the LLC entered into an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film electrode technology (“2014 Mayo Agreement”). The LLC was to make milestone payments depending on achievement of certain development and approval milestones and sales targets, none of which were met as of December 31, 2015. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the 2014 Mayo Agreement, set to expire May 25, 2037. Also, the LLC was obligated to issue common stock to Mayo if certain events occurred. Upon the LLC’s Merger with NeuroOne on October 27, 2016, the rights under the 2014 Mayo Agreement transferred to NeuroOne, and certain milestones were attained. Therefore, NeuroOne recorded liabilities of $300 related to shares of common stock expected to be issued to Mayo and $91,709 for the intellectual property. Under the terms of the 2014 Mayo Agreement, amounts that remained unpaid accrued interest at 2 percent above the prime rate. Milestone payments due in 2016 were not made to Mayo. As such, prior to the amendment of the 2014 Mayo Agreement in May 2017, NeuroOne was in default under the 2014 Mayo Agreement. Mayo and NeuroOne amended and restated the 2014 Mayo Agreement in May 2017 (as so amended and restated, the “2017 Mayo Agreement”). Pursuant to the 2017 Mayo Agreement, NeuroOne issued 859,976 shares of common stock (as converted based on the Exchange Ratio) to Mayo to settle the amount of common stock NeuroOne was previously obligated to issue under the 2014 Mayo Agreement and as provided by the terms of the 2017 Mayo Agreement. NeuroOne recorded an additional $23,115 to intangible assets related to the fair value of the 2017 stock issuance to Mayo. As a part of the 2017 Mayo Agreement, as amended in November 2017, the $91,709 milestone payment was paid in December 2017.

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who is no longer with the Company), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft.  Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.  The Company, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.  The outcome and potential loss related to this matter is unknown as of December 31, 2017.

The Company has no insurance coverage to protect against any losses that the Company may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of him would be detrimental to the Company’s operations and prospects.

NOTE 5 - Intangibles

Intangible assets rollforward is as follows:

	Useful Life
License agreement, October 27, 2016	12-13 years	$182,159
Less: amortization		(1,269)
Net Intangibles, December 31, 2016		180,890
License agreement amendment		53,115
Less: amortization		(17,633)
Net Intangibles, December 31, 2017		$216,372

Prior to the Merger, amortization expense for the LLC was $6,471 during the period January 1, 2016 to October 26, 2016. The Company anticipates amortization expense of approximately $15,000 to $17,000 per year for fiscal year 2018 through 2022 based upon the two current license agreements.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2017	2016
Accrued license fees	$120,000	$182,009
Accrued services	600,339	31,186
Accrued issuance costs	28,083	22,015
Accrued payroll	223,195	28,252
Advances	50,000	—
Other	—	881
	$1,021,617	$264,343

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

In August 2017, the Company’s Board of Directors authorized, and the Company issued short-term unsecured promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 prior to issuance costs of $3,030 which were discounted from the Short-Term Notes and are being amortized ratably to interest expense over the term of the Short-Term Notes. On November 30, 2017, the Short-Term Notes were amended to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage. For the year ended December 31, 2017, discount amortization charged to interest expense related to the issuance costs was $1,748. The Short-Term Notes do not bear interest on principal and require the Company to repay the principal upon maturity.

In addition, upon maturity, under the provisions of the Short-Term Notes as amended, the holders will receive 189,750 common stock purchase warrants upon maturity with a term of 5 years at an exercise price of $1.80 which will be immediately exercisable upon issue. The November 2017 amendment resulted in a substantial modification to the original Short-Term Notes whereby additional warrant coverage was added and the maturity date of the Short-Term Notes was extended. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on Short-Term Notes extinguishment in the accompanying statements of operations for the year ended December 31, 2017 was recorded in the amount of $144,577, which represented the difference between the face value of the Short-Term Notes over the combined carrying values of the Short-Term Notes and warrants on the date of the amendment. The fair value increase of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the amendment was $117,280 which was recorded as additional paid-in capital.

Prior to the November 30, 2017 amendment, the holders were to receive 126,500 common stock purchase warrants upon maturity. A portion of the proceeds from the Short-Term Notes upon issue was allocated to the original warrants based on their relative fair value to the underlying Short-Term Notes in the amount of $61,496 and was recorded in additional paid-in capital in the accompanying consolidated balance sheets and was discounted from the Short-Term Notes and was being amortized to interest expense ratably over the term of the Short-Term Notes which amounted to $35,479 during the year ended December 31, 2017. The fair value of the warrants was based on the Black-Scholes method with the following assumptions: risk-free interest rate 2.1 percent; expected volatility 47.8 percent; expected life 5.7 years; and expected dividend yield 0 percent. The underlying stock price used in the analysis is on a non-marketable basis and is according to a separate third-party valuation analysis. These warrants when issued will be immediately exercisable at $1.80 per share and will expire on July 31, 2023.

The Short-Term Promissory Notes were amended again in March 2018 (See Note 13 – Subsequent Events).

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

Pursuant to the Short-Term Note subscription agreement, the Company is entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the Short-Term Notes and associated warrants, and the right to purchase the Short-Term Notes and associated warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercises that right within 15 days of receiving written notice. The Company has granted subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the Short-Term Note subscription agreement.

Unsecured Loan

NeuroOne received a $50,000 short-term unsecured loan in November 2016 from the placement agent for its convertible promissory note financing (see Note 8 – Convertible Promissory Notes and Warrant Agreements). NeuroOne incurred no fees or interest costs for this temporary loan and it was repaid in full in February 2017.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	2017	2016
2016 convertible promissory notes, net of discounts	$1,543,652	$220,840
2017 convertible promissory notes, net of discounts	504,465	—
Accrued interest	120,223	4,357
	$2,168,340	$225,197

2016 Convertible Promissory Notes

In November 2016 and as amended in June 2017, the Company’s Board of Directors authorized the Company to issue convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) for aggregate gross proceeds of up to $2.5 million. The Company amended the Convertible Notes and Warrants again on November 20, 2017 to extend the maturity date of the Convertible Notes from November 21, 2017 to July 31, 2018 and to change the terms of the underlying Warrants that include the removal of down-round pricing protection provisions as described more fully below.

As of December 31, 2017, the Company has issued $1,625,120 of Convertible Notes and Warrants to investors. The Convertible Notes are unsecured. The Convertible Notes bear interest at a fixed rate of 8 percent per annum and require the Company to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018 or the consummation of the next equity or equity-linked round of financing resulting in more than $3.0 million in gross proceeds (a “Qualified Financing”). If a Qualified Financing occurs before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Convertible Notes automatically converts into the securities issued by the Company in such financing based on the greater number of securities resulting from either the outstanding principal and accrued interest on the Convertible Notes divided by $1.80, or the outstanding principal and accrued interest on the Convertible Notes multiplied by 1.25, divided by the price paid per security in the Qualified Financing. If the Company fails to complete a Qualified Financing by July 31, 2018, the Convertible Notes will be immediately due and payable on such date.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

If a change of control transaction or initial public offering occurs prior to a Qualified Financing, the Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of the per share value as determined by the Company’s Board of Directors as if in connection with the granting of stock based compensation, or in a private sale to a third party in an arms-length transaction, or at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50 percent of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the assets of the Company.

Prior to the June 2017 amendment, the Warrants granted holders the option to purchase either (i) if exercised after conversion of the Convertible Notes, the number of shares equal to the number of shares received by the holders upon the conversion of the Convertible Notes, or (ii) if exercised prior to conversion of the Convertible Notes, the number of shares of common stock equal to the outstanding principal and accrued interest on the Convertible Note held by such warrant holder divided by $1.80. The Warrants were immediately exercisable on the date of issuance and expired on November 21, 2021. In June 2017, however, the Company amended the terms of the Warrants under the Convertible Notes to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. The amount of warrant shares to be issued are now contingent and are based on the number of shares of common stock received by the holder of the Convertible Notes upon conversion of such holder’s Convertible Notes, and to an exercise price equal to the same price per share of the securities issued in the Qualified Financing. The Warrants expire on November 21, 2021 in the event of a Qualified Financing or expire unissued if the notes have not been converted.

The Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Warrants. Input assumptions used were as follows: risk-free interest rate of 2.08 percent; expected volatility of 50 percent; expected life of 3.89 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock. The Convertible Note proceeds assigned to the Warrants were $440,919 and $345,640 during the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively, which represented their fair value at issuance, and were discounted from the Convertible Notes and reflected as a warrant liability. The discount was amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $759,004 and $27,555 for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively. The Company also recorded the fair value changes of the warrant liability associated with the Convertible Notes in the consolidated statements of operations which amounted to an expense of $259,352 and $320 for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively.

The November 2017 amendment resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended and the terms associated with the Warrants were revised. The Company recorded the Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt with a gain on convertible notes extinguishment in the accompanying statements of operations for the year ended December 31, 2017. The discount of $97,223 was then amortized from November 21, 2017 to December 31, 2017 totaling $15,756.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

At the time of their issuance, the Convertible Notes contained a 125% conversion premium in the event that a Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes in the amount of $213,961 and $137,564 during the year ended December 31, 2017 and during the period from October 7, 2016 to December 31, 2016, respectively. The discount was being amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $340,551 and $10,974 for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Convertible Notes in the consolidated statements of operations for a benefit of $(18,428) and expense of $86 for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively.

In connection with the Convertible Notes, the Company incurred issuance costs in the amount of $151,915, which included (i) a placement agent cash fee, which was $113,610 for the Convertible Notes issued through June 19, 2017 (ii) the obligation to issue a warrant to the placement agent (the “placement agent warrant”) which will have an exercise price of $2.00 per share of common stock and had a total fair value of $4,855 on date of Convertible Note issuance, and (iii) legal expenses of $33,450. The placement agent warrant is issuable at the time the private placement transaction closes which has not occurred as of December 31, 2017. The placement agent warrant will be immediately exercisable on the date of issuance and will expire five years following the date of issuance. The placement agent is to receive a placement agent warrant to purchase shares of common stock in an amount equal to 8 percent of the common stock (or common stock equivalents) purchased by investors in the private placement transaction. As of December 31, 2017 and 2016, the Company has an obligation to issue a placement agent warrant for the purchase of approximately 63,000 and 29,000 shares of common stock, respectively. The Company recorded an issuance cost discount to the Convertible Notes in the amount of $39,781 and $37,469 for the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively, of which $74,264 and $2,985 was amortized to interest expense during the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively. The balance of the issuance costs in the amount of $38,119 and $36,546 was attributed to the Warrants and was immediately recorded as interest expense upon issuance during the year ended December 31, 2017 and for the period from October 7, 2016 to December 31, 2016, respectively.

2017 Convertible Notes

On October 4, 2017, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors (the “Subscribers”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (each, a “Note” and collectively, the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s capital stock in the event of a conversion event. The number of shares and pricing per share of the New Warrants is based on the underlying conversion event and are exercisable for five years commencing on the triggering conversion event. The Subscription Agreement and the 2017 Convertible Notes were amended on December 14, 2017 to increase the authorized subscription from $1,000,000 to $1,500,000, move up the maturity date from October 4, 2022 to December 31, 2018, to remove subordination provisions and to simplify the conversion provision in the event of a qualified financing as described more fully below.

The initial closing of the Private Placement was consummated on October 4, 2017, and the Company issued 2017 Convertible Notes in an aggregate principal amount of $665,000 to the Subscribers through December 31, 2017. The Company may conduct any number of additional closings so long as the final closing occurs on or before the five-month anniversary of the initial closing date and the amount does not exceed $1,500,000 or a higher amount determined by the Board of Directors.

The 2017 Convertible Notes bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on December 31, 2018 (the “Maturity Date”). If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “2017 Convertible Notes Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes shall automatically convert into the securities issued by the Company in the 2017 Convertible Notes Qualified Financing equal to the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in a future 2017 Convertible Notes Qualified Financing. The New Warrants also become exercisable upon a future 2017 Convertible Notes Qualified Financing for an amount of shares equal to the number of shares received by the holder in the 2017 Convertible Notes Qualified Financing at the same price per share of the securities issued in the 2017 Convertible Note Qualified Financing.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

Prior to the December amendment, if the Company had raised more than $3,000,000 in an equity financing before the Maturity Date, the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes would have automatically converted into the securities issued by the Company in such financing based originally on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the 2017 Convertible Notes divided by $2.25 or (ii) the outstanding principal and accrued interest on the 2017 Convertible Notes multiplied by 1.25, divided by the price paid per security in such financing. The New Warrants would have also become exercisable in conjunction with the 2017 Convertible Note Qualified Financing.

Lastly, if a change of control transaction occurs prior to the earlier of a Qualified Financing or the Maturity Date, the 2017 Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by our Board of Directors as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the 2017 Convertible Notes pursuant to this paragraph, is referred to herein as the “Conversion Date”). Change of control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets. The New Warrants also become exercisable upon a change of control transaction for an amount of shares equal to the number of shares received by the holder upon conversion in connection with such transaction at the same price per share that the 2017 Convertible Notes converted in the change of control transaction.

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described previously. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $294,615 higher than the carrying value of the Convertible Notes net of unamortized debt discount on the date of the modification. The $294,615 difference as well as legal costs associated with the amendment in the amount of $8,945 were recorded as a loss on convertible notes extinguishment totaling $303,560 in the accompanying statements of operations for the year ended December 31, 2017. After the modification, there remained a debt discount of $27,371 of which $1,286 was amortized during the remainder of December 2017.

The 2017 Convertible Notes contain a conversion discount in the event of a 2017 Convertible Notes Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $128,525 during the year ended December 31, 2017. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $3,815 for the year ended December 31, 2017. The unamortized discount in the amount of $87,769 outstanding at the time of the December 2017 amendment was expensed and included as part of the loss on convertible notes extinguishment. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the 2017 Convertible Notes in the consolidated statements of operations which amounted to an expense of $466 for the year ended December 31, 2017.

The New Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants. Input assumptions used were as follows: risk-free interest rate of 2.22 percent; expected volatility of 50 percent; expected life of 5.38 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis as there has been very limited trading with the Company’s common stock since the Acquisition on July 20, 2017.  The 2017 Convertible Note proceeds assigned to the New Warrants were $336,571 during the year ended December 31, 2017 which represented their fair value at issuance and were discounted from the 2017 Convertible Notes and reflected as a warrant liability. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $9,971 for the year ended December 31, 2017. The unamortized discount in the amount of $230,615 outstanding at the time of the December 2017 amendment was expensed and included as part of the loss on convertible notes extinguishment. The Company also recorded the fair value changes of the warrant liability associated with the 2017 Convertible Notes in the consolidated statements of operations which amounted to a benefit of $(1,337) for the year ended December 31, 2017.

In connection with the 2017 Convertible Notes, the Company incurred original cost of issuance in the amount of $5,283 which consisted of legal costs and was recorded as an issuance cost discount to the 2017 Convertible Notes, of which $157 was amortized to interest expense during the year ended December 31, 2017.

2016 and 2017 Convertible Note Subscription Agreements

Pursuant to the Subscription Agreements, the Company is entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the Convertible Notes and associated Warrants or any portion of the 2017 Convertible Notes or New Warrants, and the right to purchase the Convertible Notes and associated Warrants or the 2017 Convertible Notes and associated New Warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercises that right within 15 days of receiving written notice. The Company has granted the subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the respective Subscription Agreements.

NOTE 9 – Investment Banker Fee

Investment Banker Fee

NeuroOne paid a $50,000 non-refundable fee to an investment banker in December 2016 to raise equity financing. This fee is reflected in NeuroOne’s December 31, 2016 balance sheet as a prepaid expense. NeuroOne subsequently concluded that the investment banker was not expected to raise any equity and therefore expensed the fee in March 2017.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

NOTE 10 – Stock-Based Compensation

NeuroOne formally adopted an equity incentive plan (“the 2016 Plan”) on October 27, 2016 which was subsequently adopted by the Company upon completion of the Acquisition. In addition, the Company adopted a 2017 Equity Incentive Plan (the “2017 Plan”) on April 17, 2017. The 2016 and 2017 Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company reserved 2,292,265 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) for issuance under the 2016 and 2017 Plans on a combined basis. The Company began granting stock options and restricted stock awards in the second quarter of 2017. During the year ended December 31, 2017, 365,716 stock options for shares of common stock were granted to directors and consultants at a weighted average exercise price of $0.035 per share. The stock options granted during the year ended December 31, 2017 had a weighted average grant date fair value of $0.014 per share with various vesting periods and expire in ten years from the date of grant. In addition, the Company issued 215,453 shares of restricted common stock at a grant date fair value of $0.034 with performance vesting conditions from the 2016 Plan during the year ended December 31, 2017. All performance vesting conditions for the restricted common stock were met and there were no unvested shares as of December 31, 2017. Compensation expense associated with restricted common stock shares was $7,220.

The following table summarizes the Company’s stock option plan activity for the years ended December 31, 2017 as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value(1)

Outstanding at December 31, 2016	—	$—	—	$—
Granted	365,716	$0.03	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	—	$—	—	—
Outstanding at December 31, 2017	365,716	$0.03	9.3	$908,920
Vested and exercisable at December 31, 2017	365,716	$0.03	9.3	$908,920
Vested and expected to vest at December 31, 2017	365,716	$0.03	9.3	$908,920

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2017 of $2.52 per share, respectively.

Stock-based compensation expense, including stock options and restricted stock, was included in general and administrative and research and development costs as follows in the accompanying consolidated statements of operations:

2017
General and administrative	$2,065
Research and development	74,729
Total stock-based compensation	$76,794

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the year ended December 31, 2017:

2017

Expected stock price volatility	47.8%
Expected life of options (years)	5.0
Expected dividend yield	0%
Risk free interest rate	1.9%

During the year ended December 31, 2017, 365,716 stock options and 215,453 restricted stock awards vested, respectively. The weighted average grant date fair value per share of options and restricted stock awards vesting during the year ended December 31, 2017 was $0.014 and $0.034, respectively. No stock options were forfeited during the year ended December 31, 2017. As of December 31, 2017, 1,711,096 shares were available for future issuance on a combined basis under the 2016 and 2017 Plans.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

NOTE 11 – Stockholders’ /Member Deficit

Common Stock

The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, of which 7,864,994 shares were issued and outstanding at December 31, 2017.

Preferred Stock

The Company also has 10,000,000 shares of preferred stock authorized, par value $0.001 per share, of which no shares were issued and outstanding as of December 31, 2017.

Stockholders’ Deficit

Pursuant to the Acquisition of NeuroOne on July 20, 2017, the Company acquired 100% of NeuroOne shares in exchange for the issuance of Company shares and NeuroOne became the Company’s wholly-owned subsidiary. Also, at the closing, Mr. Samad (the majority owner of the Company prior to the Acquisition) tendered for cancellation 3,500,000 Company shares held by him as part of the conditions to closing resulting in a net exchange of 1,573,000 shares of common stock (see further details in Note 1 – Organization and Nature of Operations).

At the time of Acquisition, the Company had authorized 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Prior to the Merger, on October 20, 2016, NeuroOne issued 5,131,514 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) as founders’ shares to seven individuals. Three of those investors were officers of NeuroOne. NeuroOne recorded $9,050 of share subscription receivable for these stock issuances in 2016, which remained outstanding as of December 31, 2016. The shares were subscribed at value of $0.03 per share based on a valuation prepared by NeuroOne utilizing a weighted average market value of invested capital methodology. In June 2017, the purchase price owed by the seven individuals for the founders’ shares of NeuroOne under their respective subscription agreements totaling $9,050 was forgiven by NeuroOne prior to the Acquisition.

Merger/Member Equity

The sole member of the LLC received, upon the effectiveness of the Merger, in consideration for the cancellation of his membership interests in the LLC, 85,051 shares of common stock in NeuroOne (as adjusted for the exchange ratio in connection with the Acquisition).

NOTE 12 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including, but not limited to, the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

The Company has recorded the necessary provisional adjustments in the consolidated financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing and recorded a provisional reduction of $610,000 to its net gross deferred tax assets in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional reduction was fully offset by an equal reduction in the Company’s valuation allowance given the Company’s historical net losses, resulting in no net income tax expense being recorded. The Company may adjust these provisional amounts in future periods if its interpretation of the TCJA changes or as additional guidance becomes available. Any subsequent adjustment to these amounts is not expected to have a significant impact due to the valuation allowance.

NeuroOne LLC operated as a single-member LLC from formation on December 12, 2013 until it was merged into NeuroOne on October 27, 2016 (see Note 11 – Stockholders’/Member Deficit). As such, it was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was included in the consolidated financial statements for the period from January 1, 2016 through October 26, 2016.

The effective tax rate for NeuroOne Medical Technologies Corporation for the year ended December 31, 2017 and for period from October 7, 2016 to December 31, 2016 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for NeuroOne Medical Technologies Corporation is as follows:

	2017	2016
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(6.5)	(6.4)
Disqualified interest and other	0.9	0.6
Research credits	(1.2)	—
U.S. tax reform	12.1	—
Valuation allowance	28.7	39.8
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of December 31:

	2017	2016
Deferred tax assets:
Federal and state operating loss carryforwards	$871,371	$75,375
Acquired intangibles	5,433	514
Accruals	64,151	1,259
Convertible notes	534,749	28,884
Research and development credit carryforwards	63,197	—
Stock-based compensation	19,821	—
Total deferred tax assets	1,558,722	106,032
Valuation allowance	(1,558,722)	(106,032)
Net deferred tax assets	$—	$—

As of December 31, 2017 and 2016, the Company had gross deferred tax assets of approximately $1,559,000 and $106,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $1,559,000 and $106,000 as of December 31, 2017 and 2016, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2017 and 2016, the Company’s federal net operating loss carryforwards were approximately $3,032,000 and $186,000, respectively. The Company had federal research credit carryforwards as of December 31, 2017 and 2016 of approximately $36,000 and zero, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2036 if not utilized. As of December 31, 2017 and 2016, the Company had state net operating loss carryforwards of approximately $3,032,000 and $186,000, respectively. The Company had state research credit carryforwards of approximately $27,000 and zero as of December 31, 2017 and 2016, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5-percent shareholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period or beginning the day after the most recent ownership change, if shorter. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded at December 31, 2017 and 2016.

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements, continued

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.

The Company’s corporate returns are subject to examination for the 2016 tax year for federal and subject to examination for the 2016 tax year in one state jurisdiction.

NOTE 13 - Subsequent Events

Additional 2017 Convertible Notes

The Company issued additional 2017 Convertible Notes and New Warrants to investors for aggregate gross proceeds of $475,000 from January 2, 2018 to February 13, 2018 of which $125,000 was received from an existing stockholder.  The additional convertible notes and warrants issued have identical terms to the 2017 Convertible Notes and New Warrants disclosed in Note 8 - Convertible Promissory Notes and Warrant Agreements.

Amended and Restated Short-Term Notes

The Short-Term Notes were amended on March 12, 2018. The Amended and Restated Short-Term Notes became convertible promissory notes that bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018 (the “Maturity Date”). Pursuant to the terms of each Amended and Restated Short-Term Note, each subscriber received a replacement warrant (the “Replacement Warrant”) that effectively cancelled the original warrant that would have been issued upon the issuance of such Amended and Restated Short-Term Note. The Amended and Restated Short-Term Note also provided for the issuance of an additional warrant (the “Additional Warrant”).

If the Company raises more than $3,000,000 in an equity or equity-linked financing before the Maturity Date (the “Short-Term Note Qualified Financing”), the outstanding principal and accrued interest (the “Outstanding Balance”) on the Amended and Restated Short-Term Note shall automatically convert into the securities issued by us in the Short-Term Note Qualified Financing (the “New Round Stock”) based on the greater number of such securities resulting from either (i) the Outstanding Balance divided by $1.80 or (ii) the Outstanding Balance multiplied by 1.25, divided by the price paid per security in the Short-Term Note Qualified Financing. If a change of control transaction occurs prior to the earlier of a Short-Term Note Qualified Financing or the Maturity Date, the Amended and Restated Short-Term Notes would, at the election of the holders of a majority of the outstanding principal of the Amended and Restated Short-Term Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by the Company’s Board of Directors as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms’ length transaction or (ii) at the per share consideration to be paid in such transaction. The date of a conversion under a Short-Term Note Qualified Financing or a change of control transaction under the terms of the Amended and Restated Short-Term Notes is referred to herein as the “Conversion Date”. The Amended and Restated Notes are unsecured.

Replacement Warrants

Each Replacement Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the New Round Stock issued or issuable upon the conversion of the Amended and Restated Short-Term Note held by such holder at a per share exercise price equal to either (i) the actual per share price of New Round Stock if the Amended and Restated Short-Term Note converted in connection with a Short-Term Qualified Financing or (ii) the price at which the Amended and Restated Short-Term Note converted in connection with a change of control transaction. The Replacement Warrants are exercisable commencing on the Conversion Date and expire on November 21, 2021. The exercise price and number of the shares issuable upon exercising the Replacement Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

Additional Warrants

Each Additional Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the product obtained by multiplying (i) the outstanding principal amount of the Amended and Restated Short-Term Note held by such holder and (ii) 0.75; at a per share exercise price of $1.80. The Additional Warrants are exercisable commencing on the Conversion Date and expire on November 21, 2021. The exercise price and number of the shares issuable upon exercising the Additional Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

Unsecured Loan

On March 20, 2018, the Company received cash gross proceeds from an unsecured loan, represented by a promissory note, for $115,000 from an existing stockholder. The loan is interest free and requires that the Company repay the principal in full on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan includes customary events of default.

Consulting Agreement

On February 6, 2018, in consideration for consulting services, the Company agreed to issue to an investor relations firm 250,000 shares of common stock on the following schedule: 100,000 shares of common stock within ten days of executing the agreement, 50,000 shares on the 90th, 180th and 270th day anniversaries of February 6, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures over financial reporting that existed as of December 31, 2017 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer, recognizes that our internal control over financial reporting cannot prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Chief Executive Officer, assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

As a result of our assessment, our management communicated to the Audit Committee of our Board of Directors that an ineffective overall control environment existed as of December 31, 2017 given several material weaknesses. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions and segregation of duties.

We intend to recruit additional professionals to address these material weaknesses, as our business conditions warrant. However, we do not currently have adequate cash resources to invest in these additional resources. Accordingly, our remediation plans may be delayed. Although we believe that these corrective steps, when taken, will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report, as a smaller reporting company.

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

The Company engaged additional consulting resources to address the material weaknesses that existed previously related to insufficient internal personnel resources and technical accounting and reporting expertise.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2017, other than the hiring of consultants noted above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in and incorporated by reference from our Definitive Proxy Statement (the “Proxy Statement”) for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares Available Under the Plan

The following table presents information as of December 31, 2017 with respect to compensation plans under which shares of our Common Stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	365,716	0.035	1,711,096	(2)
Total	365,716	0.035	1,711,096	(2)

(1)

The number of shares of Common Stock reserved for issuance under our 2017 Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our Common Stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)	Consists of 1,300,000 shares reserved under the 2017 Equity Incentive Plan and 411,096 shares remaining available for issuance under the 2016 Equity Incentive Plan. Upon the closing of the Acquisition, we no longer granted awards under the 2016 Equity Incentive Plan, and all awards are granted under the 2017 Equity Incentive Plan.

Additional information required by this item is included in and incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements: The financial statements filed as part of this report are listed in Part II, Item 8.

(2)	Financial Statement Schedules:

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits below.

Exhibit No.	Document
2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.1 #	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.2 #	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 #	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

Exhibit No.	Document
10.4	Form of October 2016 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5	Form of November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6	Form of Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7	First Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.7 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8	Form of Second Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.9	Form of Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.8 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.10	Form of First Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.9 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.11	Form of Second Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.4 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.12	Stockholders Agreement by and among NeuroOne, Inc., and the stockholders party thereto dated as of October 20, 2016 (incorporated by reference to Exhibit 10.10 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.13 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.14	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.15	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.16 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.17 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.18 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

Exhibit No.	Document
10.19 +	Employment Agreement by and between NeuroOne LLC and Dave Rosa, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.17 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.20 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.21 +	Offer Letter to Thomas Bachinski from NeuroOne, Inc. dated January 9, 2017 (incorporated by reference to Exhibit 10.19 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.22 +	Offer Letter to Wade Fredrickson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.20 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.23 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017)

10.24	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.25 +	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.26	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.27	Form of August 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.28	Form of Promissory Note issued pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.29	First Amendment to Promissory Note by and between NeuroOne Medical Technologies Corporation and the Subscribers dated as of November 30 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 6, 2017)

10.30	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.31	Form of October 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.32	Form of Promissory Note issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.33	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.34	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.35	Form of Amended and Restated Promissory Note issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

Exhibit No.	Document
10.36	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.37	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.38	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.39	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.40	Non-Employee Director Compensation Policy

10.41	Lock-up Agreement, effective as of March 1, 2018 by and between Wade Fredrickson and the Company

16.1	Letter from Pritchett, Siler & Hardy, P.C., dated July 11, 2017 (incorporated by reference to Exhibit 16.2 on the Registrant's Current Report on Form 8-K filed on July 20, 2017)

21.1	Subsidiaries of the Registrant

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2018	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/S/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	April 16, 2018
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	April 16, 2018
Paul Buckman

/s/ SURAJ KALIA	Member of the Board of Directors	April 16, 2018
Suraj Kalia

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	April 16, 2018
Jeffrey Mathiesen