Form 10-Q
period 2018-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2018-05-16
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018

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

The number of outstanding shares of the registrant’s common stock as of May 14, 2018 was 8,014,994.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$25,198	$26,467
Prepaid expenses	7,146	7,146
Total current assets	32,344	33,613
Intangible assets, net	211,420	216,372
Total assets	$243,764	$249,985

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,522,874	$1,021,617
Short-term promissory notes and unsecured loan, net of discount	369,124	253,000
Convertible promissory notes, net and accrued interest	2,505,089	2,168,340
Premium conversion derivatives	607,173	462,174
Total current liabilities	5,004,260	3,905,131
Warrant liability	1,634,059	1,381,465
Total liabilities	6,638,319	5,286,596

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued or outstanding as of March 31, 2018 and December 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; and 7,864,994 shares issued and outstanding as of March 31, 2018 and December 31, 2017.	7,865	7,865
Additional paid–in capital	279,150	280,320
Accumulated deficit	(6,681,570)	(5,324,796)
Total stockholders’ deficit	(6,394,555)	(5,036,611
Total liabilities and stockholders’ deficit	$243,764	$249,985

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2018	2017

Operating expenses:
General and administrative	$992,435	$444,016
Research and development	105,045	72,041
Total operating expenses	1,097,480	516,057
Loss from operations	(1,097,480)	(516,057)
Interest expense	(193,034)	(213,550)
Net change in fair value for the warrant liability and premium conversion derivatives	119,960	32
Loss on short-term notes extinguishment	(186,220)	—
Net loss	$(1,356,774)	$(729,575)
Net loss per share:
Basic and diluted	$(0.17)	$(0.14)
Number of shares used in per share calculations:
Basic and diluted	7,864,994	5,216,565

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2018	2017

Operating activities
Net loss	$(1,356,774)	$(729,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,952	5,007
Stock-based services expense	254,437	—
Non-cash interest on short-term and convertible promissory notes	54,116	17,887
Non-cash discount amortization on convertible promissory notes	138,918	178,541
Note issuance costs attributed to warrant liability	—	15,803
Revaluation of premium conversion derivatives	4,032	183
Revaluation of warrant liability	(123,992)	(215)
Loss on short-term notes extinguishment	186,220	—
Change in assets and liabilities:
Prepaid expenses	—	53,823
Accrued expenses	246,822	107,627
Net cash used in operating activities	(591,269)	(350,919)
Financing activities
Proceeds from issuance of convertible promissory notes	236,136	192,427
Proceeds from issuance of warrants associated with short-term and convertible promissory notes	238,864	182,693
(Repayment) proceeds from short term unsecured loan	115,000	(50,000)
Issuance costs related to convertible promissory notes	—	(5,130)
Issuance costs related to warrants	—	(4,870)
Net cash provided by financing activities	590,000	315,120
Net decrease in cash	(1,269)	(35,799)
Cash at beginning of period	26,467	522,217
Cash at end of period	$25,198	$486,418
Supplemental non-cash financing and investing transactions:
Bifurcation of premium conversion derivative related to convertible promissory notes	$91,298	$72,732
Accrued issuance costs attributed to convertible promissory notes	$—	$16,645
Accrued issuance costs attributed to warrant liability	$—	$15,803

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – Organization and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company”), a Delaware Corporation, was originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition (as defined below), the Company completed a series of steps contemplated by a Plan of Conversion pursuant to which the Company, among other things, changed its name to NeuroOne Medical Technologies Corporation, increased its authorized number of shares of common stock from 45,000,000 to 100,000,000, increased its authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, the Company, through a wholly owned acquisition subsidiary, acquired 100% of the outstanding capital stock of NeuroOne, Inc. (“NeuroOne”) in a reverse triangular merger and reorganization pursuant to Section 368(a) of the Internal Revenue Code (the “Acquisition”). The Acquisition was accounted for as a capital transaction, or reverse recapitalization. NeuroOne was the accounting acquirer in this transaction. As such, the historical financial statements of NeuroOne reflect operations of the Company for all periods presented prior to the date of the Acquisition. The accompanying condensed consolidated financial statements subsequent to the Acquisition include those of the Company, as well as those of its wholly owned subsidiary NeuroOne.

Subsequent to the Acquisition, the Company’s operating activities became the same as those of NeuroOne, an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders.

To date, the Company has recorded no product sales and has a limited expense history. The Company is a development stage company and its activities to date have included raising capital to fund the development of its proprietary technology and seek regulatory clearances required to initiate commercial activities.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Annual Report on Form 10-K for the year ended December 31, 2017. The condensed balance sheet at December 31, 2017 was derived from the audited financial statements of the Company.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain prior period balances have been reclassified to conform to the current period presentation. Specifically, the Company reclassified all fair market valuation adjustments related to the warrant liability and to the premium conversion derivative from interest expense to a separate line item on the condensed consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $6,681,570 as of March 31, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through March 31, 2018, the Company has completed a $115,000 unsecured loan financing, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes as described below), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,140,000 convertible promissory note financing of a planned $2 million subscription. See Note 13 – Subsequent Events for financings that have closed after March 31, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of March 31, 2018, the Company did not have any deposits in excess of federally insured amounts.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

As of March 31, 2018 and December 31, 2017, the fair values of cash, other assets, accrued expenses and the unsecured loan approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term and convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the short-term and convertible promissory notes of the Company were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2018 and 2017.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,634,059	$—	$—	$1,634,059
Premium conversion derivatives	607,173	—	—	607,173
Total liabilities at fair value	$2,241,232	$—	$—	$2,241,232

	As of December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,381,465	$—	$—	$1,381,465
Premium conversion derivatives	462,174	—	—	462,174
Total liabilities at fair value	$1,843,639	$—	$—	$1,843,639

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the three month periods ended March 31, 2018 and 2017:

	2018	2017
Warrant liability
Balance as of beginning of period	$1,381,465	$345,960
Value assigned to warrants in connection with convertible promissory and short-term notes	376,586	182,693
Change in fair value of warrant liability	(123,992)	(215)
Balance as of end of period	$1,634,059	$528,438

	2018	2017
Premium debt conversion derivatives
Balance as of beginning of period	$462,174	$137,650
Value assigned to the underlying derivatives in connection with convertible promissory and short-term notes	140,967	72,732
Change in fair value of premium debt conversion derivatives	4,032	183
Balance as of end of period	$607,173	$210,565

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through March 31, 2018, the Company has not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the convertible promissory notes and short-term notes when applicable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the short term notes and convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying consolidated statements of operations.

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

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of short-term and convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable in cases where warrant pricing protections in future equity financings are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying condensed consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the consolidated statements of operations.

Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the condensed consolidated statements of operations. The Company determined that the redemption features under the amended short-term promissory notes and convertible promissory notes qualified as embedded derivatives and were separated from their debt hosts.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Income Taxes

For the Company, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss Per Share

For the Company, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s short-term notes, convertible promissory notes, warrants and stock options are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the short-term notes and convertible promissory notes utilizing the if-converted method was not applicable during the three month periods ended March 31, 2018 and 2017 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three month periods ended March 31, 2018 and 2017.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three month periods ended March 31, 2018 and 2017:

	2018		2017
Warrants	189,750	(1)	597,283
Stock options	365,716		—

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this standard for the three months ended March 31, 2018. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft.  Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.  The Company, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.  The outcome and potential loss related to this matter is unknown as of March 31, 2018.

The Company has no insurance coverage to protect against any losses that the Company may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of his services would be detrimental to the Company’s operations and prospects.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 5 – Intangibles

Intangible assets consisted of the following at March 31, 2018:

	Useful Life
Net Intangibles, December 31, 2017	12-13 Years	$216,372
Less: amortization		(4,952)
Net Intangibles, March 31, 2018		$211,420

Amortization expense was $4,952 and $5,007 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accrued license fees	$120,000	$120,000
Accrued services	868,811	600,339
Accrued issuance costs	28,083	28,083
Accrued payroll	251,543	223,195
Advances	—	50,000
Other (1)	254,437	—
	$1,522,874	$1,021,617

(1)	Accrued expenses include an obligation to issue stock awards and stock options to consultants that have met vesting requirements as of March 31, 2018 in the amount of $254,437. See Note 10 – Stock-Based Compensation for further detail.

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

In August 2017, the Company’s Board of Directors (the “Board”) authorized, and the Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 prior to issuance costs of $3,030 which were discounted from the Short-Term Notes and were amortized ratably to interest expense over the original term of the Short-Term Notes up though November 2017. On November 30, 2017, the Short-Term Notes were amended to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage to 189,750 common stock purchase warrants (“Original Warrants”). The Original Warrants had a term of 5 years and an exercise price of $1.80 and would have been immediately exercisable upon maturity of the Short-Term Notes prior to the amendment described below. The November 30, 2017 amendment resulted in a substantial modification to the Short-Term Notes and was accounted for under the provisions of extinguishment accounting.

The Short-Term Notes were subsequently amended and restated on March 12, 2018 (the “Amended and Restated Short-Term Notes”). The Amended and Restated Short-Term Notes became convertible promissory notes that bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018 (the “Short-Term Note Maturity Date”). Pursuant to the terms of each Amended and Restated Short-Term Note and a consent signed by the Company and each holder, the Original Warrants under the Short-Term Notes were modified whereby each subscriber received a replacement warrant (the “Replacement Warrant”) upon the issuance of the Amended and Restated Short-Term Note, in lieu of the Original Warrant. In addition, each holder was issued an additional warrant (the “Additional Warrant”).

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

If the Company raises more than $3,000,000 in an equity or equity-linked financing before July 31, 2018 (the “Short-Term Note Qualified Financing”), the outstanding principal and accrued interest (the “Outstanding Balance”) on the Amended and Restated Short-Term Notes shall automatically convert into the securities issued by the Company in the Short-Term Note Qualified Financing (the “New Round Stock”) based on the greater number of such securities resulting from either (i) the Outstanding Balance divided by $1.80 or (ii) the Outstanding Balance multiplied by 1.25, divided by the price paid per security in the Short-Term Note Qualified Financing. If a change of control transaction occurs prior to the earlier of a Short-Term Note Qualified Financing or the Short-Term Note Maturity Date, the Amended and Restated Short-Term Notes would, at the election of the holders of a majority of the outstanding principal of the Amended and Restated Short-Term Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by the Board as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms’ length transaction or (ii) at the per share consideration to be paid in such transaction. The date of a conversion under a Short-Term Note Qualified Financing or a change of control transaction under the terms of the Amended and Restated Short-Term Notes is referred to herein as the “Conversion Date”.

Replacement Warrants

Each Replacement Warrant grants the holder the option to purchase up to the number of shares of capital stock of the Company equal to the New Round Stock issued or issuable upon the conversion of the Amended and Restated Short-Term Note held by such holder at a per share exercise price equal to either (i) the actual per share price of New Round Stock if the Amended and Restated Short-Term Notes converted in connection with a Short-Term Note Qualified Financing or (ii) the price at which the Amended and Restated Short-Term Notes converted in connection with a change of control transaction. The Replacement Warrants are exercisable commencing on the Conversion Date and expire on November 21, 2021. The exercise price and number of the shares issuable upon exercising the Replacement Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

The Replacement Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance with an offset to extinguishment loss described further below. The fair value changes of the warrant liability associated with the Short-Term Notes are recorded at each reporting date in the condensed consolidated statements of operations which amounted to a benefit of $(2,371) for the three months ended March 31, 2018. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants as of March 31, 2018. Input assumptions used were as follows: risk-free interest rate of 2.45 percent; expected volatility of 50 percent; expected life of 3.64 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock

Additional Warrants

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

The Additional Warrants were deemed to be a free-standing instrument and were accounted for as equity as there were no variable terms. The Additional Warrants amounted to 189,750 shares as of both the March 12, 2018 amendment date and as of March 31, 2018 with terms that largely parallel the provisions of the Original Warrants except that the Additional Warrants are exercisable on the Conversion Date as opposed to the Short-Term Note Maturity Date and the expiration date was moved up to November 21, 2021 from July 31, 2023. The fair value differential between the Original Warrants and the Additional Warrants was a reduction of $22,624. The fair value change was recorded as a reduction to additional paid-in capital in the accompanying condensed balance sheets and was included as part of the extinguishment loss discussed further below.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Premium Conversion Derivative

Upon the March 2018 amendment, the Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 12, 2018 amendment with a corresponding offset to extinguishment loss which is described further below. Subsequent to the amendment, the embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the condensed consolidated statements of operations for an expense of $43 for the three months ended March 31, 2018.

Other

The March 2018 amendment resulted in a substantial modification to the Short-Term Notes whereby additional conversion features and warrant coverage were added. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on Short-Term Notes extinguishment in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 was recorded in the amount of $186,220, which represented the difference between the carrying value of the Short-Term Notes over the combined fair values of the Short-Term Notes, premium conversion derivative, Replacement Warrant and Additional Warrants on the date of the amendment. The fair value decrease of the Short-Term Notes (inclusive of principal and interest, non-bifurcated embedded conversion feature and the Additional Warrants) relative to its adjusted carrying value at the time of the amendment was $1,170 which was recorded as a reduction to additional paid-in capital on the accompanying condensed balance sheets.

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

Unsecured Loans

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from an existing stockholder. The loan is interest free and requires that the Company repay the principal in full on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan includes customary events of default.

Additionally, NeuroOne received a $50,000 short-term unsecured loan in November 2016 from the placement agent for its convertible promissory note financing (see Note 8 – Convertible Promissory Notes and Warrant Agreements). NeuroOne incurred no fees or interest costs for this temporary loan and it was repaid in full in February 2017.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of March 31, 2018	As of December 31, 2017
2016 convertible promissory notes, net of discounts	$1,578,239	$1,543,652
2017 convertible promissory notes, net of discounts	753,637	504,465
Accrued interest	173,213	120,223
	$2,505,089	$2,168,340

2016 Convertible Promissory Notes

In November 2016 and as amended in June 2017, the Board authorized the Company to issue convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) for aggregate gross proceeds of up to $2.5 million and entered into subscription agreements with subscribers (the “2016 Private Placement”). The Company amended the Convertible Notes and Warrants again on November 20, 2017 to extend the maturity date of the Convertible Notes from November 21, 2017 to July 31, 2018 and to change the terms of the underlying Warrants that include the removal of down-round pricing protection provisions as described more fully below.

As of March 31, 2018, the Company issued a total of $1,625,120 of Convertible Notes and Warrants to investors. The Convertible Notes are unsecured. The Convertible Notes bear interest at a fixed rate of 8 percent per annum and require the Company to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018 or the consummation of the next equity or equity-linked round of financing resulting in more than $3.0 million in gross proceeds (a “Qualified Financing”). If a Qualified Financing occurs before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Convertible Notes automatically converts into the securities issued by the Company in such financing based on the greater number of securities resulting from either the outstanding principal and accrued interest on the Convertible Notes divided by $1.80, or the outstanding principal and accrued interest on the Convertible Notes multiplied by 1.25, divided by the price paid per security in the Qualified Financing. If the Company fails to complete a Qualified Financing by July 31, 2018, the Convertible Notes will be immediately due and payable on such date.

If a change of control transaction or initial public offering occurs prior to a Qualified Financing, the Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of the per share value as determined by the Board as if in connection with the granting of stock based compensation, or in a private sale to a third party in an arms-length transaction, or at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50 percent of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the assets of the Company.

Prior to the June 2017 amendment, the Warrants granted holders the option to purchase either (i) if exercised after conversion of the Convertible Notes, the number of shares equal to the number of shares received by the holders upon the conversion of the Convertible Notes, or (ii) if exercised prior to conversion of the Convertible Notes, the number of shares of common stock equal to the outstanding principal and accrued interest on the Convertible Note held by such warrant holder divided by $1.80. The Warrants were immediately exercisable on the date of issuance and expired on November 21, 2021. In June 2017, however, the Company amended the terms of the Warrants under the Convertible Notes to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. The amount of warrant shares to be issued are now contingent and are based on the number of shares of common stock received by the holder of the Convertible Notes upon conversion of such holder’s Convertible Notes, and at an exercise price equal to the same price per share of the securities issued in the Qualified Financing. The Warrants expire on November 21, 2021 in the event of a Qualified Financing or expire unissued if the notes have not been converted.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Warrants. Input assumptions used were as follows: risk-free interest rate of 2.45 and 2.08 percent as of March 31, 2018 and December 31, 2017, respectively; expected volatility of 50 percent as of March 31, 2018 and December 31, 2017; expected life of 3.64 and 3.89 years as of March 31, 2018 and December 31, 2017, respectively; and expected dividend yield of 0 percent as of March 31, 2018 and December 31, 2017. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock. The Convertible Note proceeds assigned to the Warrants were zero and $182,693 during the three months ended March 31, 2018 and 2017, respectively, which represented their fair value at issuance, and were discounted from the Convertible Notes and reflected as a warrant liability. The discount was amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was zero and $118,862 for the three months ended March 31, 2018 and 2017, respectively. The Company also recorded the fair value changes of the warrant liability associated with the Convertible Notes in the condensed consolidated statements of operations which amounted to a benefit of $(130,976) and $(215) for the three months ended March 31, 2018 and 2017, respectively.

The November 2017 amendment resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended, and the terms associated with the Warrants were revised. The fair value of the underlying convertible notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt and is being amortized over the amended term of the Convertible Notes. The amortization recorded during the three months ended March 31, 2018 and 2017 was $34,585 and zero, respectively.

At the time of their issuance, the Convertible Notes contained a 125% conversion premium in the event that a Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes in the amount of zero and $72,732 during the three months ended March 31, 2018 and 2017, respectively. The discount was being amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was zero and $47,318 for the three months ended March 31, 2018 and 2017, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Convertible Notes in the condensed consolidated statements of operations for an expense of $2,666 and $183 for the three months ended March 31, 2018 and 2017, respectively.

In connection with the Convertible Notes, the Company incurred issuance costs in the amount of $151,915, which included (i) a placement agent cash fee, which was $113,610 for the Convertible Notes issued through June 19, 2017 (ii) the obligation to issue a warrant to the placement agent (the “placement agent warrant”) which will have an exercise price of $2.00 per share of common stock and had a total fair value of $4,855 on date of Convertible Note issuance, and (iii) legal expenses of $33,450. The placement agent warrant is issuable at the time the private placement transaction closes which has not occurred as of March 31, 2018. The placement agent warrant will be immediately exercisable on the date of issuance and will expire five years following the date of issuance. The placement agent is to receive a placement agent warrant to purchase shares of common stock in an amount equal to 8% of the common stock (or common stock equivalents) purchased by investors in the private placement transaction. As of March 31, 2018 and December 31, 2017, the Company has an obligation to issue a placement agent warrant for the purchase of approximately 63,000 shares of common stock. The Company recorded an issuance cost discount to the Convertible Notes in the amount of zero and $16,645 during the three months ended March 31, 2018 and 2017, respectively, of which zero and $12,361 was amortized to interest expense during the three months ended March 31, 2018 and 2017, respectively. The balance of the issuance costs in the amount of zero and $15,803 was attributed to the Warrants and was immediately recorded as interest expense upon issuance during the three months ended March 31, 2018 and 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

2017 Convertible Notes

On October 4, 2017, the Company initially entered into a subscription agreement (with certain investors (the “Subscribers”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (each, a “Note” and collectively, the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s capital stock in the event of a conversion event. The number of shares and pricing per share of the New Warrants are based on the underlying conversion event and are exercisable for five years commencing on the triggering conversion event. In November 2017, the Board approved an increase in the authorized subscription from $1,000,000 to $1,500,000. The subscription agreement and the 2017 Convertible Notes were amended on December 14, 2017 to move up the maturity date from October 4, 2022 to December 31, 2018, remove subordination provisions and simplify the conversion provision in the event of a qualified financing as described more fully below. In May 2018, the Board approved an increase in the authorized subscription from $1,500,000 to $2,000,000 and extended the offering period from five months to eight months.

The initial closing of the Private Placement was consummated on October 4, 2017, and the Company entered into additional subscription agreements and issued 2017 Convertible Notes in an aggregate principal amount of $1,140,000 to the Subscribers through March 31, 2018. The Company may conduct any number of additional closings so long as the final closing occurs on or before the eight-month anniversary of the initial closing date and the amount does not exceed $2,000,000 or a higher amount determined by the Board. See Note 13 – Subsequent Events for closings that occurred after March 31, 2018.

The 2017 Convertible Notes bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on December 31, 2018 (the “2017 Convertible Notes Maturity Date”). If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “2017 Convertible Notes Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes shall automatically convert into the securities issued by the Company in the 2017 Convertible Notes Qualified Financing equal to the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The New Warrants also become exercisable upon a 2017 Convertible Notes Qualified Financing for an amount of shares equal to the number of shares received by the holder in the 2017 Convertible Notes Qualified Financing at the same price per share of the securities issued in the 2017 Convertible Notes Qualified Financing.

Prior to the December 2017 amendment, if the Company had raised more than $3,000,000 in an equity financing before October 4, 2022, the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes would have automatically converted into the securities issued by the Company in such financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the 2017 Convertible Notes divided by $2.25 or (ii) the outstanding principal and accrued interest on the 2017 Convertible Notes multiplied by 1.25, divided by the price paid per security in such financing. The New Warrants would have also become exercisable in conjunction with the 2017 Convertible Notes Qualified Financing.

Lastly, if a change of control transaction occurs prior to the earlier of a 2017 Convertible Notes Qualified Financing or the 2017 Convertible Notes Maturity Date, the 2017 Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets. The New Warrants also become exercisable upon a change of control transaction for an amount of shares equal to the number of shares received by the holder upon conversion in connection with such transaction at the same price per share that the 2017 Convertible Notes converted in the change of control transaction.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described previously. The fair value of the underlying Convertible Notes was $27,371 lower than the face amount of the 2017 Convertible Notes. The $27,371 difference was recorded as a discount to the debt and is being amortized over the amended term of the 2017 Convertible Notes. The amortization recorded during the three months ended March 31, 2018 was $6,432.

The 2017 Convertible Notes contain a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $91,298 for the convertible debt issued during the three months ended March 31, 2018. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $27,021 for the three months ended March 31, 2018. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $1,323 for the three months ended March 31, 2018.

The New Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants. Input assumptions used were as follows: risk-free interest rate of 2.57 and 2.22 percent as of March 31, 2018 and December 31, 2017, respectively; expected volatility of 50 percent as of March 31, 2018 and December 31, 2017; expected life of 5.21 and 5.38 years as of March 31, 2018 and December 31, 2017, respectively; and expected dividend yield of 0 percent as of March 31, 2018 and December 31, 2017. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis as there has been very limited trading with the Company’s common stock since the Acquisition on July 20, 2017. The 2017 Convertible Note proceeds assigned to the New Warrants were $238,864 during the three month period ended March 31, 2018, which represented their fair value at issuance and were discounted from the 2017 Convertible Notes and reflected as a warrant liability. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $70,505 for the three month period ended March 31, 2018. The Company also recorded the fair value changes of the warrant liability associated with  all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $9,355 for the three months ended March 31, 2018.

In connection with the 2017 Convertible Notes, the Company incurred original cost of issuance in the amount of $5,283 which consisted of legal costs and was recorded as an issuance cost discount to the 2017 Convertible Notes, of which $375 was amortized to interest expense during the three months ended March 31, 2018.

2016 and 2017 Convertible Note Subscription Agreements

Pursuant to the subscription agreements entered into in connection with the 2016 Private Placement and the Private Placement, the Company is entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the Convertible Notes and associated Warrants or any portion of the 2017 Convertible Notes or New Warrants, as applicable, and the right to purchase the Convertible Notes and associated Warrants or the 2017 Convertible Notes and associated New Warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercises that right within 15 days of receiving written notice. The Company has granted the subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the respective subscription agreements.

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

NOTE 10 – Stock-Based Compensation

NeuroOne formally adopted an equity incentive plan (“the 2016 Plan”) on October 27, 2016 which was subsequently adopted by the Company upon completion of the Acquisition. In addition, the Company adopted a 2017 Equity Incentive Plan (the “2017 Plan”) on April 17, 2017. The 2016 and 2017 Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company reserved 2,292,265 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) for issuance under the 2016 and 2017 Plans on a combined basis. The Company began granting stock options and restricted stock awards in the second quarter of 2017, under the 2016 Plan. During the three month periods ended March 31, 2018 and 2017, no stock options or restricted stock award grants were formally issued. See stock-based award liability section below for stock-based award grants committed, but not formally issued as of March 31, 2018.

During the three months ended March 31, 2018 and 2017, there was no vesting of formally issued stock options or restricted stock awards. No stock options were forfeited during the three months ended March 31, 2018 and 2017. As of March 31, 2018, 1,711,096 shares were available for future issuance on a combined basis under the 2016 and 2017 Plans.

There was no unrecognized stock-based compensation cost for stock options and restricted common stock as of March 31, 2018.

Stock-Based Award Liabilities

As of March 31, 2018, the Company had a formal obligation to issue future restricted common stock and common stock options relating to two consulting agreements. The estimated liability associated with the vested portions of these awards was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2018. The corresponding stock-based services expense related to the stock-based award liability was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations:

Three Months Ended
March 31, 2018
General and administrative	$252,000
Research and development	2,437
Total stock-based compensation	$254,437

A total of up to 250,000 shares of common stock was committed as a result of one consulting agreement for investor relation services executed in February 2018, but none of the underlying shares of common stock were issued as of March 31, 2018. The portion of the stock award that had met performance vesting conditions as of March 31, 2018 amounted to 100,000 common shares and were issued on April 26, 2018. The amount of compensation expense totaling $252,000 related to the vested common shares was based on the fair value of the underlying common stock at point of vesting which was $2.52 per share on a non-marketable basis. The common stock fair value was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock. The remaining 150,000 shares of the stock award will vest and be issued in 50,000 share quarterly tranches beginning in May 2018. The first 50,000 tranche of shares was issued on May 7, 2018.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Additionally, the Company recorded stock-based services expense related to unissued stock options associated with a second consulting agreement whereby the number of option shares and pricing will not be set until the occurrence of the award date which is defined as the earlier to occur of a public offering, qualified financing, or June 30, 2018. The number of option shares under the agreement is based on a $3,000 monthly compensation amount divided by the fair value of the underlying common stock on the award date. The exercise price will also be set at the fair value of the underlying common stock on the award date. The liability associated with the unissued options was based on an option share equivalent estimate that reflects the portion of the award where performance vesting conditions have been met as of March 31, 2018 and was based on the fair value of the Company’s common stock on March 31, 2018 as the award date has not occurred. The common stock fair value on March 31, 2018 was $2.30 per share and was determined based on a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock- option liability during the three month periods ended March 31, 2018:

2018

Expected stock price volatility	47.8%
Expected life of options (years)	5
Expected dividend yield	0%
Risk free interest rate	2.6%

Upon the issuance of all of the unissued options associated with the stock-based award liabilities, the estimated number of shares available for future issuance as of March 31, 2018 would be reduced from 1,711,096 shares to 1,704,574 as a result of the potential stock option issuance under the second consulting agreement. The 250,000 shares of common stock issuable under the February 2018 consulting agreement were not eligible for issuance under either of the 2016 or 2017 Plans as the consulting contract was not with an individual. See Note 12 - Stockholders’ Deficit for additional information.

NOTE 11 – Income Taxes

The effective tax rate for the three months ended March 31, 2018 and 2017 was zero percent. As a result of the analysis of all available evidence as of March 31, 2018 and December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended March 31, 2018 and 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the U.S. tax code. Changes affecting the Company’s consolidated financial statements include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The Company has adjusted the disclosure amounts related to deferred tax assets and the valuation allowance recorded to reflect the new federal corporate tax rates.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 12 – Stockholders’ Deficit

Common Stock

The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, of which 7,864,994 shares were issued and outstanding at March 31, 2018 and December 31, 2017. In connection with the February 2018 consulting contract discussed in Note 10 – Stock-based Compensation, up to 250,000 shares of common stock are issuable under the contract. Upon issuance, these shares are subject to restrictions pursuant to the provisions of Rule 144. On April 26, 2018 and May 7, 2018, 100,000 and 50,000 shares of common stock were issued under the contract, respectively, and subject to the restrictions under the provisions of Rule 144.

NOTE 13 – Subsequent Events

2017 Convertible Notes

The Company issued additional 2017 Convertible Notes and New Warrants to investors for aggregate gross proceeds of $350,000 from April 13, 2018 to May 8, 2018.  The additional convertible notes and warrants issued have identical terms to the 2017 Convertible Notes and New Warrants disclosed in Note 8 - Convertible Promissory Notes and Warrant Agreements.

Additionally, on May 8, 2018, the Board approved an increase in the maximum amount of aggregate 2017 Convertible Notes offered from $1,500,000 to $2,000,000.

Issuance of Common Stock

Between April 26, 2018 and May 7, 2018, the Company issued 150,000 shares of common stock to an investor relations firm in consideration for consulting services.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We were originally incorporated in the State of Nevada on August 20, 2009 as Original Source Entertainment, Inc. (“OSE”). OSE was originally formed to license songs to the television and movie industry. From our inception and prior to the acquisition of NeuroOne, Inc. (“NeuroOne”) on July 20, 2017 (the “Acquisition”), as described more fully below, our operations have been primarily limited to organizational, start-up, and capital formation activities. Upon completion of the Acquisition, more fully described below, our operations consist of the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by the Mayo clinic in five patients for research purposes and has not been tested in any clinical trials. We are based in Eden Prairie, Minnesota.

The Acquisition was accounted for as a capital transaction, or reverse recapitalization. As a result, the financial information contained in this Report reflect solely the operations of our wholly-owned subsidiary, NeuroOne, and its predecessor NeuroOne LLC (the “LLC”).

NeuroOne Medical Technologies Corporation

Form 10-Q

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

We have incurred losses since inception. As of March 31, 2018, we had an accumulated deficit of $6.7 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant operating expenses and net losses for the foreseeable future.

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

At March 31, 2018, we had $25,198 in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses in 2018. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Acquisition

On July 20, 2017, we entered into a Merger Agreement with NeuroOne and OSOK Acquisition Company to acquire NeuroOne (the “Merger Agreement”). The transactions contemplated by the Merger Agreement were consummated on July 20, 2017 and, pursuant to the terms of the Merger Agreement, (i) all outstanding shares of common stock of NeuroOne (“NeuroOne Shares”) were exchanged for shares of the Company’s common stock (“Common Stock”), based on the exchange ratio of 17.0103706 shares of Common Stock, for every one NeuroOne Share, which totaled 6,291,994 shares of Common Stock, for all of the then-outstanding NeuroOne Shares, (ii) all NeuroOne options were replaced with options (“Company Options”) based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, (iii) all NeuroOne warrants were replaced with warrants to purchase Common Stock of the Company (“Company Warrants”) and (iv) we assumed the outstanding convertible promissory notes of NeuroOne. Accordingly, we acquired 100% of NeuroOne in exchange for the issuance of shares of our Common Stock and NeuroOne became our wholly-owned subsidiary. Our sole business is the business of NeuroOne. Our management’s discussion and analysis below is based on the financial results of NeuroOne. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of NeuroOne Shares, NeuroOne Options and NeuroOne Warrants for shares of Common Stock, Company Options and Company Warrants, respectively, in the Acquisition, as well as the corresponding exercise price adjustments for such Company Options.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs related to our Series 1 Notes (as defined below), Series 2 Notes (as defined below) and Series 3 Notes (as defined below). The Series 1 Notes, Series 2 Notes, and Series 3 Notes bear interest at a fixed rate of 8% per annum, compounding annually.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives includes the change in the fair value of warrant liability and the premium conversion derivatives during the particular period while the warrant liability and the premium conversion derivatives are outstanding.

NeuroOne Medical Technologies Corporation

Form 10-Q

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth the results of operations for the three-months ended March 31, 2018 and 2017, respectively.

	For the three months ended March 31,
	2018	2017	Period to Period Change
Operating expenses:
General and administrative	$992,435	$444,016	$548,419
Research and development	105,045	72,041	33,004
Total operating expenses	1,097,480	516,057	581,423
Loss from operations	(1,097,480)	(516,057)	(581,423)
Interest expense	(193,034)	(213,550)	20,516
Net change in fair value for the warrant liability and premium conversion derivatives	119,960	32	119,928
Loss on short-term notes extinguishment	(186,220)	—	(186,220)
Net loss	$(1,356,774)	$(729,575)	$(627,199)

General and administrative expenses

General and administrative expenses were $1.0 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31, 2017. The increase was primarily due to an increase in stock-based compensation associated with a consulting contract of $0.3 million related to fund raising, and legal and accounting expenses of $0.3 million primarily related to public company related costs.

Research and development expenses

Research and development expenses were $0.1 million for the three months ended March 31, 2018, compared to $72,041 for the three months ended March 31, 2017. The increase was primarily due to an increase in salary-related expenses, stock-based compensation expense of $2,437 related to a consulting contract, and development materials and supplies to support the increased level of development activities during the first quarter of 2018.

 Interest expense

Interest expense, for the three months ended March 31, 2018 was $0.2 million consisting of interest expense of $54,116 and amortization of debt discount costs of $0.1 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes described further below. Interest expense, for the three months ended March 31, 2017 was $0.2 million consisting of interest expense and amortization of debt issuance costs of $0.2 million related to the Series 1 Notes and other interest expense of $1,318.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the three months ended March 31, 2018 and 2017 was income of $0.1 million and $32, respectively. The change is due primarily to fluctuations in our Common Stock fair value and the number of potential shares of Common Stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes.

Loss on short-term notes extinguishment

Non-cash loss on short-term notes extinguishment for the three months ended March 31, 2018 was $0.2 million. There were no note extinguishments in the comparable prior year period. The Series 2 Notes were amended in March 2018. The amendment for the Series 2 Notes added additional embedded conversion features and warrant coverage. As a result of the modifications made to the Series 2 Notes, we accounted for the amendment as a note extinguishment.

NeuroOne Medical Technologies Corporation

Form 10-Q

Liquidity and Capital Resources

Historical Capital Resources

As of March 31, 2018, our principal source of liquidity consisted of cash deposits of $25,198. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical testing and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes, warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below for the outstanding balances on our convertible notes.

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendment”). The Series 3 Notes require us to repay the principal and accrued and unpaid interest thereon at December 31, 2018. If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “Series 3 Qualified Financing”), the outstanding principal and accrued and unpaid interest on the Series 3 Notes shall automatically convert into the securities issued by us in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing. If a Change of Control (as defined below) occurs prior to the earlier of a Series 3 Qualified Financing or December 31, 2018, the Series 3 Notes would, at the election of the holders of a majority of the outstanding principal amount of the Series 3 Notes, either become payable on demand as of the closing date of the Change of Control or become convertible into shares of Common Stock immediately prior to the Change of Control at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board of Directors (the “Board”) as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in the Change of Control (the date of any such conversion of the Series 3 Notes in connection with a Change of Control or Series 3 Qualified Financing, is referred to herein as the “Series 3 Conversion Date”). Change of Control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Each Series 3 Warrant grants the holder the option to purchase shares of our capital stock equal to the number of shares of capital stock of the Company received by the holder upon conversion of the Series 3 Notes at a per share exercise price equal to (i) the actual per share price of the securities issued in the Series 3 Qualified Financing if the Series 3 Notes convert in connection with such a qualified financing or (ii) the price at which the Series 3 Noted converted if they converted in connection with a Change of Control. The Series 3 Warrants are exercisable commencing on the Series 3 Conversion Date and expiring on the five year anniversary of that date. The exercise price and number of the shares of our capital stock issuable upon exercising the  Series 3 Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

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

The Series 2 Notes, as amended in March 2018, are now convertible promissory notes that bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018. If the Company raises more than $3,000,000 in an equity or equity-linked financing before July 31, 2018 (the “Series 2 Qualified Financing”), the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) on the Series 2 Notes shall automatically convert into the securities issued by us in the Series 2 Qualified Financing (the “New Round Stock”) based on the greater number of such securities resulting from either (i) the Outstanding Balance divided by $1.80 or (ii) the Outstanding Balance multiplied by 1.25, divided by the price paid per security in the Series 2 Qualified Financing. If a Change of Control occurs prior to the earlier of a Series 2 Qualified Financing or July 31, 2018, the Series 2 Notes would, at the election of the holders of a majority of the outstanding principal of the Series 2 Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 2 Notes in connection with a Change of Control or Series 2 Qualified Financing, is referred to herein as the “Series 2 Conversion Date”). The Series 2 Notes are unsecured.

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

Prior to amending the Series 2 Notes in November 2017 and March 2018, the notes were interest free and matured on February 18, 2018. Upon the maturity of the notes, the holder was entitled to receive a warrant exercisable for up to such number of shares of Common Stock equal to the quotient obtained by dividing the outstanding principal amount by two, at an exercise price of $1.80 per share. In connection with the November 2017 amendment, the maturity date was extended to July 31, 2018 and the number of shares of Common Stock issuable to the subscribers upon exercise of the warrants was increased (with each subscriber entitled to receive a warrant to purchase up to such number of shares of Common Stock equal to the amount of such subscriber’s note multiplied by 0.75), at an exercise price of $1.80 per share.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

The Series 1 Notes require us to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018, or the consummation of the next equity or equity-linked round of financing resulting in more than $3 million in gross proceeds (the “Series 1 Qualified Financing”). If a Series 1 Qualified Financing occurs before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Series 1 Notes shall automatically convert into the securities issued by us in the Series 1 Qualified Financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Series 1 Notes divided by $1.80 or (ii) the outstanding principal and accrued interest on the Series 1 Notes multiplied by 1.25, divided by the price paid per security in such financing. If a Change of Control or initial public offering occurs prior to the Series 1 Qualified Financing, the Series 1 Notes would, at the election of the holders of a majority of the outstanding principal of the Series 1 Notes, either become payable on demand as of the closing date of such transaction or become convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 1 Notes in connection with a Change of Control, initial public offering or Series 1 Qualified Financing, is referred to herein as the “Series 1 Conversion Date”).

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

In connection with an engagement letter with the placement agent for the Series 1 Notes and Series 1 Warrants, the placement agent was entitled to receive a warrant to purchase shares of Common Stock in an amount equal to 8% of the Common Stock purchased by investors in the Series 1 Notes and Series 1 Warrants private placement, which warrants have an exercise price of $2.00 per share. The placement agent warrant is immediately exercisable and expires five years from the date of issuance. We also paid the placement agent a cash fee of $113,610 (8% of the gross proceeds received from the Series 1 Note and Series 1 Warrant investors) and are obligated to issue to the placement agent a warrant to purchase shares of Common Stock in an amount equal to 8% of the Common Stock purchased by certain investors in the Series 1 Note and Series 1 Warrant transaction upon fulfillment of the maximum aggregate subscription amount, which warrant is expected to have an exercise price of $2.00 per share of our Common Stock.

NeuroOne Medical Technologies Corporation

Form 10-Q

Unsecured Loans

We received cash gross proceeds from an unsecured loan from a stockholder owning over 5% of the Company’s Common Stock, represented by a promissory note for $115,000 in March 2018. The loan is interest free and requires that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $3 million in gross proceeds or March 20, 2019. We also received cash proceeds from an unsecured loan for $50,000 in November 2016. We incurred no fees or interest costs related to the unsecured loan and repaid it in full in February 2017.

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

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

Under a License Agreement with WARF, as amended in February 2017 (the “WARF License”), we agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was just met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount. The initial $55,000 payment was due on May 3, 2018 and was paid on April 22, 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

NeuroOne Medical Technologies Corporation

Form 10-Q

Under an Amended and Restated exclusive license and development agreement between Mayo and NeuroOne, dated May 25, 2017 (the “Mayo Development Agreement”), NeuroOne issued Mayo NeuroOne Shares pursuant to a subscription agreement (which were converted into 859,976 shares of Common Stock in the Acquisition), and NeuroOne agreed to pay Mayo a cash payment of $91,708.80. Following the Acquisition, the rights and obligations under the Mayo Development Agreement transferred to the Company. In November 2017, the Company and Mayo amended the Mayo Development Agreement to extend the deadline of the cash payment to December 31, 2017, which the Company paid in December 2017. Additionally, we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	March 31,
	2018	2017

Net cash used in operating activities	$(591,269)	$(350,919)
Net cash provided by financing activities	590,000	315,120
Net decrease in cash	$(1,269)	$(35,799)

Net cash used in operating activities

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2018, which consisted of a net loss of $1.4 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, note discount amortization, revaluation of premium debt conversion derivative and warrant liabilities and short-term notes extinguishment, totaling $0.5 million in the aggregate, and an increase in accrued expenses of $0.2 million.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2017, which consisted of a net loss of $0.7 million partially offset by non-cash interest, discount amortization, and warrant issuance costs on the Series 1 Notes of $0.2 million, an increase in accrued expenses of $0.1 million, and an increase in prepaid expenses of $53,823.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2018, which consisted of net proceeds received upon the issuance of the Series 3 Notes and Warrants of $0.5 million and proceeds from an unsecured loan in the amount of $0.1 million during the three month period.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2017, which consisted of $0.4 million in net proceeds received upon the issuance of the Series 1 Notes and Series 1 Warrants during the quarter partially offset by the $50,000 repayment of a short-term unsecured loan.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 3 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 3— “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of March 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2018, disclosure controls and procedures were not effective due to previously identified material weaknesses. The material weaknesses related to our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions and segregation of duties.

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

PART II – OTHER INFORMATION

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

We have no insurance coverage to protect against any losses we may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of his services would be detrimental to our operations and prospects.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 10.1	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018).

Exhibit 10.2	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018).

Exhibit 10.3	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018).

Exhibit 10.4	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 on the Registrant’s Annual Report on Form 10-K filed on April 16, 2018).

Exhibit 10.5	Lock-up Agreement, effective as of March 1, 2018 by and between Wade Fredrickson and the Company (incorporated by reference to Exhibit 10.41 on the Registrant’s Annual Report on Form 10-K filed on April 16, 2018).

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2018

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

