Form 10-Q
period 2018-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2018-08-13
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2018

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

The number of outstanding shares of the registrant’s common stock as of August 8, 2018 was 9,456,505.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$22,608	$26,467
Prepaid expenses	619	7,146
Total current assets	23,227	33,613
Intangible assets, net	206,469	216,372
Total assets	$229,696	$249,985

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$82,193	$—
Accrued expenses	1,478,678	1,021,617
Unsecured loan	283,000	—
Short-term promissory notes	—	253,000
Convertible promissory notes, net and accrued interest – current portion	1,129,781	2,168,340
Premium conversion derivatives	328,609	462,174
Total current liabilities	3,302,261	3,905,131
Convertible promissory notes, net and accrued interest	2,050,613	—
Warrant liability	1,977,363	1,381,465
Other liabilities	188,000	—
Total liabilities	7,518,237	5,286,596

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued or outstanding as of June 30, 2018 and December 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017; and 8,014,994 and 7,864,994 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	8,015	7,865
Additional paid–in capital	646,000	280,320
Accumulated deficit	(7,942,556)	(5,324,796)
Total stockholders’ deficit	(7,288,541)	(5,036,611)
Total liabilities and stockholders’ deficit	$229,696	$249,985

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$946,685	$731,973	$1,939,120	$1,175,990
Research and development	225,529	156,716	330,574	228,757
Total operating expenses	1,172,214	888,689	2,269,694	1,404,747
Loss from operations	(1,172,214)	(888,689)	(2,269,694)	(1,404,747)
Interest expense	(304,403)	(350,049)	(497,437)	(563,599)
Net change in fair value for the warrant liability and premium conversion derivatives	215,631	(55,585)	335,591	(55,553)
Loss on notes extinguishment	—	—	(186,220)	—
Net loss	$(1,260,986)	$(1,294,323)	$(2,617,760)	$(2,023,899)

Net loss per share:
Basic and diluted	$(0.16)	$(0.22)	$(0.33)	$(0.37)
Number of shares used in per share calculations:
Basic and diluted	7,967,741	5,868,995	7,916,651	5,544,582

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2018	2017

Operating activities
Net loss	$(2,617,760)	$(2,023,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,903	9,104
Stock-based services expense	373,947	11,849
Forgiveness of share subscription agreement for founders’ shares	—	9,051
Non-cash interest on short-term and convertible promissory notes	120,411	43,856
Non-cash discount amortization on convertible promissory notes	377,026	482,505
Note issuance costs attributed to warrant liability	—	38,119
Revaluation of premium conversion derivatives	(351,616)	74,806
Revaluation of warrant liability	16,025	(19,253)
Loss on notes extinguishment	186,220	—
Change in assets and liabilities:
Prepaid expenses	6,527	46,677
Accounts payable and accrued expenses	584,458	414,019
Net cash used in operating activities	(1,294,859)	(913,166)
Investing activities
Purchase of intangible assets	(55,000)	—
Net cash used in investing activities	(55,000)	—
Financing activities
Proceeds from issuance of convertible promissory notes	432,849	484,201
Proceeds from issuance of warrants associated with short-term and convertible promissory notes	442,151	440,919
Proceeds (repayment) from short-term unsecured loan	283,000	(50,000)
Issuance costs related to convertible promissory notes	—	(33,039)
Advances relating to long-term financing	188,000	—
Issuance costs related to warrants	—	(29,570)
Net cash provided by financing activities	1,346,000	812,511
Net decrease in cash	(3,859)	(100,655)
Cash at beginning of period	26,467	522,217
Cash at end of period	$22,608	$421,562
Supplemental non-cash financing and investing transactions:
Bifurcation of premium conversion derivative related to convertible promissory notes	$168,383	$213,961
Accrued issuance costs attributed to convertible promissory notes	$2,850	$39,781
Accrued issuance costs attributed to warrant liability	$—	$38,119
Common stock issued in connection with purchase of intangible assets	$—	$23,115

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

Subsequent to the Acquisition, the Company’s operating activities became the same as those of NeuroOne, an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders that may benefit from artificial intelligence.

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

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $7,942,556 as of June 30, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

From inception through June 30, 2018, the Company has completed unsecured loan financings for gross proceeds of $283,000, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes as described below), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,540,000 convertible promissory note financing of a planned $2.0 million subscription. See Note 14 – Subsequent Events for financing transactions that have closed after June 30, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2018 without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2018, the Company did not have any deposits in excess of federally insured amounts.

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

As of June 30, 2018 and December 31, 2017, the fair values of cash, other assets, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term and convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the short-term and convertible promissory notes of the Company were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2018 and 2017.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,977,363	$—	$—	$1,977,363
Premium conversion derivatives	328,609	—	—	328,609
Total liabilities at fair value	$2,305,972	$—	$—	$2,305,972

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

	As of December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,381,465	$—	$—	$1,381,465
Premium conversion derivatives	462,174	—	—	462,174
Total liabilities at fair value	$1,843,639	$—	$—	$1,843,639

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the six month periods ended June 30, 2018 and 2017:

	2018	2017
Warrant liability
Balance as of beginning of period	$1,381,465	$345,960
Value assigned to warrants in connection with convertible promissory and short-term notes	579,873	440,919
Change in fair value of warrant liability	16,025	(19,253)
Balance as of end of period	$1,977,363	$767,626

	2018	2017
Premium debt conversion derivatives
Balance as of beginning of period	$462,174	$137,650
Value assigned to the underlying derivatives in connection with convertible promissory and short-term notes	218,051	213,961
Change in fair value of premium debt conversion derivatives	(351,616)	74,806
Balance as of end of period	$328,609	$426,417

Intellectual Property

NeuroOne LLC, the predecessor to NeuroOne, entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements, not related to royalties, are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through June 30, 2018, the Company has not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the convertible promissory notes and short-term notes when applicable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the short-term notes and convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with Accounting Standards Codification (ASC) 730, Research and Development.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Net Loss Per Share

For the Company, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible short-term notes, convertible promissory notes, warrants and stock options are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the short-term notes and convertible promissory notes utilizing the if-converted method was not applicable during the three and six month periods ended June 30, 2018 and 2017 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six month periods ended June 30, 2018 and 2017.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2018		2017	2018		2017

Warrants	189,750	(1)	902,834	189,750	(1)	902,834
Stock options	365,716		365,716	365,716		365,716

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this standard for the three and six month period ended June 30, 2018. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should generally apply the requirements of Topic 718 to nonemployee awards except in circumstances where there is specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 4 – Commitments and Contingencies

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, the Company was served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft.  Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.  The Company, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

On April 18, 2018, Mr. Christianson, the Company and NeuroOne filed a motion for dismissal, which has not yet been heard by the Court. They argue that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff's claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition.

The outcome and potential loss related to this matter is unknown as of June 30, 2018.

NOTE 5 – Intangibles

Intangible assets rollforward is as follows:

	Useful Life
License agreements, net at December 31, 2017	12-13 Years	$216,372
Less: amortization		(9,903)
License agreements, net at June 30, 2018		$206,469

Amortization expense was $4,951 and $4,097 for the three months ended June 30, 2018 and 2017, respectively, and $9,903 and $9,104 for the six months ended June 30, 2018 and 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accrued licensing agreement fees	$65,000	$120,000
Accrued services	1,118,872	600,339
Accrued issuance costs	30,933	28,083
Accrued payroll	256,926	223,195
Advances	—	50,000
Other (1)	6,947	—
	$1,478,678	$1,021,617

(1)	Accrued expenses include an obligation to issue stock options to a consultant that has met vesting requirements as of June 30, 2018 in the amount of $6,947. See Note 10 – Stock-Based Compensation for further detail.

NOTE 7 – Short-Term Promissory Notes, Unsecured Loans and Advances

	As of June 30, 2018	As of December 31, 2017
Short-term promissory notes, including accrued interest	$259,184	$253,000
Unsecured loans	$283,000	$—
Advances	$188,000	$—

Short-Term Promissory Notes

In August 2017, the Company’s Board of Directors (the “Board”) authorized, and the Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 prior to issuance costs of $3,030 which were discounted from the Short-Term Notes and were amortized ratably to interest expense over the original term of the Short-Term Notes up though November 2017. On November 30, 2017, the Short-Term Notes were amended to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage to 189,750 common stock purchase warrants (as amended, the “Original Warrants”). The Original Warrants had a term of 5 years and an exercise price of $1.80 and would have been immediately exercisable upon maturity of the Short-Term Notes prior to the amendment described below. The November 30, 2017 amendment resulted in a substantial modification to the Short-Term Notes and was accounted for under the provisions of extinguishment accounting.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The Short-Term Notes were subsequently amended and restated on March 12, 2018 (the “Amended and Restated Short-Term Notes”). The Amended and Restated Short-Term Notes became convertible promissory notes that bear interest at a fixed rate of 8% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018 (the “Short-Term Note Maturity Date”). Pursuant to the terms of each Amended and Restated Short-Term Note and a consent signed by the Company and each holder, the Original Warrants under the Short-Term Notes were modified whereby each subscriber received a replacement warrant (the “Replacement Warrants”) upon the issuance of the Amended and Restated Short-Term Note, in lieu of the Original Warrant. In addition, each holder was issued an additional warrant (the “Additional Warrants”). The Amended and Restated Short-Term Notes were classified as long-term convertible promissory notes on the accompanying condensed balance sheets at June 30, 2018 given their conversion into shares of common stock on July 2, 2018. See Note 14 – Subsequent Events with regard to the conversion and extinguishment of the Amended and Restated Short-Term Notes and the issuance of amended and restated Replacement Warrants and Additional Warrants.

Replacement Warrants

Each Replacement Warrant issued on March 12, 2018 granted the holder the option to purchase up to the number of shares of capital stock of the Company equal to the New Round Stock issued or issuable upon the conversion of the Amended and Restated Short-Term Note held by such holder at a per share exercise price equal to either (i) the actual per share price of New Round Stock if the Amended and Restated Short-Term Notes converted in connection with a Short-Term Note Qualified Financing or (ii) the price at which the Amended and Restated Short-Term Notes converted in connection with a change of control transaction. The Replacement Warrants were exercisable commencing on the Conversion Date and would have expired on November 21, 2021. The exercise price and number of the shares issuable upon exercising the Replacement Warrants were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

The Replacement Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance with an offset to extinguishment loss described further below. The fair value changes of the warrant liability associated with the Short-Term Notes were recorded at each reporting date in the condensed consolidated statements of operations which amounted to an expense of $12,701 and $10,330 for the three and six months ended June 30, 2018, respectively. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants as of June 30, 2018. Input assumptions used were as follows: risk-free interest rate of 2.65 percent; expected volatility of 50 percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock.

Additional Warrants

Each Additional Warrant issued on March 12, 2018 granted the holder the option to purchase up to the number of shares of capital stock of the Company equal to the product obtained by multiplying (i) the outstanding principal amount of the Amended and Restated Short-Term Note held by such holder and (ii) 0.75; at a per share exercise price of $1.80. The Additional Warrants were exercisable commencing on the Conversion Date and would have expired on November 21, 2021. The exercise price and number of the shares issuable upon exercising the Additional Warrants were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

The Additional Warrants were deemed to be free-standing instruments and were accounted for as equity as there were no variable terms. The Additional Warrants amounted to 189,750 shares as of both the March 12, 2018 amendment date and as of June 30, 2018 with terms that largely paralleled the provisions of the Original Warrants except that the Additional Warrants were exercisable on the Conversion Date as opposed to the Short-Term Note Maturity Date and the expiration date was moved up to November 21, 2021 from July 31, 2023. The fair value differential between the Original Warrants and the Additional Warrants was a reduction of $22,624. The fair value change was recorded as a reduction to additional paid-in capital in the accompanying condensed balance sheets and was included as part of the extinguishment loss discussed further below.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Premium Conversion Derivative

Upon the March 2018 amendment, the Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 12, 2018 amendment with a corresponding offset to extinguishment loss which is described further below. Subsequent to the amendment, the embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the condensed consolidated statements of operations for a benefit of $46,471 and $46,428 for the three and six months ended June 30, 2018, respectively.

Other

The March 2018 amendment resulted in a substantial modification to the Short-Term Notes whereby additional conversion features and warrant coverage were added. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on notes extinguishment in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2018 was recorded in the amount of $186,220, which represented the difference between the carrying value of the Short-Term Notes over the combined fair values of the Short-Term Notes, premium conversion derivative, Replacement Warrant and Additional Warrants on the date of the amendment. The fair value decrease of the Short-Term Notes (inclusive of principal and interest, non-bifurcated embedded conversion feature and the Additional Warrants) relative to its adjusted carrying value at the time of the amendment was $1,170 which was recorded as a reduction to additional paid-in capital on the accompanying condensed balance sheets.

Pursuant to the Short-Term Note subscription agreement, the Company was entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the Short-Term Notes and associated warrants, and the right to purchase the Short-Term Notes and associated warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercised that right within 15 days of receiving written notice. The Company had granted subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the Short-Term Note subscription agreement. Effective as of July 2, 2018, the Company entered into a debt conversion agreement with each of the Short-Term Note subscribers to convert the outstanding principal and accrued and unpaid interest under the Short-Term Notes into shares of Common Stock, to cancel and extinguish the Short-Term Notes and to amend and restate the Additional Warrants and the Replacement Warrants. See Note 14 – Subsequent Events for additional information on the conversion.

Unsecured Loans

In May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from existing stockholders of the Company. The loans are interest free and require that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans include customary events of default provisions.

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from an existing stockholder. The loan is interest free and requires that the Company repay the principal in full on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan includes customary events of default provisions.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Advances

In June 2018, the Company received advances from investors related to a July 2018 private placement financing in the amount of $188,000 (See Note 14 - Subsequent Events). The advances are reflected in the other liabilities line item on the accompanying condensed balance sheets.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of June 30, 2018	As of December 31, 2017
2016 convertible promissory notes, net of discounts	$1,613,207	$1,543,652
2017 convertible promissory notes, net of discounts	1,073,553	504,465
Accrued interest	234,450	120,223
Total	2,921,210	2,168,340
Current portion	(1,129,781)	(2,168,340)
Long-term portion	$1,791,429	$—

2016 Convertible Promissory Notes

From November 2016 to June 2017, the Company issued convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) in an aggregate principal amount of $1,625,120 and entered into subscription agreements with subscribers (the “2016 Private Placement”). The Company amended the Convertible Notes in December 2016 and November 2017 and the Warrants in June 2017 and November 2017 to, among other things, change the terms of the underlying Warrants that include the removal of down-round pricing protection provisions as described more fully below. See Note 14 – Subsequent Events with regard to the conversion of the Convertible Notes into shares of common stock, the corresponding extinguishment of the Convertible Notes and the issuance of amended and restated warrants on July 2, 2018.

The Convertible Notes were unsecured. The Convertible Notes accrued interest at a fixed rate of 8 percent per annum and required the Company to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018 or the consummation of the next equity or equity-linked round of financing resulting in more than $3.0 million in gross proceeds (a “Qualified Financing”). If a Qualified Financing had occurred before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Convertible Notes would have automatically converted into the securities issued by the Company in such financing based on the greater number of securities resulting from either the outstanding principal and accrued interest on the Convertible Notes divided by $1.80, or the outstanding principal and accrued interest on the Convertible Notes multiplied by 1.25, divided by the price paid per security in the Qualified Financing. If the Company failed to complete a Qualified Financing by July 31, 2018, the Convertible Notes would have been immediately due and payable on such date.

If a change of control transaction or initial public offering occurred prior to a Qualified Financing, the Convertible Notes would have, at the election of the holders of a majority of the outstanding principal of the Convertible Notes, either been payable on demand as of the closing date of such transaction, or been convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of the per share value as determined by the Board as if in connection with the granting of stock-based compensation, or in a private sale to a third party in an arms-length transaction, or at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50 percent of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the assets of the Company.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Prior to the June 2017 amendment, the Warrants granted holders the option to purchase either (i) if exercised after conversion of the Convertible Notes, the number of shares equal to the number of shares received by the holders upon the conversion of the Convertible Notes, or (ii) if exercised prior to conversion of the Convertible Notes, the number of shares of common stock equal to the outstanding principal and accrued interest on the Convertible Note held by such warrant holder divided by $1.80. The Warrants were immediately exercisable on the date of issuance and would have expired on November 21, 2021. In June 2017, however, the Company amended the terms of the Warrants under the Convertible Notes to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. The amount of warrant shares to be issued became contingent and were based on the number of shares of common stock received by the holder of the Convertible Notes upon conversion of such holder’s Convertible Notes, and at an exercise price equal to the same price per share of the securities issued in the Qualified Financing. The Warrants would have expired on November 21, 2021 in the event of a Qualified Financing or would have expired unissued if the notes were not converted.

The Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Warrants. Input assumptions used were as follows: risk-free interest rate of 2.65 and 2.08 percent as of June 30, 2018 and December 31, 2017, respectively; expected volatility of 50 percent as of June 30, 2018 and December 31, 2017; expected life of 3.39 and 3.89 years as of June 30, 2018 and December 31, 2017, respectively; and expected dividend yield of 0 percent as of June 30, 2018 and December 31, 2017. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock. The Convertible Note proceeds assigned to the Warrants were zero and $440,919 during the six months ended June 30, 2018 and 2017, respectively, which represented their fair value at issuance, and were discounted from the Convertible Notes and reflected as a warrant liability. The discount was amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximated the effective interest method and was fully amortized by December 31, 2017. The amortization expense was $198,295 and $317,157 for the three and six months ended June 30, 2017, respectively. The Company also recorded the fair value changes of the warrant liability associated with the Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $116,111 and benefit of $(19,038) for the three months ended June 30, 2018 and 2017, respectively, and a benefit of $(14,865) and $(19,253) for the six months ended June 30, 2018 and 2017, respectively.

The November 2017 amendment resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended, and the terms associated with the Warrants were revised. The fair value of the underlying convertible notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt and was being amortized over the amended term of the Convertible Notes. The amortization recorded during the three months ended June 30, 2018 and 2017 was $34,970 and zero, respectively, and $69,555 and zero during the six months ended June 30, 2018 and 2017, respectively.

At the time of their issuance, the Convertible Notes contained a 125% conversion premium in the event that a Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes in the amount of zero and $213,961 during the six months ended June 30, 2018 and 2017, respectively. The discount was being amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method and was fully amortized by December 31, 2017. The amortization expense was $86,163 and $133,481 for the three and six months ended June 30, 2017, respectively. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Convertible Notes in the condensed consolidated statements of operations for a benefit of $(313,303) and an expense of $74,623 for the three months ended June 30, 2018 and 2017, respectively, and a benefit of $(310,637) and an expense of $74,806 for the six months ended June 30, 2018 and 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

In connection with the Convertible Notes, the Company incurred issuance costs in the amount of $151,915, which included (i) a placement agent cash fee, which was $113,610 for the Convertible Notes issued through June 19, 2017 (ii) the obligation to issue a warrant to the placement agent (the “placement agent warrant”) which would have had an exercise price of $2.00 per share of common stock with a total fair value of $4,855 on date of Convertible Note issuance, and (iii) legal expenses of $33,450. The placement agent warrant was issuable at the time the private placement transaction closed which had not occurred as of June 30, 2018. The placement agent warrant was also immediately exercisable on the date of issuance and would have expired five years following the date of issuance. The placement agent was to receive a placement agent warrant to purchase shares of common stock in an amount equal to 8% of the common stock (or common stock equivalents) purchased by investors in the event that the 2016 Private Placement transaction was fully subscribed. As of June 30, 2018 and December 31, 2017, the Company accrued for the estimated obligation to issue a placement agent warrant for the purchase of approximately 63,000 shares of common stock had the 2016 Private Placement been fully subscribed. The Company recorded an issuance cost discount to the Convertible Notes in the amount of zero and $39,781 during the six months ended June 30, 2018 and 2017, respectively, and was fully amortized by December 31, 2017. During the three and six months ending June 30, 2017, $19,506 and $31,867 was amortized to interest expense, respectively. The balance of the issuance costs in the amount of $22,316 and $38,119 was attributed to the Warrants and was immediately recorded as interest expense upon issuance during the three and six months ended June 30, 2017, respectively.

Effective as of July 2, 2018, the Company entered into a debt conversion agreement with each of the Convertible Note subscribers to convert the outstanding principal and accrued and unpaid interest under the Convertible Notes into shares of Common Stock, to cancel and extinguish the Convertible Notes and amend and restate the Warrants. See Note 14 – Subsequent Events for additional information on the conversion.

2017 Convertible Notes

On October 4, 2017, the Company initially entered into a subscription agreement with certain investors (the “Subscribers”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (each, a “Note” and collectively, the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s capital stock in the event of a conversion event. The number of shares and pricing per share of the New Warrants are based on the underlying conversion event and are exercisable for five years commencing on the triggering conversion event. The subscription agreement, the 2017 Convertible Notes and New Warrants were amended on December 14, 2017 to move up the maturity date of the 2017 Convertible Notes from October 4, 2022 to December 31, 2018, remove subordination provisions and simplify the conversion provision of the 2017 Convertible Notes in the event of a qualified financing as described more fully below, to modify the exercise price of the New Warrants and to increase the authorized subscription amount to $1,500,000. In May 2018, the Board approved an increase in the authorized subscription from $1,500,000 to $2,000,000 and extended the offering period from the five month anniversary of the initial closing to the eight month anniversary of the initial closing. The initial closing of the Private Placement was consummated on October 4, 2017, and the Company entered into additional subscription agreements and issued 2017 Convertible Notes in an aggregate principal amount of $1,540,000 to the Subscribers through June 30, 2018.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

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

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described previously. The fair value of the underlying Convertible Notes was $27,371 lower than the face amount of the 2017 Convertible Notes. The $27,371 difference was recorded as a discount to the debt and is being amortized over the amended term of the 2017 Convertible Notes. The amortization recorded during the three and six months ended June 30, 2018 was $6,503 and $12,935, respectively.

The 2017 Convertible Notes contain a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $77,085 and $168,383 for the convertible debt issued during the three and six months ended June 30, 2018, respectively. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $53,987 and $81,008 for the three and six months ended June 30, 2018, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $4,126 and $5,449 for the three and six months ended June 30, 2018, respectively.

The New Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants. Input assumptions used were as follows: risk-free interest rate of 2.74 and 2.22 percent as of June 30, 2018 and December 31, 2017, respectively; expected volatility of 50 percent as of June 30, 2018 and December 31, 2017; expected life of 5.21 and 5.38 years as of June 30, 2018 and December 31, 2017, respectively; and expected dividend yield of 0 percent as of June 30, 2018 and December 31, 2017. The underlying stock price used in the analysis was on a non-marketable basis and was according to a separate independent third-party valuation analysis as there has been very limited trading with the Company’s common stock since the Acquisition on July 20, 2017. The 2017 Convertible Note proceeds assigned to the New Warrants were $203,287 and $442,151 during the three and six month period ended June 30, 2018, respectively, which represented their fair value at issuance and were discounted from the 2017 Convertible Notes and reflected as a warrant liability. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $141,510 and $212,015 for the three and six month period ended June 30, 2018, respectively. The Company also recorded the fair value changes of the warrant liability associated with  all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $11,205 and $20,560 for the three and six months ended June 30, 2018, respectively.

In connection with the 2017 Convertible Notes, the Company incurred issuance costs in the amount of $8,133 which consisted of legal costs and was recorded as an issuance cost discount to the 2017 Convertible Notes, of which $1,138 and $1,513 was amortized to interest expense during the three and six months ended June 30, 2018, respectively.

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

NOTE 10 – Stock-Based Compensation

During the three and six months ended June 30, 2018 and 2017, stock-based services expense related to the stock options, restricted stock awards and stock-based award liabilities was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

General and administrative	$115,000	$4,628	$367,000	$4,628
Research and development	4,510	7,221	6,947	7,221
Total stock-based services expense	$119,510	$11,849	$373,947	$11,849

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Expected stock price volatility	—	47.8%	—	47.8%
Expected life of options (years)	—	5.0	—	5.0
Expected dividend yield	—	0.0%	—	0.0%
Risk free interest rate	—	1.9%	—	1.9%

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NeuroOne formally adopted an equity incentive plan (“the 2016 Plan”) on October 27, 2016 which was subsequently adopted by the Company upon completion of the Acquisition. In addition, the Company adopted a 2017 Equity Incentive Plan (the “2017 Plan”) on April 17, 2017. The 2016 and 2017 Plans provide for the issuance of restricted shares, stock options and other awards to employees, directors, and consultants of the Company. The Company reserved 2,292,265 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) for issuance under the 2016 and 2017 Plans on a combined basis. The Company began granting stock options and restricted stock awards in the second quarter of 2017, under the 2016 Plan. During the three and six month period ended June 30, 2018, no options or restricted stock awards were issued under the 2016 and 2017 Plans. During the three and six month period ended June 30, 2017, 365,716 stock options and 215,453 restricted stock awards were granted with various vesting periods, and had a grant date fair value of $0.014 and $0.034 per share, respectively. The stock option agreements that were executed as of June 30, 2017 expire in ten years of the grant date.

 During the three and six months ended June 30, 2018, no stock options or restricted stock awards under the 2016 and 2017 Plan vested. During the three and six months ended June 30, 2017, 323,191 stock option and 215,453 restricted stock awards vested with a grant date fair value of $0.014 and $0.034 per share, respectively. As of June 30, 2018, 1,711,096 shares were available for future issuance on a combined basis under the 2016 and 2017 Plans.

There was no unrecognized stock-based compensation cost for stock options and restricted common stock as of June 30, 2018.

Stock-Based Award Liabilities

A total of up to 250,000 shares of common stock was committed in February 2018 as a result of a consulting agreement for investor relation services executed in February 2018. 50,000 and 150,000 shares of common stock were awarded under the agreement during the three and six months ended June 30, 2018, respectively. The shares were awarded based on a performance vesting condition that was met in February 2018 and a time-based vesting condition that was met in May 2018. The compensation expense related to the vested common shares was included in the total stock-based services expense referenced above. The expense was based on the fair value of the underlying common stock at point of vesting which was $2.52 per share for 100,000 shares that vested in the first quarter of 2018 and $2.30 per share for the remaining 50,000 shares that vested in the second quarter of 2018 on a non-marketable basis. The common stock fair value was according to a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock. The remaining 100,000 shares of the share commitment under the agreement will vest over a 180 day period in tranches of 50,000 shares every 90 days.

Additionally, the Company recorded stock-based services expense related to unissued stock options associated with a second consulting agreement whereby the number of option shares and pricing will not be set until the occurrence of the award date which is defined as the earlier to occur of a public offering, qualified financing, or December 31, 2018 (as amended from the originally stated June 30, 2018 date). The number of option shares under the agreement is based on a $3,000 monthly compensation amount divided by the fair value of the underlying common stock on the award date. The exercise price will also be set at the fair value of the underlying common stock on the award date. The liability associated with the unissued options was based on an option share equivalent estimate that reflects the portion of the award where performance vesting conditions have been met as of June 30, 2018 and was based on the fair value of the Company’s common stock on June 30, 2018 as the award date has not occurred. The common stock fair value on June 30, 2018 was $2.05 per share and was determined based on a separate independent third-party valuation analysis since there was no active trading market for the Company’s common stock.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The stock-based services expense associated with the unissued stock options was $4,510 and $6,947 during the three and six months ended June 30, 2018, respectively, and was based on the following weighted-average assumptions using the Black-Scholes option-pricing model:

As of June 30, 2018

Expected stock price volatility	50.0%
Expected life of options (years)	5
Expected dividend yield	0%
Risk free interest rate	2.73%

Upon the issuance of all of the unissued options associated with the stock-based award liabilities, the estimated number of shares available for future issuance as of June 30, 2018 would be reduced from 1,711,096 to 1,703,779 shares as a result of the remaining stock options to be issued upon vesting under the second consulting agreement. The 250,000 shares of common stock issuable under the February 2018 consulting agreement are not eligible for issuance under either the 2016 Plan or 2017 Plan because the 2016 Plan and 2017 Plan limit plan participants to individuals. See Note 12 - Stockholders’ Deficit for additional information.

NOTE 11 – Income Taxes

The effective tax rate for the three and six months ended June 30, 2018 and 2017 was zero percent. As a result of the analysis of all available evidence as of June 30, 2018 and December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended June 30, 2018 and 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

NOTE 12 – Stockholders’ Deficit

Common Stock

The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, of which 8,014,994 and 7,864,994 shares were issued and outstanding at June 30, 2018 and December 31, 2017, respectively. In connection with the February 2018 consulting agreement discussed in Note 10 – Stock-based Compensation, an additional 100,000 shares of common stock out of the total 250,000 shares are issuable under the contract. Upon issuance, these shares are subject to restrictions pursuant to the provisions of Rule 144. On April 26, 2018 and May 7, 2018, 100,000 and 50,000 shares of common stock were issued under the contract, respectively, and subject to the restrictions under the provisions of Rule 144.

NOTE 13 – Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan (the “401K Plan”) on January 1, 2017, which was amended and restated on March 1, 2018 (the “Restatement”), for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company began matching in the fourth quarter of 2017 on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions up through the Restatement. The Company’s matching contributions to employee deferrals became discretionary after the Restatement. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2018.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the three and six month period ended June 30, 2018 was $3,421. There were no matching contributions made during the comparable periods in 2017.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 14 – Subsequent Events

Extinguishment and Conversion of Convertible Notes and Short-Term Notes

Effective as of July 2, 2018, the Company entered into debt conversion agreements (the “Conversion Agreements”) with each Convertible Note and Short-Term Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest under both the Convertible Notes and the Short-Term Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “Conversion Shares”); (ii) cancel and extinguish the Convertible Notes and Short-Term Notes; and (iii) amend and restate the Warrants, Replacement Warrants and Additional Warrants to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Convertible Notes and Short-Term Notes, the Company issued each subscriber a new warrant (the “Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Payment Warrants are exercisable commencing on July 2, 2018, and expire on November 21, 2021.

Pursuant to the Conversion Agreements, $1,804,064 of the outstanding principal and interest of the Convertible Notes was converted into 1,002,258 shares of common stock and $259,297 of the outstanding principal and interest of the Short-Term Notes was converted into 144,053 shares of common stock. As of July 2, 2018, 2,482,372 shares of common stock were issuable upon exercise of the Warrants, Replacement Warrants, Additional Warrants and Payment Warrants.

Private Placement and Corresponding Issuance of Common Stock and Warrants

From July 9, 2018 through August 3, 2018, the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of the Company’s common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018 (the “First Closing”). As of August 8, 2018, the Company has issued and sold an aggregate of 295,200 Units to the Purchasers, for total gross proceeds to the Company of approximately $738,000, inclusive of the advances received in June 2018 in the amount of $188,000, before deducting offering expenses.

In connection with the 2018 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds to the Company of up to $10,000,000. If the 2018 Private Placement is over-subscribed, the Company may, in its discretion sell up to an additional 600,000 Units (the “Over-Allotment”) to cover such over subscriptions. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock (4,600,000 shares of Common Stock if the Over-Allotment is exercised) would be issuable upon exercise of the 2018 Warrants. The Company may conduct any number of additional closings so long as the final closing occurs on or before October 4, 2018, which period may be extended by the Company in its discretion for up to 90 days as long as the amount of Units sold does not exceed the Maximum Offering and, if applicable, the Over-Allotment. Under the Purchase Agreement, the Company has agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on its 2017 Convertible Notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

In connection with the 2018 Private Placement, the Company entered into registration rights agreements with each of the Purchasers pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the 2018 Private Placement and the shares of Common Stock issuable upon exercise of the 2018 Warrants. The Company has agreed to file such registration statement within 75 days of the final closing of the 2018 Private Placement. Each registration rights Agreement includes customary indemnification rights in connection with the registration statement.

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the First Closing. Prior to expiration, subject to the terms and conditions set forth in the 2018 Warrants, the holders of such 2018 Warrants may exercise the 2018 Warrants for shares of Common Stock by providing notice to the Company and paying the exercise price per share for each share so exercised.

In connection with the 2018 Private Placement, the brokers will receive a cash commission equal to 10% of the gross proceeds from the sale of the Units. In addition to the brokers’ commission, the Company will issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share.

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

Overview

We were originally incorporated in the State of Nevada on August 20, 2009 as Original Source Entertainment, Inc. (“OSE”). OSE was originally formed to license songs to the television and movie industry. From our inception and prior to the acquisition of NeuroOne, Inc. (“NeuroOne”) on July 20, 2017 (the “Acquisition”), as described more fully below, our operations have been primarily limited to organizational, start-up, and capital formation activities. Upon completion of the Acquisition, more fully described below, our operations consist of the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders that may benefit from artificial intelligence. Our cortical strip technology under development has only been used by the Mayo clinic in five patients for research purposes and has not been tested in any clinical trials. We are based in Eden Prairie, Minnesota.

The Acquisition was accounted for as a capital transaction, or reverse recapitalization. As a result, the financial information contained in this Report reflect solely the operations of our wholly-owned subsidiary, NeuroOne, and its predecessor NeuroOne LLC (the “LLC”). To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our cortical strip and grid electrode technology is preparing for an FDA submission for approval before the end of 2018 and our depth electrode technology is still under development, we do not yet have regulatory approval in any jurisdiction to sell any products and we have not generated any revenue.

We have incurred losses since inception. As of June 30, 2018, we had an accumulated deficit of $7.9 million, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant operating expenses and net losses for the foreseeable future.

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

At June 30, 2018, we had $22,608 in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses for the remainder of 2018. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

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

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs related to our Series 1 Notes (as defined below), Series 2 Notes (as defined below) and Series 3 Notes (as defined below). The Series 1 Notes and the Series 2 Notes, prior to conversion on July 2, 2018, and the Series 3 Notes bear interest at a fixed rate of 8% per annum.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives includes the change in the fair value of warrant liability and the premium conversion derivatives during the particular period while the warrant liability and the premium conversion derivatives are outstanding.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth the results of operations for the three-months ended June 30, 2018 and 2017, respectively.

	For the three months ended June 30,
	2018	2017	Period to Period Change
Operating expenses:
General and administrative	$946,685	$731,973	$214,712
Research and development	225,529	156,716	68,813
Total operating expenses	1,172,214	888,689	283,525
Loss from operations	(1,172,214)	(888,689)	(283,525)
Interest expense	(304,403)	(350,049)	45,646
Net change in fair value for the warrant liability and premium conversion derivatives	215,631	(55,585)	271,216
Net loss	$(1,260,986)	$(1,294,323)	$33,337

General and administrative expenses

General and administrative expenses were $0.9 million for the three months ended June 30, 2018, compared to $0.7 million for the three months ended June 30, 2017. The increase was primarily due to an increase in stock-based compensation expense associated with a consulting contract of $0.1 million related to fund raising, and legal and accounting expenses of $0.1 million primarily related to public company related costs.

Research and development expenses

Research and development expenses were $226,000 for the three months ended June 30, 2018, compared to $157,000 for the comparable prior year quarter. The increase was primarily due to an increase in salary-related expenses and development materials and supplies to support the increased level of development activities during the second quarter of 2018.

 Interest expense

Interest expense for the three months ended June 30, 2018 was $0.3 million consisting of interest on principal and amortization of debt discount costs of $0.3 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes described further below. Interest expense for the three months ended June 30, 2017 was $0.4 million consisting of interest on principal and amortization of debt issuance costs related to the Series 1 Notes. We expect that interest expense will significantly increase in the third quarter of 2018 given the conversion of the Series 1 Notes and Series 2 Notes into Common Stock on July 2, 2018 resulting in the recognition of the underlying beneficial conversion feature.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the three months ended June 30, 2018 and 2017 was a benefit of $(0.2) million and expense of $56,000, respectively. The change is due primarily to fluctuations in our Common Stock fair value and the number of potential shares of Common Stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes as of June 30, 2018 as well as due to changes in the probability assessment of a conversion event occurring.

Comparison of the Six Months Ended June 30, 2018 and 2017

	For the six months ended June 30,
	2018	2017	Period to Period Change
Operating expenses:
General and administrative	$1,939,120	$1,175,990	$763,130
Research and development	330,574	228,757	101,817
Total operating expenses	2,269,694	1,404,747	864,947
Loss from operations	(2,269,694)	(1,404,747)	(864,947)
Interest expense	(497,437)	(563,599)	66,162
Net change in fair value for the warrant liability and premium conversion derivatives	335,591	(55,553)	391,144
Loss on notes extinguishment	(186,220)	—	(186,220)
Net loss	$(2,617,760)	$(2,023,899)	$(593,861)

General and administrative expenses

General and administrative expenses were $1.9 million for the six months ended June 30, 2018, compared to $1.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase in stock-based compensation associated with a consulting contract of $0.4 million related to fund raising, and legal and accounting expenses of $0.3 million primarily related to public company related costs.

Research and development expenses

Research and development expenses were $0.3 million for the six months ended June 30, 2018, compared to $0.2 million for the six months ended June 30, 2017. The increase was primarily due to an increase in salary-related expenses, development materials and supplies to support the increased level of development activities during the current year period.

Interest expense

Interest expense for the six months ended June 30, 2018 was $0.5 million consisting of interest on principal and amortization of debt discount costs of $0.5 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes described further below. Interest expense for the six months ended June 30, 2017 was $0.6 million consisting largely of interest on principal and amortization of debt issuance costs related to the Series 1 Notes. We expect that interest expense will significantly increase in the third quarter of 2018 given the conversion of the Series 1 Notes and Series 2 Notes into Common Stock on July 2, 2018 resulting in the recognition of the underlying beneficial conversion feature.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the six months ended June 30, 2018 and 2017 was a benefit of $(0.3) million and expense of $56,000, respectively. The change is due primarily to fluctuations in our Common Stock fair value and the number of potential shares of Common Stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes as of June 30, 2018.

Loss on notes extinguishment

Non-cash loss on notes extinguishment for the six months ended June 30, 2018 was $0.2 million. There were no note extinguishments in the comparable prior year period. The Series 2 Notes were amended in March 2018. The amendment for the Series 2 Notes added additional embedded conversion features and warrant coverage. As a result of the modifications made to the Series 2 Notes, we accounted for the amendment as a note extinguishment. We expect that that loss on notes extinguishments will increase in the third quarter of 2018 given the extinguishment of the Series 1 Notes and Series 2 Notes on July 2, 2018.

Liquidity and Capital Resources

Historical Capital Resources

As of June 30, 2018, our principal source of liquidity consisted of cash deposits of $22,608. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical testing and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes, warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below for the outstanding balances on our convertible notes.

2018 Private Placement

From July 9, 2018 through August 3, 2018, the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of our Common Stock, and (ii) a warrant to purchase 1 share of Common Stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018 (the “First Closing”), and through the issuance date of this Report, we issued and sold an aggregate of 295,200 Units to the Purchasers, for total gross proceeds to us of approximately $738,000, inclusive of the advances received in June 2018 in the amount of $188,000, before deducting offering expenses.

In connection with the 2018 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds of up to $10,000,000. If the 2018 Private Placement is over-subscribed, the Company may, in its discretion sell up to an additional 600,000 Units (the “Over-Allotment”) to cover such over subscriptions. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock (4,600,000 shares of Common Stock if the Over-Allotment is exercised) would be issuable upon exercise of the 2018 Warrants. The Company may conduct any number of additional closings so long as the final closing occurs on or before October 4, 2018, which period may be extended by the Company for up to 90 days as long as the amount of Units sold does not exceed the Maximum Offering and, if applicable, the Over-Allotment. Under the Purchase Agreement, the Company has agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on our Series 3 Notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

In connection with the 2018 Private Placement, the Company entered into registration rights agreements with each of the Purchasers pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock sold in the 2018 Private Placement and the shares of Common Stock issuable upon exercise of the 2018 Warrants. The Company has agreed to file such registration statement within 75 days of the final closing of the 2018 Private Placement. Each registration rights agreement includes customary indemnification rights in connection with the registration statement.

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the First Closing. Prior to expiration, subject to the terms and conditions set forth in the 2018 Warrants, the holders of such 2018 Warrants may exercise the 2018 Warrants for shares of Common Stock by providing notice to the Company and paying the exercise price per share for each share so exercised.

In connection with the 2018 Private Placement, the brokers will receive a cash commission equal to 10% of the gross proceeds from the sale of the Units. In addition to the brokers’ commission, we will issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share.

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued unsecured convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendment”). The Series 3 Notes require us to repay the principal and accrued and unpaid interest thereon at December 31, 2018. If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “Series 3 Qualified Financing”), the outstanding principal and accrued and unpaid interest on the Series 3 Notes shall automatically convert into the securities issued by us in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing. If a Change of Control (as defined below) occurs prior to the earlier of a Series 3 Qualified Financing or December 31, 2018, the Series 3 Notes would, at the election of the holders of a majority of the outstanding principal amount of the Series 3 Notes, either become payable on demand as of the closing date of the Change of Control or become convertible into shares of Common Stock immediately prior to the Change of Control at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board of Directors (the “Board”) as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in the Change of Control (the date of any such conversion of the Series 3 Notes in connection with a Change of Control or Series 3 Qualified Financing, is referred to herein as the “Series 3 Conversion Date”). Change of Control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets. If we fail to complete a Series 3 Qualified Financing or a Change of Control does not occur by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date.

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

Each Series 3 Warrant grants the holder the option to purchase shares of our capital stock equal to the number of shares of capital stock of the Company received by the holder upon conversion of the Series 3 Notes at a per share exercise price equal to (i) the actual per share price of the securities issued in the Series 3 Qualified Financing if the Series 3 Notes convert in connection with such a qualified financing or (ii) the price at which the Series 3 Notes converted if they converted in connection with a Change of Control. The Series 3 Warrants are exercisable commencing on the Series 3 Conversion Date and expiring on the five year anniversary of that date. The exercise price and number of the shares of our capital stock issuable upon exercising the  Series 3 Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

Series 2 Notes and Warrants

In August 2017, the Company entered into a subscription agreement and issued interest free unsecured promissory notes in an aggregate principal amount of $253,000 to certain accredited investors. In November 2017, the Company and each subscriber amended the notes. In March 2018, the Company and each subscriber entered into a written consent to amend and restate the promissory notes (as amended, the “Series 2 Notes”) and to amend the subscription agreement to replace the form of warrant agreement annexed to the subscription agreement (the “Replacement Warrant”) and to provide for the issuance of an additional warrant (the “Additional Warrant”). In March 2018, the Company issued and delivered the Series 2 Notes, the Replacement Warrants and the Additional Warrants to the subscribers. Effective as of July 2, 2018, the Company amended the Series 2 Notes by entering into debt conversion agreements (the “Series 2 Conversion Agreements”) with each subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 2 Notes into shares of Common Stock based on the outstanding balance divided by $1.80 per share (the “Series 2 Conversion Shares”); (ii) cancel and extinguish the Series 2 Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 2 Notes, the Company issued each subscriber a new warrant (the “Series 2 Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Series 2 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 2 Payment Warrants are exercisable commencing on July 2, 2018 and expire on November 21, 2021.The Replacement Warrants and Additional Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share and continue to expire on November 21, 2021.

The exercise price and number of the shares issuable upon exercising the Series 2 Payment Warrants, Replacement Warrants and Additional Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The Series 2 Notes were converted into 144,053 shares of Common Stock and warrants exercisable for 477,856 shares of Common Stock were issued as a result of the Series 2 Notes conversion and extinguishment.

The Series 2 Notes, as amended in March 2018, prior to the July 2, 2018 conversion and extinguishment, were convertible promissory notes that incurred interest at a fixed rate of 8% per annum and required us to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018. If we raised more than $3,000,000 in an equity or equity-linked financing before July 31, 2018 (the “Series 2 Qualified Financing”), the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) on the Series 2 Notes would have automatically converted into the securities issued by us in the Series 2 Qualified Financing (the “New Round Stock”) based on the greater number of such securities resulting from either (i) the Outstanding Balance divided by $1.80 or (ii) the Outstanding Balance multiplied by 1.25, divided by the price paid per security in the Series 2 Qualified Financing. If a Change of Control had occurred prior to the earlier of a Series 2 Qualified Financing or July 31, 2018, the Series 2 Notes would have, at the election of the holders of a majority of the outstanding principal of the Series 2 Notes, either been payable on demand as of the closing date of such transaction or been convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by the Board as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms-length transaction, or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 2 Notes in connection with a Change of Control or Series 2 Qualified Financing, is referred to herein as the “Series 2 Conversion Date”).

Prior to the Series 2 conversion, each Replacement Warrant granted the holder the option to purchase up to the number of shares of capital stock of the Company equal to the New Round Stock issued or issuable upon the conversion of the Series 2 Note held by such holder at a per share exercise price equal to either (i) the actual per share price of New Round Stock if the Series 2 Note  converted in connection with a Series 2 Qualified Financing or (ii) the price at which the Series 2 Note converted in connection with a Change of Control. Following the Series 2 conversion, each Replacement Warrant was amended to be exercisable upon conversion for the number of shares of Common Stock equal to the Series 2 Conversion Shares received by the holder, but all other terms remained materially the same.

Prior to the Series 2 conversion, each Additional Warrant granted the holder the option to purchase up to the number of shares of capital stock of the Company equal to the product obtained by multiplying (i) the outstanding principal amount of the Series 2 Note held by such holder and (ii) 0.75; at a per share exercise price of $1.80. Following the Series 2 conversion, the Additional Warrant was amended to clarify that it is exercisable upon conversion for the number of shares equal to the product obtained by multiplying the Series 2 Conversion Share amount and 0.75, but all other terms remained materially the same.

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

Series 1 Notes and Warrants

From November 2016 to June 2017, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $1.6 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock. In June 2017 and November 2017, the terms of such notes (as amended, the “Series 1 Notes”) and warrants (as amended, the “Series 1 Warrants”) were amended.

Effective as of July 2, 2018, the Company amended the Series 1 Notes by entering into debt conversion agreements (the “Series 1 Conversion Agreements”) with each Series 1 Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 1 Notes into shares of the Company’s common stock based on the outstanding balance divided by $1.80 per share (the “Series 1 Conversion Shares”); (ii) cancel and extinguish the Series 1 Notes; and (iii) amend and restate the Series 1 Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 1 Notes, the Company issued each subscriber a new warrant (the “Series 1 Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Series 1 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 1 Payment Warrants are exercisable commencing on July 2, 2018, and expire on November 21, 2021. The Series 1 Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share, and continue to expire on November 21, 2021.

The exercise price and number of the shares issuable upon exercising the Series 1 Payment Warrants and original Series 1 Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The Series 1 Notes were converted into 1,002,258 shares of Common Stock and warrants exercisable for 2,004,516 shares of Common Stock were issued on July 2, 2018 as a result of the Series 1 Notes conversion and extinguishment.

The Series 1 Notes, prior to the July 2, 2018 conversion and extinguishment, required us to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018, or the consummation of the next equity or equity-linked round of financing resulting in more than $3 million in gross proceeds (the “Series 1 Qualified Financing”). If a Series 1 Qualified Financing had occurred before July 31, 2018, the outstanding principal and accrued and unpaid interest on the Series 1 Notes would have automatically converted into the securities issued by us in the Series 1 Qualified Financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Series 1 Notes divided by $1.80 or (ii) the outstanding principal and accrued interest on the Series 1 Notes multiplied by 1.25, divided by the price paid per security in such financing. If a Change of Control or initial public offering had occurred prior to the earlier of the Series 1 Qualified Financing or July 31, 2018, the Series 1 Notes would have, at the election of the holders of a majority of the outstanding principal of the Series 1 Notes, either been payable on demand as of the closing date of such transaction or been convertible into shares of Common Stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value as determined by the Board as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms-length transaction, or (ii) at the per share consideration to be paid in such transaction (the date of any such conversion of the Series 1 Notes in connection with a Change of Control, initial public offering or Series 1 Qualified Financing, is referred to herein as the “Series 1 Conversion Date”).

Each Series 1 Warrant, prior to the July 2, 2018 conversion and extinguishment, granted the holder the option to purchase up to the number of shares of capital stock of the Company equal to the shares of capital stock received by the holder upon the conversion of the Series 1 Note at a per share exercise price equal to either (i) the actual per share price of the securities issued in the Series 1 Qualified Financing if the Series 1 Note converted in connection with the Series 1 Qualified Financing, or (ii) the price at which the Series 1 Note converted in connection with a Change of Control or initial public offering. The Series 1 Warrants (other than the placement agent warrant) were exercisable commencing on the Series 1 Conversion Date. Following the Series 1 conversion and extinguishment, each Series 1 Warrant was amended to be exercisable upon conversion for the number of shares of Common Stock equal to the Series 1 Conversion Shares received by the holder, but all other terms remained materially the same.

In connection with an engagement letter with the placement agent for the Series 1 Notes and Series 1 Warrants, the placement agent was entitled to receive a warrant to purchase shares of Common Stock in an amount equal to 8% of the Common Stock purchased by investors in the Series 1 Notes and Series 1 Warrants private placement in the event that the Series 1 Notes subscription was fully completed and would have had an exercise price of $2.00 per share. The placement agent warrant would have been immediately exercisable and would have expired five years from the date of issuance. The placement agent warrant was not issued. We also paid the placement agent a cash fee of $113,610 (8% of the gross proceeds received from the Series 1 Note and Series 1 Warrant investors).

 Unsecured Loans

In May 2018, we received cash gross proceeds from unsecured loans represented by promissory notes in the amount of $168,000, of which $84,000 was from a stockholder owning over 5% of the Company’s Common Stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or May 17, 2019. In March 2018, we also received cash gross proceeds in the amount of $115,000 represented by a promissory note from a stockholder owning over 5% of the Company’s Common Stock. The loan is also interest free and requires that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $3 million in gross proceeds or March 20, 2019. Lastly, we received cash proceeds from an unsecured loan for $50,000 in November 2016. We incurred no fees or interest costs related to that unsecured loan and repaid it in full in February 2017.

Funding Requirements and Outlook

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve our cortical strip, grid electrode and depth electrode technology under development and we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

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

As of June 30, 2018, the outstanding principal and accrued and unpaid interest on the Series 1 Notes, Series 2 Notes and Series 3 Notes was $1,803,341, $259,184 and $1,596,228, respectively. If we fail to complete the Series 3 Qualified Financing by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date and we will not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

Under a License Agreement with WARF, as amended in February 2017 (the “WARF License”), we agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount. The initial $55,000 payment was due on May 3, 2018 and was paid on April 22, 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	June 30,
	2018	2017

Net cash used in operating activities	$(1,294,859)	$(913,166)
Net cash used in investing activities	(55,000)	—
Net cash provided by financing activities	1,346,000	812,511
Net decrease in cash	$(3,859)	$(100,655)

Net cash used in operating activities

Net cash used in operating activities was $1.3 million for the six months ended June 30, 2018, which consisted of a net loss of $2.6 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, note discount amortization, revaluation of premium debt conversion derivative and warrant liabilities and short-term notes extinguishment, totaling $0.7 million in the aggregate, and an increase in accrued expenses of $0.6 million.

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2017, which consisted of a net loss of $2.0 million partially offset primarily by non-cash interest, discount amortization, warrant issuance costs and revaluation of premium debt conversion derivative on the Series 1 Notes totaling $0.6 million in the aggregate, accrued expenses of $0.4 million, and prepaid expenses of $47,000.

Net cash used by investing activities

Net cash used by investing activities was $55,000 for the six months ended June 30, 2018 and consisted of the payment owed under the terms of the 2017 WARF Agreement for the purchase of a patent license for research and development. There was no cash used for investing activities during the six months ended June 30, 2017.

Net cash provided by financing activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2018, which consisted of net proceeds received upon the issuance of the Series 3 Notes and Warrants of $0.9 million, proceeds from unsecured loans of $0.3 million and advances related to the 2018 Private Placement in the amount of $0.2 million during the six month period.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2017, which consisted of $0.9 million in net proceeds received upon the issuance of the Series 1 Notes and Warrants during the six month period partially offset by the $50,000 repayment of a short-term unsecured loan.

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

During the three and six month periods ended June 30, 2018, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 4. Controls and Procedures

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2018, disclosure controls and procedures were not effective due to previously identified material weaknesses. The material weaknesses related to our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions and segregation of duties.

We are unable to remedy our controls until we receive financing to hire additional employees. We intend to recruit additional professionals to address these material weaknesses as our business conditions warrant. However, we do not currently have adequate cash resources to invest in these additional resources. Accordingly, our remediation plans may be delayed. Although we believe that these corrective steps, when taken, will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne filed a motion for dismissal, which has not yet been heard by the Court. They argue that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff's claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition.

The outcome and potential loss related to this matter is unknown as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuance of securities during the period covered by this quarterly report have been previously disclosed on the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
4.1	Form of Amended and Restated Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2017, File No. 000-54716)
4.2	Form of Amended and Restated Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2017, File No. 000-54716)
4.3	Form of Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2018, File No. 000-54716)
10.1	Form of Amended and Restated Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2017, File No. 000-54716)
10.2	Promissory Note between the Company and Lifestyle Healthcare, LLC dated May 17, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2018, File No. 000-54716)
10.3	Promissory Note between the Company and Jainal Bhuiyan dated May 17, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2018, File No. 000-54716)
10.4	Form of Series 1 Notes Debt Conversion Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2018, File No. 000-54716)
10.5	Form of Series 2 Notes Debt Conversion Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2018, File No. 000-54716)
10.6	Form of Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2018, File No. 000-54716)
10.7	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2018, File No. 000-54716)
10.8	Amendment to Lock-up Agreement, dated as of July 17, 2018, by and between the Company and Wade Fredrickson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2018, File No. 000-54716)
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2018

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)