Form 10-KT
period 2018-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2018-12-12
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KT

(Mark One)

☐       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 to September 30, 2018

Commission file number 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10901 Red Circle Drive, Suite 150 Minnetonka, MN	54343
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of March 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 29, 2018 price at which the common equity was last sold was $4,452,282.18. The number of outstanding shares of the registrant’s common stock as of November 30, 2018 was 9,876,505.

NeuroOne Medical Technologies Corporation

FORM 10-KT

FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Transition Report on Form 10-KT (this “Transition Report”) to “we,” “us,” “the Company” and “our” refer to NeuroOne Medical Technologies Corporation (“the Company”), together with its subsidiary, NeuroOne, Inc.

This Transition Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Transition Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Transition Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section of this Transition Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Transition Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Transition Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Transition Report.

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

In September 2018, we changed our fiscal year from December 31 to September 30. As a result, this Transition Report on Form 10-KT is a transition report and includes financial information for the transition period from January 1, 2018 through September 30, 2018. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning October 1 and ending September 30, which will be our fiscal year. We refer in this Transition Report to the period beginning on January 1, 2018 and ended on September 30, 2018 as the “Transition Period.” Lastly, we included financial statements for the twelve months ended September 30, 2018 as supplemental information in Exhibit 99.1 to this Transition Report.

PART I

ITEM 1. BUSINESS

Overview

Corporate Overview of NeuroOne Medical Technologies Corporation

We were originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition (as defined below), we completed a series of steps contemplated by a Plan of Conversion pursuant to which we, among other things, changed our name to NeuroOne Medical Technologies Corporation, increased our authorized number of shares of common stock from 45,000,000 to 100,000,000, increased our authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, we acquired NeuroOne, Inc. (the “Acquisition”). Immediately following the closing of the Acquisition, the business of NeuroOne, Inc. became our sole focus. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our wholly-owned subsidiary, NeuroOne, Inc.

Corporate Overview and History of NeuroOne, Inc.

NeuroOne, Inc. was incorporated under the laws of the State of Delaware on October 7, 2016. Its predecessor entity, NeuroOne LLC (the “LLC”), was formed on December 13, 2013 and operated as a limited liability company until it was merged with and into NeuroOne, Inc. on October 27, 2016 with NeuroOne, Inc. as the surviving entity (the “Merger”). As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, Inc., and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne, Inc., except for the license agreement (the “WARF License”) with the Wisconsin Alumni Research Foundation (“WARF”) which was not legally transferred until May 2017. The purposes of the Merger were to: change the jurisdiction of incorporation from Minnesota to Delaware; change the ownership of the LLC’s underlying assets; and convert from a limited liability company to a corporation.

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

We are developing our cortical and sheet and depth electrode technology to provide solutions for diagnosis through continuous electroencephalogram (cEEG) recording and stereoelectroencephalography (sEEG) recording and treatment through brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas by drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

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

Our cortical sheet electrode and depth electrode technology has been tested over the years by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester, Minnesota, in both pre-clinical models as well as through an IRB approval at Mayo Clinic for clinical research. Regarding our ablation electrode, the Cleveland Clinic has performed testing in bench top models and pre-clinical (or animal testing) modes. These pre-clinical tests have demonstrated that the technology is capable of recording, ablation and acute stimulation, although our technology remains in product development for all of the recording (or diagnostic) and therapeutic modalities so additional trials will need to be completed prior to it being approved for sale by the FDA) for all of the recording (or diagnostic) and therapeutic modalities.

Prior to commercialization of our technology, we will have to obtain regulatory approval as discussed in”-Clinical Development and Regulatory Pathway” and “—Government Regulation” below.

Our Market Opportunity

Epilepsy Market

We expect to initially target the diagnosis and treatment of epilepsy. Epilepsy can be caused by a variety of conditions that affect a person’s brain, some of which are: stroke, brain tumor, traumatic brain injury and central nervous system infections. According to the Centers for Disease Control and Prevention (the “CDC”) and Citizens United for Research in Epilepsy (“CURE”), there are approximately 3,000,000 patients annually suffering with epilepsy in the United States, with an additional 200,000 diagnosed every year. They also estimate that epilepsy costs the United States $15.5 billion per year. We believe the European market is similar. Approximately 720,000 of these patients are not receptive to pharmaceutical treatment and therefore are appropriate for surgical treatment of this disorder. In addition to poor quality of life, epilepsy also is associated with fairly high mortality rates, especially in children. CURE reported that Sudden Unexpected Death in Epilepsy accounts for 34% of all deaths in children. Such deaths have increased by close to 100% from 2005 to 2015 according to the CDC. Despite the large market opportunity, it is estimated that there are only 16,000 craniotomies performed for epilepsy cases each year in the United States with 18,000 performed in Europe.1 These numbers represent an underpenetrated market due to the invasiveness of a full craniotomy required just to perform the diagnostic procedure. After the diagnostic procedure, a second therapeutic procedure is required and at times even a third surgery if the seizures persist. We believe patients are unwilling to proceed due to the long diagnostic times (one-four weeks in the hospital with a craniotomy), infection rates and 50% rate of success in the diagnosis and treatment of the disorder. As detailed above, after the diagnosis is completed, if successful, the patient must undergo an additional procedure to have the affected area of brain tissue removed. The average cost for the diagnostic technology per procedure is $10,000, with ablation devices costing $15,000 and brain stimulation devices costing $25,000 to $30,000. We believe our technology, once developed, will offer an all in one solution with diagnostic and therapeutic capabilities.

We believe that many leading neurologists believe that the limits of today’s current technologies are the reason the exact affected area of the brain causing epileptic seizures is not well-determined. We expect our technology, which has been developed to date by physicians at WARF and Mayo Clinic, will provide a number of advantages over the current commercially available technologies, including the following:

●	Our proprietary thin film technology under development has a smaller footprint with many more electrodes.

●	We expect that our technology will eventually be able to be implanted using a minimally invasive procedure utilizing a dime sized burr hole rather than a full craniotomy which is typically required to implant the currently available technology.

●	Our technology may provide more accurate detection of irregular brain activity over currently available technology. In limited clinical testing, doctors at Mayo Clinic have documented pre-seizure activity (micro-seizures) during their clinical research with their patients using our cEEG technology.

[1]	American Association of Neurological Surgeons National Neurosurgical Procedural Statistics 2012.

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

Essential Tremors

Essential tremors are thought to be due to electrical irregularities in the brain that send abnormal signals to the muscles. It is a progressive condition that worsens over time and is linked to genetic disorders that typically appear in people who are over 40. Essential tremors usually occur alone and without any other neurological symptoms or signs. The tremors usually occur when the hands are raised and primarily affect the hands. Muscles in the trunk, face and neck may also experience symptoms. Sometimes misdiagnosed as Parkinson’s disease, essential tremors are an involuntary rhythmic shaking of the hands that is not present at rest. It is apparent during activities such as drinking, writing and eating. Symptoms can worsen due to stress, anxiety, smoking, caffeine, fatigue, etc. Genetics Home Reference estimates that as many as 10,000,000 people in the United States are affected by the disease. Treatments for the disease include medical therapy, weighting the limbs and DBS. Patients need to eliminate any medications they are taking that cause tremors as this can exacerbate the symptoms. For some patients, using wrist weights may ease symptoms allowing the patient to function. Other patients may also use relaxation techniques as stress can increase symptoms. Medical therapy is also used to treat patients’ symptoms. Primidone is typically the first drug prescribed as it has had success in some situations for epilepsy. Botox is also used at times to control head tremors. When these fail, surgery is the next alternative. A surgical procedure used years ago created lesions in the ventral intermediate thalamus and was highly successful with treating essential tremors but is no longer commonly used due to increased risk of developing speech problems. The latest therapy is DBS, which, unlike other therapies, is reversible and programmable, helping to adjust the settings to maximize patient benefit. Similar to Parkinson’s disease, the ability to detect this irregular brain activity before it causes a tremor is highly desirable.

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

Artificial Intelligence

The brain consists of approximately 100 billion nerve cells, which are small wires that pass electrical signals to control all of its functions. There have been a number of successful clinical trials in which small metal wires, known as electrodes, are implanted in the brain to correct nerve damage using wireless communication between implanted wires to simulate functional nerve cells. In addition to correcting damaged nerve cells, certain scientists have theorize that if millions of wires could be implanted in the brain, these electrodes could present an opportunity to use artificial intelligence to create infrared sight, increase hearing or perfect memory recall. However, there currently is no commercially available manufacturing platform capable of making thousands of wires that can be placed within or on the brain and work reliably for the lifetime of a subject, and are soft enough to match the tissue of the brain, that avoid damage to the brain.

Limitations of Currently Available Therapies

There are a limited number of currently available products for diagnosis and treatment for people with neurological disorders such as epilepsy. Although the currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Lengthy diagnostic times: Patients spend one to four weeks in the hospital waiting to have seizures that will allow doctors to determine where the seizures are occurring.

●	Lower Accuracy: Historically, clinical electrode manufacturers primarily provided electrodes that sample brain tissue at approximately centimeter spacial scales. Advances in digital EEG acquisition have made recordings at sub-millimeter spatial scales possible, but high-spatial resolution EEG has been slow to impact clinical practice. Existing, higher spatial scales increase the potential for missing data that may be critical in the removal of brain tissue causing the irregular activity.

●	Need to perform a full craniotomy (invasiveness): Currently available cortical electrode technology is placed through a craniotomy, which requires removing the top part of the cranium and is a very painful and invasive procedure. Procedural times for a craniotomy range from a minimum of four to eight hours. A variety of complications can occur when a full craniotomy is performed, including but not limited to: stroke, bleeding, infection, seizures, swelling of the brain (which may require a second craniotomy), nerve damage, which may cause muscle paralysis or weakness, cerebrospinal fluid (CSF) leak, which may require repair, loss of mental functions and permanent brain damage with associated disabilities. The invasiveness, procedural times and possible surgical complications have limited the growth of surgical treatment of epilepsy.

●	Multiple technologies required for diagnosis and treatment: Currently, a patient undergoes a craniotomy for implantation of diagnostic film technologies. The patient then waits in the hospital for one to four weeks waiting to have seizures that will allow doctors to pinpoint where the seizures are occurring in the brain. After this is complete, a patient has to undergo another lengthy procedure to have the brain tissue removed or undergo permanent implantation of depth electrodes for chronic stimulation. There is a need for an all in one technology that can potentially allow for diagnosis and treatment concurrently and potentially offer real time treatment without the need for surgery.

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all in one product. In comparison to currently available technologies, we are currently developing our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	Reduced time for diagnosis: If we are successful in identifying brain activity more quickly, in offering a minimally invasive procedure and developing an all in one solution, we expect our technology will reduce overall procedural times. While our pre-clinical and clinical experience to date is very limited, our cortical grid technology under development has, in some cases, demonstrated the ability to provide hi fidelity recordings that have allowed physicians to identify the affected brain tissue causing seizures in hours versus weeks. This represents the potential for meaningful cost savings for hospitals and patients and improved quality of life for patients.

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology will be capable of recording at higher fidelity than current technologies used in EEG recording, we believe our technology may be able to more precisely determine the brain tissue causing seizures. Additionally, in the limited clinical tests performed by Mayo Clinic with five patients to date, our technology under development has identified what clinicians refer to as pre-seizure activity (made possible by the ability to detect brain activity using sub-millimeter spatial scales). We believe our technology under development may be able to improve outcomes compared to using other therapeutic technologies regardless of whether we are able to offer an all in one diagnostic and therapeutic solution.

●	Implantation via minimally invasive procedure with fewer post-procedure complications: We are currently developing an approach to deliver the cortical electrodes, including minimizing the invasiveness of the procedure. We expect that patients who have qualified for this therapy will be more accepting of a minimally-invasive procedure. Such a procedure would potentially reduce the patient’s pain, bleeding and other adverse events associated with a full craniotomy. Our technology is expected to also have fewer wires, also referred to as tails, exiting the patient’s head, which can also reduce the potential for infections. Furthermore, the material we currently use in our cortical electrodes has shown in pre-clinical evaluations to cause less inflammation than current electrode substrates as it appears more compatible with brain tissue. As discussed under “Our Strategy” below, our technology under development, if approved, will be implanted via a full craniotomy until such time, if ever, as we are able to develop our minimally invasive procedure.

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected high fidelity recording capabilities of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby eliminating the need for a second surgical procedure, reducing the likelihood of patient infection and minimizing the diagnostic, procedural and hospital costs. As discussed under “Our Strategy” below, our initial product offering will offer diagnostic-only capabilities while we advance the development of our all in one approach.

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, deep brain stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In the fourth quarter of 2018, we intend to complete the required testing to make a 510(k) device submission to the FDA for our cortical and strip electrodes for temporary (less than 30 day) use with recording, monitoring, and acute stimulation equipment for the recording, monitoring and stimulation of electrical signals on the surface of the brain. As described in more detail in “Government Regulation” below, if the FDA determines to accept our submission for substantive review, the FDA will aim to complete its review within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. If the FDA agrees that the device is substantially equivalent to a legally marketed predicate device, it will grant clearance to commercially market the device. Our initial product offering will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. We believe, due to physician feedback, that our technology under development would represent a major improvement over existing cortical electrodes for the recording of brain activity. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is in the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement for centers and physicians, (iii) robust average selling prices, (iv) physician enthusiasm for our technology under development. We expect to hire direct experienced sales representatives to market our technology, if approved, in the United States.

●	Launch depth electrodes for sEEG recording: Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology will offer advantages to current depth electrode technology and will enable us to offer a therapeutic solution using this technology in the future. As we develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

●	Introduce minimally invasive delivery system for cortical electrodes: Cortical electrodes generally require a craniotomy, which is a very invasive procedure that can cause patient complications. Because of this, many patients have opted to not have epilepsy surgery, instead accepting the consequences and risks associated with epilepsy. We intend to develop a procedure that may include a delivery system placed through a small circular incision in the skull for implantation of the cortical grid and strip electrodes. We believe this will increase patient willingness to accept the surgery and increase market penetration. Until we are able to develop this procedure, if at all, our initial product offering will be placed through traditional surgical means involving a craniotomy and may be less likely to be adopted by physicians and patients due to unwillingness of patients to undergo epilepsy surgery.

●	Utilize these core technologies to develop all in one diagnostic and therapeutic solutions: Patients currently undergo one surgical procedure for diagnosis (either to have a cortical electrode placed via a craniotomy or depth electrodes placed via holes drilled into the skull) and, hopefully after the brain recordings successfully indicate where the affected brain tissue is located, a second procedure or surgery is then required to treat the patient. There is strong physician interest in being able to perform both the diagnostic and therapeutic procedure concurrently. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose), ablate brain tissue and also provide both acute and long term stimulation. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) with human clinical data to pre-market approvals (“PMAs”). We will engage the FDA at the proper time to determine the most efficient clinical path.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are planning to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a hi-fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

●	Investigate the potential applications associated with Artificial Intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

Our Technology

We seek to leverage scale-able technology and produce ultra-thin, or paper-thin electrodes that allow for high-resolution and high-definition recordings, which would improve mapping resolution and signal acquisition. If the Company is able to leverage scale-able technology, it would mean that our technology would be able to incorporate smaller electrodes and thereby increase the number of electrodes on a given surface area. We expect that this would increase the imaging resolution so that brain activity is displayed in greater definition. We also believe that the electrodes’ unique thinness and flexibility will provide a less invasive approach to electrode placement. The electrodes would be able to be placed through a small quarter size hole instead of by an invasive full craniotomy procedure.

The images under “Cortical Electrode,” from bottom to top, are images of our cortical electrode strip, our grid electrode, and the grid electrode on the brain, respectively. The images under “High Density Interconnect” are both images of our product that connects our electrodes to the head box, which is a piece of hardware that connects to electrodes to acquire, amplify, display, store and archive electrophysiological signals, and is integrated as part of our manufactured electrode product. The images under “Head Box” and “Signal Monitoring and Mapping” are images of the device which processes information received through the high density interconnect, and a sample output of data acquisition, respectively, neither of which is one of a Company product.

Our technology consists of three primary types of cortical electrodes: grid electrodes, strip electrodes and dual-sided electrodes. These electrodes have a patented design that utilizes proprietary processing and materials technology, which we believe will allow the electrodes to have improved features over the current industry standard recording electrodes.

What sets our technology apart from others is the integration of state of the art design leveraging the latest in flexible printed circuit technology. We believe our patented designs will provide the surgeon a higher tactile perspective on electrode placement allowing for ultra-precise neuron recording. We expect the benefits of our electrode designs to include the ability to detect better defined margins between healthy tissue and resect-able tissue, less immune-response from the brain and surrounding tissue, better signal acquisition due to superior conformability of the electrode over the brain, improved flexibility that physicians have requested, which we expect will enable a minimally invasive approach and the electrodes unique thinness that is unmatched by current products being used.

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

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our technology under development has not been approved for commercialization by any U.S. or foreign regulatory body. To date, the Company has performed a number of bench top (which includes feasibility testing) and pre-clinical tests (which include animal testing of device placement, ergonomics, performance, ease of use, and other tests required by FDA regulations). As described in “—Government Regulation” below, the Company will be required to perform additional testing of its technology in connection with obtaining regulatory approvals.

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

We are utilizing a number of resources to develop these technologies. We license three critical patents from WARF that are the foundation of the technology we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic and Cleveland Clinic have been responsible for all pre-clinical studies of our technology under development to date. See “—WARF License” and “—Mayo Foundation for Medical Education and Research License and Development Agreement” below.

Below we have summarized, for each component of our technology under development, the current stage of development, the pre-clinical testing done to date by WARF or Mayo Clinic on such component, if any, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory approval and timing of regulatory submissions:

Technology	Stage of Development and Pre-Clinical Testing to Date	Additional Expected Steps for Regulatory Approval
Cortical strip and grid electrodes for the diagnosis of epilepsy

Company has finalized the design for the product and there are no further expected changes to the device (“design freeze”).

Pre-clinical testing and clinical testing on the final design has been conducted by Mayo Clinic and WARF (as described in “Mayo Clinic Studies” below).

Additional pre-clinical electrical, sterilization and packing testing is required prior to FDA 510(k) submission and scheduled to be completed by the end of the fourth calendar quarter of 2018. Such additional testing will need to demonstrate sterilization validation and adoption (validation of processes used to sterilize the device), which we estimate will require $25,000.

There may be continued clinical evaluation of the technology under a pre-existing IRB research protocol approved by Mayo’s institutional review board, which will provide us with additional clinical evidence that may assist with product acceptance and launch.

If testing in fourth calendar quarter of 2018 is successful, we expect to file for FDA 510(k) marketing clearance in the fourth calendar quarter of 2018, with commercial launch planned to begin in the United States in the first half of 2019 pending FDA 510(k) clearance and sufficient capital to hire sales representatives.

As described in “—Government Regulation” below, FDA 510(k) clearance often takes longer than 90 days, and clearance is never assured. The FDA may require further information, including clinical data which could delay the planned launch.

Depth electrodes for recording (diagnostic) purposes

No design freeze; currently there are two leading alternative designs.

Bench top testing and pre-clinical tests (animal testing) were conducted in the third quarter of 2018.

No clinical testing has been conducted to date.

The Company is currently evaluating two different designs for this product, and design freeze expected to be complete in the fourth calendar quarter of 2018. Additional pre-clinical tests (including safety and performance tests) expected to occur on the final design in the fourth calendar quarter of 2018. The tests will need to demonstrate: biocompatibility (including extractables/leachables (whether the product results in any leaching of metals), and ease of implantation)), which we estimate will require $100,000;

Sterilization validation and adoption, which we estimate will require $25,000 to complete; and

Electrical safety, which we estimate will require $60,000 to complete.

Pending the outcome of these tests, we expect to file for FDA 510(k) marketing clearance in the second calendar quarter of 2019.

Minimally invasive cortical electrode delivery system	No design freeze. No pre-clinical testing or clinical testing has been conducted to date.

Pre-clinical testing is expected to begin by the first calendar quarter of 2019, and regulatory requirements will continue to be evaluated as we develop the design of this product.

The Mayo Clinic is conducting testing of its own device. In the event the Mayo Clinic completes development of its own device prior to us, we may forego completing development of our device and seek to enter into an arrangement with Mayo Clinic relating to its device (such as, for example, an acquisition/licensing, or distribution agreement).

Otherwise, to complete development of our own device, testing will need to demonstrate design verification, which we estimate will require $50,000.

Depth electrode diagnostic and ablation devices

No design freeze.

Pre-clinical testing, including benchtop and animal testing, has been conducted on early designs.

No clinical testing has been conducted to date.

The Company has partnered with the Cleveland Clinic to co-develop the product.

Additional pre-clinical testing at the Cleveland Clinic is expected to begin in the fourth calendar quarter of 2018.

Once the design is finalized we will be required to conduct additional pre-clinical testing, which may include additional benchtop or animal testing for safety and performance. Additionally, the FDA may require that we conduct human clinical studies.

No FDA feedback has been sought or received by us to date on the clinical process that may be required for an ablation indication, but we expect regulatory clearance/approval will require a more robust clinical process, which could range from 510(k) clearance with human clinical data to a PMA, depending on proposed indications for use. We expect that we will need to demonstrate design verification, which we estimate will require $75,000 to complete, biocompatibility, which we estimate will require $100,000 to complete, and sterilization validation and adoption, which we estimate will require $25,000 to complete. We may also need to demonstrate electrical safety, which we estimate will require $60,000.

Future pre-clinical and clinical testing requirements for regulatory clearance will continue to be evaluated as we develop the design of this product.

Depth electrode chronic stimulation devices	No design freeze. No pre-clinical testing, or clinical testing has been conducted to date.

This device is in early development, and we do not expect to begin conducting bench top nor pre-clinical testing until the fourth calendar quarter of 2019.

Following a design freeze, we will be required to conduct additional pre-clinical testing, which may include additional benchtop or animal testing for safety and performance. Additionally, FDA-approved human clinical studies will most likely be required.

No FDA feedback has been sought or received by us to date on the clinical process that will be required for chronic stimulation, but we expect regulatory clearance/approval for chronic stimulation may require a more robust clinical process, which could range from 510(k) clearance with human clinical data to a PMA. Because we have not yet met with the FDA, we cannot yet determine what clinical data and testing we will need to complete or what the testing will need to demonstrate. However, we believe, based on the experience of competitors for similar technology, that we will need to conduct clinical trials, which we estimate will require approximately $1,000,000, as well as demonstrate biocompatibility, which we estimate will require $100,000 to complete, and demonstrate sterilization validation and adoption, which we estimate will require $25,000 to complete.

Mayo Clinic Studies

Our cortical technology for the diagnosis of epilepsy has been tested by doctors at Mayo Clinic in multiple pre-clinical tests conducted from 2012 to 2017. In pre-clinical models, doctors examined the biological impact on mammalian brains. Polyimide substrate electrodes (NeuroOne technology) were implanted on the pig’s brain for one week alongside standard competitive electrodes. The tissue underneath the two types of electrodes was removed, fixed, stained, and examined for immunological responses. The results of a histological (evaluation of brain tissue under a microscope) analysis showed reduced immunological reaction to prolonged polyimide substrate implants (NeuroOne technology) compared to standard silicone substrate clinical electrodes. Electrophysiological recordings showed data obtained from polyimide electrodes which showed the feasibility of high fidelity multi-scale electrophysiology while also displaying easier deployment of polyimide electrodes (NeuroOne technology) through minimally invasive burr holes.

Additionally, doctors implanted our polyimide thin film electrodes on five human patients who were undergoing surgery to remove brain tissue for drug resistant epilepsy. Electrophysiological recordings from the polyimide thin film technology displayed in each of these patients demonstrated micro-seizure activity due to the high fidelity multi-scale electrophysiology.

Conclusions reached by the physicians at Mayo Clinic were that thin, flexible polyimide electrodes (NeuroOne technology) provided recordings similar to standard clinical electrodes with reduced immunological response. In addition, the flexibility of polyimide electrodes may reduce pain and swelling associated with implantation of the device, and the single wire exiting the skull may reduce infection risk. The ability to record micro-seizure and single neuron brain activity may also provide additional useful clinical data.

In addition, our thin film cortical implant technology has been tested by researchers at the University of Wisconsin-Madison in multiple pre-clinical animal studies conducted from 2006 to 2016, which included mice, rats and primates. In these studies, our technology was able to record brain activity from different areas of the brain, was implanted in a minimally invasive fashion, electrically provided brain stimulation and tissue ablation, and had increased flexibility compared to existing commercially available technology, which allowed the grids to conform more easily to the brain surface (and may have reduced pain and swelling, compared to less flexible devices).

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

Regarding ICD-10 codes, the International Classification of Diseases, Tenth Edition (ICD-10) is a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015, after a series of lengthy delays. Accounting for modern advances in clinical treatment and medical devices, ICD-10 codes offer many more classification options compared to those found in its predecessor, ICD-9. Within the healthcare industry, providers, coders, IT professionals, insurance carriers, government agencies and others use ICD codes to properly note diseases on health records, to track epidemiological trends and to assist in medical reimbursement decisions.

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

Manufacturing, Supply and Quality Assurance

We currently outsource the supply and manufacture of all components of our prototypes of our technology under development. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. Our third-party manufacturers are recognized in their field for their competency to manufacture the respective portions of our system and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our launch requirements if our technology under development is approved in the future and are able to scale up their capacity relatively quickly with minimal capital investment. We believe that, as we increase our demand in the future, our per-unit costs will decrease materially. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

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

Research and Development

Our research and development team, which includes our Chief Development Officer who is a full-time employee, and two third party consultants who perform research and development activities for us, is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders. Our research and development expenses were $0.7 million for the year ended December 31, 2017 and $0.7 for the nine months ended September 30, 2018.

Competition

In the market for Epilepsy diagnosis, our cortical strip, sheet and depth electrode technology will likely compete with Integra Life Science’s Integra Epilepsy Strip, Grid and depth electrodes, which provide a similar function to our diagnostic technologies under development. These products are well established in the marketplace and Integra has greater resources than us, which could allow them to innovate faster. Ad-Tech Medical Instrument Corporation’s Epilepsy/LTM (subdural grid, strip and depth) electrodes, which have become the market leaders for diagnostic mapping in epilepsy, and PMT Corporation’s Cortac Strips and grid electrodes and Depthalon depth electrodes are used for recording brain activity similar to other competitive technologies. Today’s success rates for seizure free post-operative conditions remain at 50%, which has limited patients’ willingness to undergo the currently highly invasive surgical procedure. We will also compete against other companies in early stages of development of thin film technologies.

In the neuro-ablation market, we expect to compete with Medtronic’s Visualase guided-laser ablation technology and Monteris Medical’s NeuroBlate technology, which use MRI guided laser surgical ablation for use to ablate, necrotize or coagulate soft tissue through interstitial irradiation or thermal therapy in medicine and surgery in the discipline of neurosurgery with 1064 nm lasers. Their website claims it is used for ablation in the brain for soft tissue and tumors. We believe there are other laser-based systems in development that will compete with these technologies.

In the neurostimulation market, we expect to compete with NeuroPace’s RNS system approved for epilepsy, Medtronic’s Activa system approved for Parkinson’s disease, Boston Scientific Vercise (indicated for Parkinson’s, dystonia and essential tremors), Abbott/St. Jude Medical’s Infinity DBS system (approved for Parkinson’s disease and essential tremors), Liva Nova/Cyberonic’s VNS therapy intended for patients suffering with epilepsy. We believe there are additional companies pursuing this high growth space although none are expected to be commercially available in 2018 based on current reports. Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. We expect the key competitive factors affecting the success of our cortical strip and sheet electrodes under development, if successfully developed and approved, are likely to be: hi-fidelity recording that allows for detection of pre-seizure activity, ability to place the devices minimally invasively, deliverability of cortical grid, strip and depth electrode technology, ability to offer grid, strip and depth electrodes in various electrode shapes and sizes, potential reduction in infections and ability to record brain activity both on the surface using cortical grid and strip technology and deeper into the brain using depth electrodes concurrently.

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

WARF License

We have an Exclusive Start-Up Company License Agreement with WARF, pursuant to which WARF has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. In exchange for the WARF License, we have agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3.0 million in financing, which threshold was recently met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date that we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount.

The initial $55,000 payment was due on May 3, 2018 and was paid April 22, 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

See “Risk Factors”— We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License and our past breach thereof.

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

On May 25, 2017, prior to the closing of the Acquisition, NeuroOne, Inc. issued Mayo 50,556 shares of common stock of NeuroOne, Inc. (the “NeuroOne Shares”), pursuant to a subscription agreement, which shares were converted into 859,976 shares of the Company’s common stock (“Common Stock”) at the closing of the Acquisition.

Whether or not any such technology, product, method, process, device or delivery system is developed, we agreed, in consideration for Mayo’s efforts under the Mayo Development Agreement, to pay Mayo a cash payment of approximately $92,000 on the earlier of September 30, 2017 or the date we raise a minimum amount of financing. We did not make this payment by September 30, 2017 and breached this provision of the Mayo Development Agreement. Mayo granted us an extension of this deadline to December 31, 2017, and we made this payment within such extended deadline period.

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

Patents

As of November 30, 2018, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method and two pending U. S. provisional patent applications filed by us on March 31, 2017 and October 26, 2017 covering our applications and additional devices used during the diagnostic and therapeutic ablation and stimulation procedures. We also filed a patent application on April 2, 2018, which was derived from the two provisional patents referenced above and are awaiting a response from the U. S. and International Patent Offices. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent or patents are issued on our pending patent application, the resulting patent is projected to expire in 2038.

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

Regulatory Framework in the United States

Device classification

The FDA characterizes medical devices into one of three classes. Devices that are considered by the FDA to pose lower risk are classified as Class I or II. Class I devices are subject to controls for labeling, pre-market notification and adherence to the FDA’s QSR. This pertains to manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

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

The 510(k) clearance process

Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to a PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. The de novo classification process is an alternate pathway to classify medical devices that are automatically classified into Class III but which are low to moderate risk. A manufacturer can submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. De novo classification may also be available after receipt of a “not substantially equivalent” letter following submission of a 510(k) to FDA.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).

The PMA approval process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA.

Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

Clinical Trials

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clinicaltrials.gov.

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

Employees

As of November 30, 2018, we had three employees, all of whom are full-time, and all of whom are located in the United States, and we also retained the services of approximately seven regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

On November 13, 2018, we entered into a sublease agreement to sublease office space at 10901 Red Circle Drive, Suite 150, Minnetonka, Minnesota 54343, from December 1, 2018 through October 31, 2019.

Corporate Information

Our principal executive offices are located at c/o David Rosa, 10901 Red Circle Drive, Suite 150, Minnetonka, Minnesota 54343, and our telephone number is 952-237-7412. Our website address is www.neurooneinc.com.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties set forth below, as well as in any amendments or updates reflected in subsequent filings with the SEC. In assessing these risks, you should also refer to other information contained in this Transition Report, including our financial statements and related notes.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $10.5 million and $5.3 million, respectively, primarily as a result of expenses incurred in connection with our general and administrative expenses associated with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

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

Our operating subsidiary, NeuroOne, Inc. was incorporated on October 7, 2016, and our predecessor, the LLC, had very limited operations. We are an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by Mayo in five patients for research purposes and has not been tested in any clinical trials. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

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

Upon the completion of the audit of our financial statements for the nine months ended September 30, 2018 and the year ended December 31, 2017, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the nine months ended September 30, 2018 and as of and for the year ended December 31, 2017, noting the existence of substantial doubt about our ability to continue as a going concern. At September 30, 2018 and December 31, 2017, we had only $13,260 and $26,467, respectively, in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through December 31, 2018. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to modify terms of some of our existing debt that is coming due on December 31, 2018, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our outstanding notes require that we complete qualified financings by certain dates. If we are unable to, such notes become immediately due and payable and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

The notes issued by us provide that if we are unable to complete qualified financings by certain dates such notes will become immediately due and payable.

For a description of our outstanding notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources.” If we fail to complete a qualified financing pursuant to the terms of the Series 3 Notes (as defined within Item 7 herein) by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date. As of September 30, 2018, the outstanding principal and accrued and unpaid interest on our outstanding Series 3 Notes was $1,627,028. We may not have sufficient cash to pay the principal and accrued and unpaid interest thereon on such dates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our cortical strip, grid electrode and depth electrode technology under development in the United States or elsewhere, we must complete all pre-clinical testing, clinical trials and other regulatory requirements necessitated by the FDA and foreign regulatory bodies and demonstrate the performance and safety of our technology. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

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

Before we can market or sell a new regulated product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

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

In addition, some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business but expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our cortical strip, grid electrode and depth electrode technology, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

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

Any disputes with WARF may prevent or impair our ability to maintain our current licensing arrangement. We depend on the intellectual property licensed from WARF to develop our cortical strip, grid electrode and depth electrode technology. We cannot assure you that we will be able to meet the milestones or commercialize a product under the WARF License by the dates required. In fact, the original license agreement entered into with WARF in 2014 required that we meet certain earlier milestones than set forth above and make certain payments to WARF. We failed to do so and were in default under the original license agreement. Furthermore, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to us at the time of the Merger without the consent of WARF. As a result, in February 2017, we signed an amendment to the WARF License which, among other things, modified and removed certain previous milestones and provided WARF’s consent to such transfer. Because of this past breach, WARF may be less likely to waive future defaults or breaches or further amend the WARF License in the future, to the extent we request any waiver or amendment. See “Note 4—Commitments and Contingencies” to the financial statements included in this Transition Report.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of David Rosa, Mark Christianson and Thomas Bachinski, as well as our Physician Advisory Board and Artificial Intelligence Advisory Board members. Although we have an employment agreement with David Rosa, he (and each of our other key employees) may terminate his employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

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

In May 2017, NeuroOne, Inc. received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne, Inc. and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts. The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne, Inc. cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne, Inc. provide the former employer access to NeuroOne, Inc.’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne, Inc. and Mark Christianson to its existing lawsuit against Wade Fredrickson. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, Inc., PMT alleges that the Company and NeuroOne, Inc. were unjustly enriched and engaged in unfair competition. PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. We expect a ruling on the motion within 90 days of that date. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition.

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

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidance, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Act was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. While the new federal tax law did not extend the moratorium on the medical device excise tax, the reinstatement of which could negatively impact our operating results as we begin full commercialization of our platforms in the United States, the moratorium was subsequently extended until 2020. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our Common Stock is likewise uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in our Common Stock. The decrease in the corporate tax rate will result in changes in the valuation of our deferred tax assets and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

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

Volatility in the market price of our Common Stock may prevent you from being able to sell your shares of our Common Stock at or above the price you paid for your shares. The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our progress toward developing our cortical strip and sheet electrode technology;

●	the commencement, enrollment and results of our future clinical trials;

●	adverse results from, delays in or termination of our clinical trials;

●	adverse regulatory decisions, including failure to receive regulatory approval;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts, if any;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	adverse publicity about our products or industry in general;

●	overall performance of the equity markets;

●	introduction of products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	third-party promotional activities, which are subject to ongoing regulatory obligations;

●	sale of shares of our Common Stock by us or members of our management; and

●	general economic conditions.

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

As of November 30, 2018, our executive officers, directors and current beneficial owners of 5% or more of our Common Stock and their respective affiliates, in the aggregate, beneficially own approximately 79.9% of our outstanding Common Stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Prior to the Acquisition, NeuroOne, Inc. was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company required to file reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules. We will remain a “smaller reporting company” as long as (i) our public float remains less than $250 million or (ii) our annual revenues are less than $100 million and we either have no public float, or our public float is less than $700 million.

During the audits for the periods ended September 30, 2018 and December 31, 2017, it was determined that our internal control over financial reporting is not effective. Such shortcoming could have an adverse effect on our business and financial results. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2018 concluded that our controls were not effective, due to material weaknesses resulting from an ineffective overall control environment. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions and segregation of duties.

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

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our Common Stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

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

As of September 30, 2018, we had outstanding  warrants to purchase an aggregate of 2,927,572 shares of Common Stock at a weighted average exercise price of $1.98 per share, options to purchase an aggregate of 368,216 shares of Common Stock at a weighted average exercise price of $0.07 per share, and notes and warrants convertible into or exercisable for shares of our Common Stock. As of September 30, 2018, the principal and accrued and unpaid interest on our outstanding convertible promissory notes is approximately $1,627,028. For a description of our outstanding convertible promissory notes and warrants and information about the number of shares of Common Stock for which they are convertible or exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources.” To the extent these outstanding options or warrants are exercised or the convertible promissory notes are converted, there will be further dilution to holders of our Common Stock.

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

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of SOX, reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We will remain a “smaller reporting company” as long as (i) our public float remains less than $250 million or (ii) our annual revenues are less than $100 million and we either have no public float, or our public float is less than $700 million. Public float is measured as of the last business day of our most recently-completed second fiscal quarter, and annual revenues are as of the most recently completed fiscal year for which audited financial statements are available. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline significantly.

Certain shares of our outstanding Common Stock are freely tradable without restriction by stockholders who are not our affiliates. However, we have shares of Common Stock that are restricted under securities laws but will be able to be resold in the future. We also intend to register all shares of Common Stock that we have issued in our 2018 Private Placement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Once we register these shares, they can be freely sold in the public market.

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

In connection with the Acquisition, the liabilities existing in Original Source Entertainment, Inc. at the time of the Acquisition were cancelled or paid by a related party, as required by the Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company (the “Merger Agreement”). Despite this requirement and the representations and warranties of Original Source Entertainment, Inc. in the Merger Agreement, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of Original Source Entertainment, Inc. that may become material liabilities we are subject to in the future. If we are subject to material liability as a result of the conduct of Original Source Entertainment, Inc., we may have limited recourse for such liabilities, which could have a material impact on our business and stock price.

Because we were engaged in a transaction that can be generally characterized as a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we were engaged in a transaction that can be generally characterized as a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently sublease office space in Minnetonka, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne, Inc. received a letter from PMT, the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne, Inc. and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts. The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne, Inc. cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne, Inc. provide the former employer access to NeuroOne, Inc.’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne, Inc. and Mark Christianson to its existing lawsuit against Wade Fredrickson. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, Inc., PMT alleges that the Company and NeuroOne, Inc. were unjustly enriched and engaged in unfair competition. PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. We expect a ruling on the motion within 90 days of that date. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition.

The outcome and potential loss related to this matter is unknown as of the filing of this Transition Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is not traded on any exchange. Our Common Stock has been quoted on the OTC Market (“OTCQB”) administered by the Financial Industry Regulatory Authority under the symbol “NMTC” since December 19, 2017. Prior to that date, our Common Stock had been quoted on the OTC Pink Sheets since November 2012, under the symbol “NMTC” since August 4, 2017 and under the symbol “OSOK” prior to that time. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our Common Stock in the future.

The following table presents the range of high and low closing bid information for our common equity for each full quarterly period within the nine months ended September 30, 2018 (the “Transition Period”) and the two most recent fiscal years, as quoted by the OTC.

There is no established public trading market for our Common Stock. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to August 1, 2017, only one market maker was quoting the bid price information for our Common Stock and only one bid price was available.

	High	Low
Transition Period Ended September 30, 2018
First Quarter	$4.22	$3.50
Second Quarter	$6.00	$3.55
Third Quarter	$10.00	$3.00

Fiscal Year Ended December 31, 2017
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$4.15	$1.50
Fourth Quarter	$3.50	$2.02

Fiscal Year Ended December 31, 2016
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Stockholders

On November 30, 2018, there were 77 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Action Stock Transfer Corporation.

Shares Available Under the Plan

The following table presents information as of September 30, 2018 with respect to compensation plans under which shares of our Common Stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	368,216	$0.07	1,708,596	(2)
Total	368,216	$0.07	1,708,596	(2)

(1)	The number of shares of Common Stock reserved for issuance under our 2017 Equity Incentive Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our Common Stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.
(2)	Consists of 1,297,500 shares remaining available for issuance under the 2017 Equity Incentive Plan and 411,096 shares remaining available for issuance under the 2016 Equity Incentive Plan. Upon the closing of the Acquisition, we no longer granted awards under the 2016 Equity Incentive Plan, and all awards are granted under the 2017 Equity Incentive Plan.

Recent Sales of Unregistered Equity Securities

All sales of unregistered equity securities have previously been disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations of NeuroOne Medical Technologies Corporation together with our financial statements and the related notes included elsewhere in this Transition Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Transition Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Transition Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References in this discussion to “series” or “notes” refer to all of our outstanding notes as of the relevant date of the item being discussed. References in this discussion to “convertible promissory notes” refer to all of our outstanding convertible promissory notes as of the relevant date of the item being discussed.

Overview

We were originally incorporated in the State of Nevada on August 20, 2009 as Original Source Entertainment, Inc. (“OSE”). OSE was originally formed to license songs to the television and movie industry. From our inception and prior to the acquisition of NeuroOne, Inc. on July 20, 2017 (the “Acquisition”), as described more fully below, our operations have been primarily limited to organizational, start-up, and capital formation activities. Upon completion of the Acquisition, as more fully described below, our operations consist of the development of comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, and other brain related disorders. Our cortical strip technology under development has only been used by Mayo in five patients for research purposes and has not been tested in any clinical trials. We are based in Minnetonka, Minnesota.

The Acquisition was accounted for as a capital transaction, or reverse recapitalization. As a result, the financial information contained in the Transition Report reflect solely the operations of our wholly-owned subsidiary, NeuroOne, Inc.

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

We have incurred losses since inception. As of September 30, 2018, we had an accumulated deficit of $10.5 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

We do not expect to generate revenue from product sales unless and until we obtain marketing authorization to sell our cortical strip, grid electrode and depth electrode technology from applicable regulatory authorities.

Our source of cash to date has been proceeds from the issuances of notes with warrants and common stock with warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At September 30, 2018, we had $13,260 in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses in fiscal 2019. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Acquisition

On July 20, 2017, we entered into a Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company to acquire NeuroOne, Inc. (the “Merger Agreement”). The transactions contemplated by the Merger Agreement were consummated on July 20, 2017 and, pursuant to the terms of the Merger Agreement, (i) all outstanding NeuroOne Shares were exchanged for shares of Common Stock, based on the Exchange Ratio of 17.0103706 shares of Common Stock, for every one NeuroOne Share, which totaled 6,291,994 shares of Common Stock, for all of the then-outstanding NeuroOne Shares, (ii) all NeuroOne Options were replaced with options (“Company Options”) based on the Exchange Ratio, with corresponding adjustments to their respective exercise prices, (iii) all NeuroOne Warrants were replaced with warrants to purchase Common Stock of the Company (“Company Warrants”) and (iv) we assumed the outstanding convertible promissory notes of NeuroOne, Inc. Accordingly, we acquired 100% of NeuroOne, Inc. in exchange for the issuance of shares of our Common Stock and NeuroOne, Inc. became our wholly-owned subsidiary. Our sole business is the business of NeuroOne, Inc. Our management’s discussion and analysis below is based on the financial results of NeuroOne, Inc. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of NeuroOne Shares, NeuroOne Options and NeuroOne Warrants for shares of Common Stock, Company Options and Company Warrants, respectively, in the Acquisition, as well as the corresponding exercise price adjustments for such Company Options.

Predecessor NeuroOne, Inc. and NeuroOne LLC

NeuroOne LLC (the “LLC”) was formed on December 12, 2013 and operated as a limited liability company until it was merged with and into NeuroOne, Inc. on October 27, 2016 (the “Merger”) with NeuroOne, Inc. as the surviving entity of the Merger. NeuroOne, Inc. was formed on October 7, 2016 under different ownership than the LLC. As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, Inc., and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne, Inc. with the exception of the WARF License which required WARF’s approval for transfer. The approval for the WARF License transfer was finalized in February 2017. The purpose of the Merger was to change the jurisdiction of NeuroOne, Inc.’s incorporation from Minnesota to Delaware, change the ownership of the LLC’s underlying assets, and to convert from a limited liability company to a corporation.

 NeuroOne, Inc. and the LLC were not entities under common control. As the LLC did not have an integrated set of activities that contained the required complement of inputs, processes and outputs to be considered a business, the Merger was accounted for as an asset acquisition as prescribed under ASC 805 – Business Combinations. As such, the activities of the LLC were not combined with NeuroOne, Inc. in the accompanying financial statements included in this Transition Report.

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

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs related to our Series 1 Notes (as defined below), Series 2 Notes (as defined below) and Series 3 Notes (as defined below) while outstanding. The Series 1 Notes, Series 2 Notes and Series 3 Notes bear interest at a fixed rate of 8% per annum while outstanding.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives include the change in the fair value of warrant liability and the premium conversion derivatives during the particular period while the warrant liability and the premium conversion derivatives are outstanding.

Loss on note extinguishments, net

Loss on notes extinguishments, net includes the gain or loss associated with debt instrument modifications accounted for as note extinguishments.

Results of Operations

Comparison of the Nine Month Period Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the nine month periods ended September 30, 2018 and 2017.

	For the nine months ended September 30,
	2018	2017	Period to Period Change
		(unaudited)
Operating expenses:
General and administrative	$2,676,872	$1,798,131	$878,741
Research and development	715,086	500,408	214,678
Total operating expenses	3,391,958	2,298,539	1,093,419
Loss from operations	(3,391,958)	(2,298,539)	(1,093,419)
Interest expense	(763,065)	(1,057,024)	293,959
Net change in fair value for the warrant liability and premium conversion derivatives	336,596	(77,505)	414,101
Loss on note extinguishments	(1,314,487)	—	(1,314,487)
Net loss	$(5,132,914)	$(3,433,068)	$(1,699,846)

General and administrative expenses

General and administrative expenses were $2.7 million for the nine month period ended September 30, 2018, compared to $1.8 million for the nine month period ended September 30, 2017. The $0.9 million increase was primarily due to an increase in public company costs and salary related expenses to support the increased level of commercialization and development activities. The increase in spending was primarily attributable to stock-based compensation of $0.5 million, corporate governance related to board of director and other policy and procedures implementation costs of $0.2 million, legal, accounting and other corporate related service costs of $0.3 million, offset in part by a $0.1 million reduction in salary related expenses. Legal and accounting expenses during the nine month period ended September 30, 2018, were largely incurred in connection with financing matters and securities matters, and costs are expected to be similar for future periods as we continue our financing activities.

Research and development expenses

Research and development expenses were $0.7 million for the nine month period ended September 30, 2018, compared to $0.5 million for the nine month period ended September 30, 2017. The increase was primarily due to an increase in salary-related expenses and development materials and supplies to support the increased level of development activities.

Interest expense

Interest expense for the nine month period ended September 30, 2018 and 2017 was $0.8 million and $1.1 million, respectively. Interest expense primarily consists of non-cash interest expense, inclusive of the amortization of debt discounts. The $0.3 million decrease in interest expense was primarily due to the lower level of outstanding debt discounts and related amortization in 2018 given the debt modifications that occurred in the fourth quarter of 2017 and first quarter of 2018 as well as the extinguishment and conversion of the Series 1 Notes and Series 2 Notes on July 2, 2018.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the nine month periods ended September 30, 2018 and 2017 was a benefit of $0.3 million and an expense of $0.1 million, respectively. The change was largely due to the impact of the July 2, 2018 extinguishment and conversion of the Series 1 Notes and Series 2 Notes which resulted in the elimination of the associated premium conversion derivatives

Loss on note extinguishments, net

Non-cash loss on note extinguishments, net for the nine month periods ended September 30, 2018 and 2017 was $1.3 million and zero, respectively. The Series 1 Notes and Series 2 Notes were extinguished and converted on July 2, 2018 which contributed to $1.2 million of the increase. The balance of the increase was due to the modification of the Series 2 Notes in March 2018 which was accounted for as a note extinguishment.

Liquidity and Capital Resources

Historical Capital Resources

As of September 30, 2018, our principal source of liquidity consisted of cash deposits of $13,260. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical testing and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below for the outstanding balances on our convertible notes.

2018 Private Placement

From July 9, 2018 through November 30, 2018, the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of our Common Stock, and (ii) a warrant to purchase 1 share of Common Stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018 (the “First Closing”), and through the issuance date of this Transition Report, we issued and sold an aggregate of 615,200 Units to the Purchasers, for total gross proceeds to us of approximately $1,538,000 before deducting offering expenses.

In connection with the 2018 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds of up to $10,000,000. If the 2018 Private Placement is over-subscribed, the Company may, in its discretion sell up to an additional 600,000 Units (the “Over-Allotment”) to cover such over subscriptions. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock (4,600,000 shares of Common Stock if the Over-Allotment is exercised) would be issuable upon exercise of the 2018 Warrants. The Purchase Agreement provides that the Company may conduct any number of additional closings so long as the final closing occurs on or before October 4, 2018, which period may be extended by the Company for up to 90 days as long as the amount of Units sold does not exceed the Maximum Offering and, if applicable, the Over-Allotment. In October 2018, the Board extended the offering period by 90 days to January 2, 2019. Under the Purchase Agreement, the Company has agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on our Series 3 Notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

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

In connection with the 2018 Private Placement, the brokers will receive a cash commission equal to 10% of the eligible gross proceeds from the sale of the Units. In addition to the brokers’ commission, we will issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 10% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share upon the close of the 2018 Private Placement.

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendment”). The Series 3 Notes require us to repay the principal and accrued and unpaid interest thereon at December 31, 2018. If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before December 31, 2018 (the “Series 3 Qualified Financing”), the outstanding principal and accrued and unpaid interest on the Series 3 Notes shall automatically convert into the securities issued by us in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing. If a Change of Control (as defined below) occurs prior to the earlier of a Series 3 Qualified Financing or December 31, 2018, the Series 3 Notes would, at the election of the holders of a majority of the outstanding principal amount of the Series 3 Notes, either become payable on demand as of the closing date of the Change of Control or become convertible into shares of Common Stock immediately prior to the Change of Control at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in the Change of Control (the date of any such conversion of the Series 3 Notes in connection with a Change of Control or Series 3 Qualified Financing, is referred to herein as the “Series 3 Conversion Date”). Change of Control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets.

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

Series 2 Notes and Warrants

In August 2017, the Company entered into a subscription agreement and issued interest free promissory notes in an aggregate principal amount of $253,000 to certain accredited investors. In November 2017, the Company and each subscriber amended the notes to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage. In March 2018, the Company and each subscriber entered into a written consent to again amend and restate the promissory notes (as amended, the “Series 2 Notes”) and to amend the subscription agreement to replace the form of warrant agreement annexed to the subscription agreement (the “Replacement Warrant”) and to provide for the issuance of an additional warrant (the “Additional Warrant”). In March 2018, the Company issued and delivered the Series 2 Notes, the Replacement Warrants and the Additional Warrants to the subscribers. Effective as of July 2, 2018, the Company amended the Series 2 Notes by entering into debt conversion agreements (the “Series 2 Conversion Agreements”) with each subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 2 Notes into shares of Common Stock based on the outstanding balance divided by $1.80 per share (the “Series 2 Conversion Shares”); (ii) cancel and extinguish the Series 2 Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 2 Notes, the Company issued each subscriber a new warrant (the “Series 2 Payment Warrants”), exercisable for up to the number of shares of Common Stock equal to the number of Series 2 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 2 Payment Warrants were exercisable commencing on July 2, 2018 and expire on November 21, 2021. The Replacement Warrants and Additional Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share and will expire on November 21, 2021.

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

Series 1 Notes and Warrants

From November 2016 to June 2017, the Company issued convertible promissory notes in an aggregate principal amount of $1.6 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock equal to the number of conversion shares received. In June 2017 and November 2017, the terms of such notes (as amended, the “Series 1 Notes”) and warrants (as amended, the “Series 1 Warrants”) were amended.

Effective as of July 2, 2018, the Company amended the Series 1 Notes by entering into debt conversion agreements (the “Series 1 Conversion Agreements”) with each Series 1 Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 1 Notes into shares of the Company’s Common Stock based on the outstanding balance divided by $1.80 per share (the “Series 1 Conversion Shares”); (ii) cancel and extinguish the Series 1 Notes; and (iii) amend and restate the Series 1 Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 1 Notes, the Company issued each subscriber a new warrant (the “Series 1 Payment Warrants”), exercisable for up to the number of shares of Common Stock equal to the number of Series 1 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 1 Payment Warrants are exercisable commencing on July 2, 2018, and expire on November 21, 2021. The Series 1 Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share, and will expire on November 21, 2021.

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

Unsecured Loans

In November 2018, we received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from stockholders owning over 5% of the Company’s Common Stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 8, 2019. In May 2018, we received cash gross proceeds from unsecured loans represented by promissory notes in the amount of $168,000, of which $84,000 was from a stockholder owning over 5% of the Company’s Common Stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or May 17, 2019. In March 2018, we also received cash gross proceeds in the amount of $115,000 represented by a promissory note from a stockholder owning over 5% of the Company’s Common Stock. The loan is also interest free and requires that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $3 million in gross proceeds or March 20, 2019.

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the nine months ended September 30, 2018 and for the year ended December 31, 2017, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

As of September 30, 2018, the outstanding principal and accrued and unpaid interest on the Series 3 Notes was $1,627,028. If we fail to complete the Series 3 Qualified Financing by December 31, 2018, the Series 3 Notes will be immediately due and payable on such date, and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

We have agreements with WARF and Mayo that require us to make certain milestone and royalty payments.

Under the WARF License, we have agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount. The initial $55,000 payment was paid in April 2018. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses throughout our fiscal year ending September 30, 2019. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to pay off or modify terms of our existing debt coming due  in December 31, 2018, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	September 30,
	2018	2017
		(unaudited)
Net cash used in operating activities	$(2,229,207)	$(1,509,669)
Net cash used in investing activities	(55,000)	—
Net cash provided by financing activities	2,271,000	1,057,481
Net decrease in cash	$(13,207)	$(452,188)

Net cash used in operating activities

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2018, which consisted of a net loss of $5.1 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities and note extinguishments, totaling $2.2 million in the aggregate, and a net increase in accounts payable and accrued expenses of $0.7 million. Net cash used in operating activities over the next year are expected to increase as payments are made related to accrued legal services incurred through September 30, 2018.

Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2017, which consisted of a net loss of $3.4 million partially offset primarily by non-cash interest, stock-based compensation, discount amortization, warrant issuance costs and revaluation of premium debt conversion derivatives on the Series 1 Notes and Series 2 Notes totaling $1.2 million in the aggregate, an increase in accrued expenses of $0.6 million, and a decrease in prepaid expenses of $46,677.

Net cash used by investing activities

Net cash used by investing activities was $55,000 for the nine months ended September 30, 2018 and consisted of the payment owed under the terms of the 2017 WARF Agreement for the purchase of a patent license for research and development. There was no cash used for investing activities during the nine months ended September 30, 2017.

Net cash provided by financing activities

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2018, which consisted of net proceeds received from the 2018 Private Placement of common stock and warrants totaling $1.1 million, the issuance of the Series 3 Notes and Warrants of $0.9 million and issuance of unsecured loans in the amount of $0.3 million during the nine month period.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2017, which consisted of $1.1 million in net proceeds received upon the issuance of the Series 1 Notes and Warrants and Series 2 Notes and Warrants which was partially offset by a $50,000 repayment of a short-term unsecured loan.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Transition Report, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

As of September 30, 2018 and December 31, 2017, the fair values of cash, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the notes was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes was based on both the estimated fair value of our Common Stock of $2.30 and $2.52 as of September 30, 2018 and December 31, 2017, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs.

Intellectual Property

We entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Milestone payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

We evaluate long-lived assets, which consist entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through September 30, 2018, no milestones triggering possible impairment of our long-lived assets have occurred.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the notes. Amortization of debt issuance costs is calculated using the straight-line method over the term of the notes, which approximates the effective interest method, and is recorded in interest expense in the statements of operations.

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

Premium Debt Conversion Derivatives

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivatives are accounted for separately on a fair value basis. We record the fair value changes of separated embedded derivatives in the consolidated statements of operations at each reporting period while outstanding.

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

Net Earnings or Loss Per Share

Basic earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. Our stock options, warrants and convertible promissory notes are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the stock options and warrants. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

Common Stock Valuation Methodology

Prior to the Acquisition

Prior to the Acquisition on July 20, 2017, NeuroOne, Inc. was a private company with no active public market for its common stock. Therefore, at the time of grant, NeuroOne, Inc. determined the fair value of its common stock using a contemporaneous valuation performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We performed these contemporaneous valuations on an as-needed basis. In conducting the contemporaneous valuations, NeuroOne, Inc. considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including its best estimate of our business condition, prospects and operating performance at each valuation date. Within this contemporaneous valuation performed by us, a range of factors, assumptions and methodologies were used. These significant factors included:

●	our recent securities transactions;

●	our stage of development and business strategy;

●	the likelihood of a liquidity event such as an initial public offering, a merger or the sale of our company;

●	our financial condition and operating results, including our projected results; and

●	the financial condition and operating results of comparable publicly owned companies

The fair value of NeuroOne, Inc.’s common stock prior to the Acquisition was determined during a period when there was limited data with regard to value indication other than convertible notes issued between November 2016 and June 2017. At the time, such convertible notes contained a $1.80 conversion cap, which was treated as an estimated price of preferred stock into which the notes would convert. A transaction backsolve was performed that equated the $1.5 million investment in the convertible notes with the resulting equity allocation to the hypothetical converted shares and warrants expected to be issued upon conversion. The resulting equity value was then used to infer the value of common stock within the same option-pricing framework. This scenario implicitly assumed 100% likelihood of a stock financing. In order to account for the possibility of dissolution, the transaction backsolve was used along with a dissolution scenario within a hybrid Probability Weighted Expected Return Method (“PWERM”). The scenarios were weighted 50/50, and a Discount For Lack of Marketability (“DLOM”) applied, to determine the valuation conclusion.

Following the Acquisition

For valuations following the Acquisition, including the valuation of our common stock on December 31, 2017, management estimated our enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, we relied on forward revenue multiples from guideline public companies (“GPC”) for calendar year 2019 and 2020. The resulting equity value from the GPC method was allocated to common stock using the option pricing method, and a DLOM was applied. Based on the above methodology and weightings, we derived a valuation conclusion of $2.30 and $2.52 per share as of September 30, 2018 and December 31, 2017, respectively.

The significant factors contributing to the increase in the fair value of our common stock following the Acquisition included the following:

●	The successful completion of the reverse merger;

●	Access to new capital as a public company;

●	Improved revenue projections;

●	Improved general economic conditions;

●	Additional issuance of convertible notes; and

●	Important developments relating to achievement of our business objectives

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

The fair value of our common stock is used as an input into the fair value determination of the warrants, stock option or other equity awards that we have issued during the year or are outstanding liabilities at our reporting date.

Recent Accounting Pronouncements

See Note 3 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Transition Report regarding the impact of certain recent accounting pronouncements on our financial statements.

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

Minnetonka, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroOne Medical Technologies Corporation (the “Company”) as of September 30, 2018 and December 31, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

Minneapolis, Minnesota

December 12, 2018

NeuroOne Medical Technologies Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$13,260	$26,467
Prepaid expenses	5,378	7,146
Total current assets	18,638	33,613
Intangible assets, net	200,081	216,372
Total assets	$218,719	$249,985

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable	$221,235	$—
Accrued expenses	1,591,022	1,021,617
Short-term promissory notes and unsecured loans	283,000	253,000
Convertible promissory notes, net and accrued interest	1,393,804	2,168,340
Premium conversion derivatives	308,395	462,174
Total current liabilities	3,797,456	3,905,131
Warrant liability	817,155	1,381,465
Total liabilities	4,614,611	5,286,596

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued or outstanding as of September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 9,656,505 and 7,864,994 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	9,657	7,865
Additional paid–in capital	6,052,161	280,320
Accumulated deficit	(10,457,710)	(5,324,796)
Total stockholders’ deficit	(4,395,892)	(5,036,611)
Total liabilities and stockholders’ deficit	$218,719	$249,985

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Operations

	For the nine months ended September 30,		Year ended December 31,
	2018	2017	2017
		(unaudited)
Operating expenses:
General and administrative	$2,676,872	$1,798,131	$2,336,988
Research and development	715,086	500,408	735,333
Total operating expenses	3,391,958	2,298,539	3,072,321
Loss from operations	(3,391,958)	(2,298,539)	(3,072,321)
Interest expense	(763,065)	(1,057,024)	(1,395,138)
Net change in fair value for the warrant liability and premium conversion derivatives	336,596	(77,505)	(240,053)
Loss on note extinguishments, net	(1,314,487)	—	(350,914)
Net loss	$(5,132,914)	$(3,433,068)	$(5,058,426)
Net loss per share:
Basic and diluted	$(0.61)	$(0.55)	$(0.77)
Number of shares used in per share calculations:
Basic and diluted	8,420,529	6,217,076	6,610,072

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	5,216,565	$31	$119	$(266,370)	$(266,220)
Issuance of stock in connection with intellectual license agreement	859,976	860	22,555	—	23,415
Issuance of restricted stock award	215,453	215	7,005	—	7,220
Transfer of shares in connection with merger	1,573,000	1,573	(1,573)	—	—
Par value change in connection with merger	—	5,186	(5,186)	—	—
Stock-based compensation	—	—	69,574	—	69,574
Issuance of warrants	—	—	61,496	—	61,496
Issuance of additional warrants in connection with short-term notes modification	—	—	117,280	—	117,280
Forgiveness of subscription receivable	—	—	9,050	—	9,050
Net loss	—	—	—	(5,058,426)	(5,058,426)
Balance at December 31, 2017	7,864,994	7,865	280,320	(5,324,796)	(5,036,611)

Issuance of common stock upon short term notes and convertible notes extinguishments	1,146,311	1,147	2,348,790	—	2,349,937
Issuance of warrants and reclassification of warrant liability in connection with short-term notes and convertible notes extinguishments	—	—	2,008,796	—	2,008,796
Issuance of common stock under 2018 private placement	445,200	445	824,449	—	824,894
Issuance of warrants under 2018 private placement	—	—	288,106	—	288,106
Issuance costs related to 2018 private placement	—	—	(173,067)	—	(173,067)
Issuance of common stock for consulting services	200,000	200	469,300	—	469,500
Stock-based compensation	—	—	5,467	—	5,467
Net loss	—	—	—	(5,132,914)	(5,132,914)
Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		Year ended December 31,
	2018	2017	2017
		(unaudited)

Operating activities
Net loss	$(5,132,914)	$(3,433,068)	$(5,058,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	16,291	13,368	17,633
Stock-based compensation	486,120	76,794	76,794
Forgiveness of subscription	—	9,051	9,050
Non-cash interest on convertible promissory notes	152,045	76,359	115,867
Non-cash discount amortization on convertible and short-term promissory notes	611,020	943,427	1,242,031
Note issuance costs attributed to warrant liability and to convertible promissory note modification	—	38,119	38,119
Revaluation of premium conversion derivatives	(371,831)	90,212	(17,962)
Revaluation of warrant liability	35,235	(12,707)	258,015
Loss on note extinguishments, net	1,314,487	—	350,914
Change in assets and liabilities:
Prepaid expenses and other assets	1,768	46,677	46,677
Accounts payable	221,235	—	—
Accrued expenses	437,337	642,099	813,215
Net cash used in operating activities	(2,229,207)	(1,509,669)	(2,108,073)
Investing activities
Purchase of intangible assets	(55,000)	—	(91,709)
Net cash used in investing activities	(55,000)	—	(91,709)
Financing activities
Proceeds from issuance of convertible promissory notes and short-term notes	432,849	675,705	1,004,134
Proceeds from issuance of warrants associated with convertible promissory notes	442,151	440,919	777,490
Proceeds from issuance of warrants associated with short-term notes	—	61,496	61,496
Proceeds from issuance of common stock in connection with private placement	824,894	—	—
Proceeds from issuance of warrants in connection with private placement	288,106	—	—
Proceeds (repayment) from unsecured loans	283,000	(50,000)	(50,000)
Issuance costs related to short-term note	—	(3,030)	(3,030)
Issuance costs related to convertible promissory notes	—	(35,689)	(45,468)
Issuance costs related to warrants	—	(31,920)	(40,590)
Net cash provided by financing activities	2,271,000	1,057,481	1,704,032
Net decrease in cash	(13,207)	(452,188)	(495,750)
Cash at beginning of period	26,467	522,217	522,217
Cash at end of period	$13,260	$70,029	$26,467
Supplemental non-cash financing and investing transactions:
Bifurcation of premium conversion derivatives related to convertible promissory notes	$168,384	$213,961	$342,486
Conversion of short-term notes and convertible promissory notes into common stock	$2,063,361	$—	$—
Issuance of additional warrants in connection with short-term notes and convertible promissory notes modifications	$829,378	$—	$117,280
Purchased intangible assets in accrued liabilities	$—	$—	$30,000
Common stock issued for the purchase of intangible assets	$—	$23,115	$23,415
Accrued issuance costs related to private placement	$173,067	—	—
Accrued issuance costs attributed to short-term promissory notes and convertible promissory notes	$2,850	$42,811	$57,037
Accrued issuance costs attributed to warrant liability	$—	$38,119	$38,119

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements

NOTE 1 - Organization and Nature of Operations

NeuroOne Medical Technologies Corporation (the “Company”), a Delaware Corporation, was originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition (as defined below), the Company completed a series of steps contemplated by a Plan of Conversion pursuant to which the Company, among other things, changed its name to NeuroOne Medical Technologies Corporation, increased its authorized number of shares of common stock from 45,000,000 to 100,000,000, increased its authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, the Company, through a wholly owned acquisition subsidiary, acquired 100% of the outstanding capital stock of NeuroOne, Inc. (“NeuroOne”) in a reverse triangular merger and reorganization pursuant to Section 368(a) of the Internal Revenue Code (the “Acquisition”). The Acquisition was accounted for as a capital transaction, or reverse recapitalization. NeuroOne was the accounting acquirer in this transaction. As such, the historical financial statements reflect the operations of NeuroOne for all periods presented prior to the date of Acquisition. NeuroOne was formed on October 7, 2016. The accompanying consolidated financial statements subsequent to the Acquisition include those of the Company, as well as those of its wholly owned subsidiary NeuroOne.

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

The Company is based in Minnetonka, Minnesota effective December 1, 2018. The Company was previously based in Eden Prairie, Minnesota.

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

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $10,457,710 as of September 30, 2018. In the event the Company is unable to complete an equity round of financing resulting in more than $3 million in gross proceeds by December 31, 2018, the 2017 Convertible Notes and accrued interest thereon will become due. The Company does not have adequate liquidity to fund the repayment of the 2017 Convertible Notes if they become due on December 31, 2018 or to fund its operations throughout fiscal 2019 without raising additional funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through September 30, 2018, since inception, the Company has completed unsecured loan financings for gross proceeds of $283,000, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes as described below), a $1,625,120 convertible promissory note financing and a second $1,540,000 convertible note promissory financing. In addition, the Company entered into a private placement transaction in July 2018 whereby $1,113,000 in gross proceeds were raised out of a planned $10.0 million maximum subscription amount (assuming the over-allotment option is not exercised) through September 30, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2019 without raising additional funds. Management intends to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation and Change in Fiscal Year

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America, In September 2018, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company’s fiscal year end from December 31 to September 30. The Company’s fiscal year now begins on October 1 and ends on September 30 of each year, starting on October 1, 2018. The required transition period of January 1, 2018 to September 30, 2018 is included in the consolidated financial statements. For comparative purposes, the unaudited consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2017 are also presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of September 30, 2018, the Company did not have any deposits in excess of federally insured amounts.

Common Stock Valuation

Due to the limited market liquidity for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), to estimate the fair value of its common stock. The valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, and the likelihood of achieving a liquidity event, such as an offering or sale. Significant changes to the key assumptions used in the valuations may result in different fair values of common stock at each valuation date. Following is a summary of underlying assumptions used:

Prior to the Acquisition

Prior to the Acquisition on July 20, 2017, NeuroOne was a private company with no active public market for its common stock. Therefore, at the time, NeuroOne determined the fair value of its common stock using a contemporaneous valuation performed in accordance with the Practice Aid. Within this contemporaneous valuation performed by NeuroOne included the following significant factors:

●	recent securities transactions;

●	stage of development and business strategy;

●	the likelihood of a liquidity event such as an initial public offering, a merger or the sale of our company;

●	financial condition and operating results, including our projected results; and

●	financial condition and operating results of comparable publicly owned companies

The fair value of NeuroOne’s common stock prior to the Acquisition was determined during a period when there was limited data with regard to value indication other than convertible notes issued between November 2016 and June 2017. At the time, such convertible notes contained a $1.80 conversion cap, which was treated as an estimated price of preferred stock into which the notes would convert. A transaction backsolve was performed that equated the $1.5 million investment in the convertible notes with the resulting equity allocation to the hypothetical converted shares and warrants expected to be issued upon conversion. The resulting equity value was then used to infer the value of common stock within the same option-pricing framework. This scenario implicitly assumed 100% likelihood of a stock financing. In order to account for the possibility of dissolution, the transaction backsolve was used along with a dissolution scenario within a hybrid Probability Weighted Expected Return Method (“PWERM”). The scenarios were weighted 50/50, and a Discount For Lack of Marketability (“DLOM”) applied, to determine the valuation conclusion.

Following the Acquisition

For valuations following the Acquisition, including the valuation of common stock on December 31, 2017, the Company estimated our enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, the Company relied on forward revenue multiples from guideline public companies (“GPC”) for calendar year 2019 and 2020. The resulting equity value from the GPC method was allocated to common stock using the option pricing method, and a DLOM was applied. Based on the above methodology and weightings, the Company derived a valuation conclusion of $2.30 and $2.52 per share as of September 30, 2018 and December 31, 2017, respectively.

The significant factors contributing to the increase in the fair value the Company’s common stock following the Acquisition included the following:

●	The successful completion of the reverse merger;

●	Access to new capital as a public company;

●	Improved revenue projections;

●	Improved general economic conditions;

●	Additional issuance of convertible notes; and

●	Important developments relating to achievement of our business objectives

The fair value the Company’s common stock is used as an input into the fair value determination of the warrants, stock option or other equity awards that the Company has issued or are outstanding liabilities at the reporting date.

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

As of September 30, 2018 and December 31, 2017, the fair values of cash, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the short-term and convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes of the Company were based on both the estimated fair value of our common stock of $2.30 and $2.52 as of September 30, 2018 and December 31, 2017, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the nine month transition period ended September 30, 2018 or for the year ended December 31, 2017.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$817,155	$—	$—	$817,155
Premium conversion derivatives	308,395	—	—	308,395
Total liabilities at fair value	$1,125,550	$—	$—	$1,125,550

	As of December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,381,465	$—	$—	$1,381,465
Premium conversion derivatives	462,174	—	—	462,174
Total liabilities at fair value	$1,843,639	$—	$—	$1,843,639

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017:

	2018	2017
Warrant liability
Balance as of beginning of period	$1,381,465	$345,960
Value assigned to warrants in connection with convertible promissory and short-term notes	579,873	777,490
Reclassification to equity	(1,179,418)	—
Change in fair value of warrant liability	35,235	258,015
Balance as of end of period	$817,155	$1,381,465

	2018	2017
Premium debt conversion derivatives
Balance as of beginning of period	$462,174	$137,650
Value assigned to the underlying derivatives in connection with convertible promissory and short-term notes	218,052	342,486
Change in fair value of premium debt conversion derivatives	(371,831)	(17,962)
Balance as of end of period	$308,395	$462,174

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through September 30, 2018, no milestones triggering possible impairment of the Company’s long-lived assets have occurred.

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

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance of convertible promissory notes (See Note 7– Short-Term Promissory Notes and Unsecured Loans and Note 8 – Convertible Promissory Notes and Warrant Agreements). The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable in cases where warrant pricing protections in future equity financings are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the consolidated statements of operations.

Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivatives are accounted for separately on a fair value basis. The Company records the fair value changes of separated embedded derivatives at each reporting period in the consolidated statements of operations (See Note 7– Short-Term Promissory Notes and Unsecured Loans and Note 8 – Convertible Promissory Notes and Warrant Agreements). The Company determined that the redemption features under the convertible promissory notes qualified as embedded derivatives and therefore separated from the debt host with regard to the convertible promissory notes.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the U.S. tax code. Changes affecting the Company’s consolidated financial statements include, but are not limited to, a U.S federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The Company has adjusted the disclosure amounts related to deferred tax assets and the valuation allowance recorded to reflect the new federal corporate tax rates.

Net Loss Per Share

For the Company, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants and stock options are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the nine month transition period ended September 30, 2018 or for the year ended December 31, 2017 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017:

	2018		2017
Warrants	2,927,572	(1)	189,750	(1)
Stock options	368,216		365,716

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million occurs in the future related to the 2017 Convertible Notes.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this standard for the nine month transition period ended September 30, 2018. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new guidance modifies the disclosure requirements in Topic 820 as follows:

●	Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.

●	Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

●	Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

This guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the new guidance on its financial statements.

NOTE 4 - Commitments and Contingencies

WARF License Agreement

On October 1, 2014, NeuroOne LLC (the “LLC”), NeuroOne’s predecessor which was merged with and into NeuroOne on October 27, 2016 (the “Merger”), entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film micro electrode technology (the “2014 WARF Agreement”). The license agreement required the LLC to make $110,000 in milestone payments depending on achievement of certain development and approval milestones or within twelve months of signing the 2014 WARF Agreement. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to WARF on a percentage of net sales of products of the licensed technology. Under the terms of the 2014 WARF Agreement, amounts that remained unpaid more than 30 days after they were due, accrued interest at 1 percent per month. Milestone payments due in 2015 were not made to WARF. From October 27, 2016 until the 2014 WARF Agreement was amended as described below, the LLC was in default under the 2014 WARF Agreement. In addition, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to NeuroOne at the time of the Merger without the consent of WARF, which was received when the 2014 WARF Agreement was amended in February 2017 as described below. In connection with the Merger and in accordance with ASC 805-50, NeuroOne estimated the fair value of consideration payable to WARF and recorded an intangible asset of $120,000 with a corresponding accrued expense.

This agreement was subsequently amended in February 2017 (as so amended, the “2017 WARF Agreement”) whereby WARF consented to the transfer of the rights and obligations under the license agreement from the LLC to NeuroOne (which are now the Company’s rights and obligations, following the Acquisition). In the 2017 WARF Agreement, the Company agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date the Company cumulatively raises at least $3 million in financing, the date of a change of control, or the Company’s revenue reaching a specified threshold amount. The Company met the milestone payment requirement with regard to the $55,000 license fee which was paid in April 2018. In addition, the Company agreed to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date the Company cumulatively raises at least $5 million in financing, the date of a change of control, or the Company’s revenue reaching a specified threshold amount. As of September 30, 2018, the Company has not met the requirements for the $65,000 milestone payment and this amount remains in accrued expenses.

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

The Company has agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that the Company would submit a business plan to WARF by February 1, 2018, which the Company submitted on January 18, 2018, and file an application for 510(k) marketing clearance with the FDA by February 1, 2019. WARF may terminate the 2017 WARF Agreement in the event that the Company fails to meet these milestones on 30 days’ written notice, if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, actively pursue the development plan or breaches any other covenant in the 2017 WARF Agreement and fails to remedy such default in 90 days or in the event of certain bankruptcy events involving the Company. WARF may also terminate this license (i) on 90 days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the 2017 WARF Agreement by March 31, 2019 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters.

Mayo Agreement

On October 3, 2014, the LLC entered into an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“2014 Mayo Agreement”). The LLC was to make milestone payments depending on achievement of certain development and approval milestones and sales targets, none of which were met as of December 31, 2015. Additionally, if the LLC was successful in obtaining regulatory approval, the LLC was to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the 2014 Mayo Agreement, set to expire May 25, 2037. Also, the LLC was obligated to issue common stock to Mayo if certain events occurred. Upon the LLC’s merger with NeuroOne on October 27, 2016, the rights under the 2014 Mayo Agreement transferred to NeuroOne, and certain milestones were attained. Therefore, NeuroOne recorded liabilities of $300 related to shares of common stock expected to be issued to Mayo and $91,709 for the intellectual property to be paid in cash. Under the terms of the 2014 Mayo Agreement, amounts that remained unpaid accrued interest at 2 percent above the prime rate. Milestone payments due in 2016 were not made to Mayo. As such, prior to the amendment of the 2014 Mayo Agreement in May 2017, NeuroOne was in default under the 2014 Mayo Agreement. Mayo and NeuroOne amended and restated the 2014 Mayo Agreement in May 2017 (as so amended and restated, the “2017 Mayo Agreement”). Pursuant to the 2017 Mayo Agreement, NeuroOne issued 859,976 shares of common stock (as converted based on the Exchange Ratio) to Mayo to settle the amount of common stock NeuroOne was previously obligated to issue under the 2014 Mayo Agreement and as provided by the terms of the 2017 Mayo Agreement. NeuroOne recorded an additional $23,115 to intangible assets related to the fair value of the 2017 stock issuance to Mayo. As a part of the 2017 Mayo Agreement, as amended in November 2017, the $91,709 milestone payment was paid in December 2017.

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

On March 29, 2018, the Company was served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson.  In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft.  Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asked the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.  The Company, NeuroOne and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously.

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The Company expects a ruling on the motion within 90 days of that date. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition.

The outcome and potential loss related to this matter is unknown as of September 30, 2018 and as of the issuance of these  financial statements.

NOTE 5 - Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, December 31, 2016	12-13 years	$180,890
License agreement amendment		53,115
Less: amortization		(17,633)
Net Intangibles, December 31, 2017		216,372
Less: amortization		(16,291)
Net Intangibles, September 30, 2018		$200,081

The Company anticipates amortization expense of approximately $21,000 per year for fiscal year 2019 through 2023 based upon the two current license agreements.

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Accrued license fees	$65,000	$120,000
Legal costs	833,470	553,037
Accrued issuance costs	204,000	28,083
Accrued payroll	276,639	223,195
Advances	—	50,000
Other	211,913	47,302
	$1,591,022	$1,021,617

NOTE 7 - Short-Term Promissory Notes and Unsecured Loans

	As of September 30, 2018	As of December 31, 2017
Short-term promissory notes	$—	$253,000
Unsecured loans	$283,000	$—

Short-Term Promissory Notes

The Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 in August 2017 which included free standing equity warrants. The Short-Term Notes were subsequently amended in November 2017 and March 2018 to become convertible, extend the maturity date and include additional warrant coverage, new interest payment provisions and new conversion features described more fully below. Effective July 2, 2018, the Company entered into debt conversion agreements (the “Short-Term Note Conversion Agreements”) with each Short-Term Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) under the Short-Term Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “Short-Term Note Conversion Shares”); (ii) cancel and extinguish the Short-Term Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants, as described more fully below, to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Short-Term Notes, the Company issued each subscriber a new warrant (the “Short-Term Note Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Short-Term Note Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Short-Term Note Payment Warrants became exercisable commencing on July 2, 2018, and expire on November 21, 2021.

Pursuant to the Short-Term Note Conversion Agreements, $259,297 of the outstanding principal and interest of the Short-Term Notes was converted into 144,053 shares of common stock with an additional 477,856 shares issuable upon exercise of the Replacement Warrants, Additional Warrants and Short-Term Payment Warrants. The conversion of the Short Term Notes was accounted for as an extinguishment. The difference in the carrying value of the Short-Term Notes coupled with the fair value of the underlying Replacement Warrants and Additional Warrants on the date of extinguishment relative to the higher fair value of the underlying common stock and collective Replacement Warrants, Additional Warrants and new Short-Term Payment Warrants issued was $148,787. The $148,787 differential was recorded as a loss on note extinguishments in the accompanying consolidated statements of operations during the nine month transition period ended September 30, 2018.

The Replacement Warrants, Additional Warrants and Short-Term Note Payment Warrants were deemed to be free-standing equity instruments upon execution of the July 2, 2018 Short-Term Note Conversion Agreements. All of the warrant terms became fixed and have identical provisions. Due to the previously granted warrants now having fixed terms, the warrant liability value of $148,053 was reclassified to equity. The warrants associated with the Short-Term Notes became immediately exercisable on July 2, 2018 and expire November 21, 2021. The Black-Scholes model was used to determine the July 2, 2018 fair value of the warrants associated with the Short-Term Warrants. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 49.8% percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

Activity Prior to the July 2, 2018 Cancellation, Extinguishment and Conversion of the Short-Term Notes

In August 2017, the Company’s Board of Directors (the “Board”) authorized, and the Company issued the Short-Term Notes for aggregate gross proceeds of $253,000 prior to issuance costs of $3,030 which were discounted from the Short-Term Notes and were amortized ratably to interest expense over the original term of the Short-Term Notes up though November 2017. For the year ended December 31, 2017, discount amortization charged to interest expense related to the issuance costs was $1,748 through the November 30, 2017 amendment date as discussed further below.

On November 30, 2017, the Short-Term Notes were amended to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage to 189,750 common stock purchase warrants (as amended, the “Original Warrants”). The Original Warrants had a term of 5 years and an exercise price of $1.80 and would have been immediately exercisable upon maturity of the Short-Term Notes prior to the November 30, 2017 amendment.

The November 30, 2017 amendment resulted in a substantial modification to the Short-Term Notes and was accounted for under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying statements of operations for the year ended December 31, 2017 was recorded in the amount of $144,577, which represented the difference between the face value of the Short-Term Notes over the combined carrying values of the Short-Term Notes and warrants on the date of the amendment. The fair value increase of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the amendment was $117,280 which was recorded as additional paid-in capital.

Prior to the November 30, 2017 amendment, the holders were to receive 126,500 common stock purchase warrants upon maturity. A portion of the proceeds from the Short-Term Notes upon issuance was allocated to the original warrants based on their relative fair value to the underlying Short-Term Notes in the amount of $61,496 and was recorded in additional paid-in capital in the accompanying consolidated balance sheets and was discounted from the Short-Term Notes and was being amortized to interest expense ratably over the term of the Short-Term Notes which amounted to $35,479 during the year ended December 31, 2017. The fair value of the warrants was based on the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.1 percent; expected volatility of 47.8 percent; expected life of 5.7 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

The Short-Term Notes were subsequently amended and restated on March 12, 2018 (the “Amended and Restated Short-Term Notes”). The Amended and Restated Short-Term Notes became convertible promissory notes that had interest assessed at a fixed rate of 8% per annum and would have required the Company to repay the principal and accrued and unpaid interest thereon on the maturity date of July 31, 2018 (the “Short-Term Note Maturity Date”). Pursuant to the terms of each Amended and Restated Short-Term Note and a consent signed by the Company and each holder, the Original Warrants under the Short-Term Notes were modified whereby each subscriber received a replacement warrant (the “Replacement Warrants”) upon the issuance of the Amended and Restated Short-Term Note, in lieu of the Original Warrant. In addition, each holder was issued an additional warrant (the “Additional Warrants”).

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

The Replacement Warrants were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance with an offset to extinguishment loss described further below. The fair value changes of the warrant liability associated with the Amended and Restated Short-Term Notes were recorded at each reporting date in the consolidated statements of operations which amounted to an expense of $10,330 for the nine month transition period ended September 30, 2018. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants immediately prior to the July 2, 2018 Short-Term Note Conversion Agreement amendment. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 50 percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

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

The Additional Warrants were deemed to be free-standing instruments and were accounted for as equity as there were no variable terms. 189,750 shares of common stock were issuable upon exercise of the Additional Warrants as of the March 12, 2018 amendment date with terms that largely paralleled the provisions of the Original Warrants except that the Additional Warrants were exercisable on the Conversion Date as opposed to the Short-Term Note Maturity Date and the expiration date was moved up to November 21, 2021 from July 31, 2023. The fair value differential between the Original Warrants and the Additional Warrants was a reduction of $22,624. The fair value change was recorded as a reduction to additional paid-in capital in the accompanying condensed balance sheets and was included as part of the extinguishment loss discussed further below.

Premium Conversion Derivative

Upon the March 2018 amendment, the Amended and Restated Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurred at a price under $2.25 per share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 12, 2018 amendment with a corresponding offset to extinguishment loss which is described further below. Subsequent to the amendment, the embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the consolidated statements of operations for a benefit of $(49,668) for the nine month transition period ended September 30, 2018.

Other

The March 2018 amendment resulted in a substantial modification to the Short-Term Notes whereby additional conversion features and warrant coverage were added. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying consolidated statements of operations for the nine month transition period ended September 30, 2018 was recorded in the amount of $186,220, which represented the difference between the carrying value of the Short-Term Notes and Original Warrants over the combined fair values of the Short-Term Notes, premium conversion derivative, Replacement Warrant and Additional Warrants on the date of the amendment. The fair value decrease of the Short-Term Notes (inclusive of principal and interest, non-bifurcated embedded conversion feature and the Additional Warrants) relative to its adjusted carrying value at the time of the amendment was $1,170 which was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

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

NOTE 8 - Convertible Promissory Notes and Warrant Agreements

	As of September 30, 2018	As of December 31, 2017
2016 convertible promissory notes, net of discounts	$—	$1,543,652
2017 convertible promissory notes, net of discounts	1,306,776	504,465
Accrued interest	87,028	120,223
Total	1,393,804	2,168,340

2016 Convertible Promissory Notes

From November 2016 to June 2017, the Company issued convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) in an aggregate principal amount of $1,625,120 and entered into subscription agreements with subscribers (the “2016 Private Placement”). Effective July 2, 2018, however, the Company entered into debt conversion agreements (the “2016 Note Conversion Agreements”) with each Convertible Note subscriber to (i) convert the Outstanding Balance under the Convertible Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “2016 Note Conversion Shares”); (ii) cancel and extinguish the Convertible Notes; and (iii) amend and restate the Warrants as defined below to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Convertible Notes, the Company issued each subscriber an additional new warrant (the “2016 Note Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of 2016 Note Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The 2016 Note Payment Warrants became exercisable commencing on July 2, 2018 and expire on November 21, 2021.

Pursuant to the 2016 Note Conversion Agreements, $1,804,064 of the outstanding principal and interest of the 2016 Convertible Promissory Notes was converted into 1,002,258 shares of common stock and an additional 2,004,516 shares of common stock became issuable upon exercise of the Warrants and 2016 Note Payment Warrants. The conversion of the Convertible Notes was accounted for as an extinguishment. The difference in the carrying value of the Convertible Notes coupled with the fair value of the underlying Warrants upon conversion relative to the higher fair value of the underlying common stock and collective Warrants and new 2016 Note Payment Warrants issued was $979,480. The $979,480 differential total, inclusive of the unamortized discount remaining on the Convertible Notes of $11,143 as of July 2, 2018, was recorded as a loss on note extinguishments in the accompanying consolidated statement of operations during the nine month transition period ended September 30, 2018.

The Warrants and 2016 Note Payment Warrants were deemed to be free-standing equity instruments upon execution of the 2016 Note Conversion Agreements. All of the warrant terms became fixed and the terms were identical. Due to the previously granted warrants now having fixed terms, the adjusted warrant liability value of $1,031,366 was reclassified to equity. The warrants associated with the Convertible Notes became immediately exercisable on July 2, 2018 and expire November 21, 2021. The Black-Scholes model was used to determine the July 2, 2018 fair value of the warrants associated with the Convertible Notes. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 49.8% percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

Activity Prior to the July 2, 2018 Cancellation, Extinguishment and Conversion of the Convertible Notes

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

Prior to the June 2017 amendment, the Warrants granted holders the option to purchase either (i) if exercised after conversion of the Convertible Notes, the number of shares equal to the number of shares received by the holders upon the conversion of the Convertible Notes, or (ii) if exercised prior to conversion of the Convertible Notes, the number of shares of common stock equal to the outstanding principal and accrued interest on the Convertible Notes held by such warrant holder divided by $1.80. The Warrants were immediately exercisable on the date of issuance and would have expired on November 21, 2021. In June 2017, however, the Company amended the terms of the Warrants under the Convertible Notes to be exercisable only in the event of conversion of the outstanding principal and accrued interest on the related Convertible Notes. The amount of warrant shares to be issued became contingent and were based on the number of shares of common stock received by the holder of the Convertible Notes upon conversion of such holder’s Convertible Notes, and at an exercise price equal to the same price per share of the securities issued in the Qualified Financing. The Warrants would have expired on November 21, 2021 in the event of a Qualified Financing or would have expired unissued if the notes were not converted.

Prior to the July 2018 Convertible Note extinguishment, the Warrants were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. For the December 31, 2017 liability valuation of the Warrants, a Monte Carlo simulation model was used to estimate the aggregate fair value. Input assumptions used were as follows: a risk-free interest rate of 2.08 percent; expected volatility of 50 percent; expected life of 3.89 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.  The Convertible Note proceeds assigned to the Warrants were zero and $440,919 during the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively, which represented their fair value at issuance, and were discounted from the Convertible Notes and reflected as a warrant liability. The discount was amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximated the effective interest method and was fully amortized by December 31, 2017; the amortization expense recorded was $759,004 during the year ended December 31, 2017. The Company also recorded the fair value changes of the warrant liability associated with the Convertible Notes in the consolidated statements of operations which amounted to a benefit of $(14,865) and an expense of $259,352 for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

The November 2017 amendment resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended, and the terms associated with the Warrants were revised. The fair value of the underlying convertible notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a gain on note extinguishments in the accompanying statements of operations with an offsetting discount to the Convertible Notes. The discount was being amortized over the amended term of the Convertible Notes. The amortization recorded during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017 was $70,324 and $15,756, respectively.

At the time of their issuance, the Convertible Notes contained a 125% conversion premium in the event that a Qualified Financing occurs at a price under $2.25 per common share. The Company determined that the redemption feature under the Convertible Notes qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the Convertible Notes in the amount of zero and $213,961 during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017, respectively. The discount was being amortized to interest expense over the original term of the Convertible Notes using the straight-line method which approximates the effective interest method and was fully amortized by December 31, 2017; the amortization expense recorded was $340,551 during the year ended December 31, 2017. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Convertible Notes in the consolidated statements of operations for a benefit of $(333,183) and $(18,428) for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

In connection with the Convertible Notes, the Company incurred issuance costs in the amount of $151,915, which included (i) a placement agent cash fee, which was $113,610 for the Convertible Notes issued through June 19, 2017 (ii) the obligation to issue a warrant to the placement agent (the “placement agent warrant”) which would have had an exercise price of $2.00 per share of common stock with a total fair value of $4,855 on date of Convertible Note issuance, and (iii) legal expenses of $33,450. The placement agent warrant was issuable at the time the private placement transaction was fully subscribed. The placement agent warrant would have been immediately exercisable on the date of issuance and would have expired five years following the date of issuance. The Company recorded an issuance cost discount to the Convertible Notes in the amount of zero and $39,781 during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017, respectively, and was fully amortized by December 31, 2017; the amortization expense recorded as interest was $74,264 during the year ended December 31, 2017. The balance of the issuance costs in the amount of $38,119 was attributed to the Warrants and was immediately recorded as interest expense upon issuance during the year ended December 31, 2017.

2017 Convertible Notes

On October 4, 2017, the Company initially entered into a subscription agreement with certain investors (the “Subscribers”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscribers 8% convertible promissory notes (the “2017 Convertible Notes”) and warrants (the “New Warrants”) to purchase shares of the Company’s capital stock in the event of a conversion event. The number of shares and pricing per share of the New Warrants are based on the underlying conversion event and are exercisable for five years commencing on the triggering conversion event. The subscription agreement, the 2017 Convertible Notes and New Warrants were amended on December 14, 2017 to move up the maturity date of the 2017 Convertible Notes from October 4, 2022 to December 31, 2018, remove subordination provisions and simplify the conversion provision of the 2017 Convertible Notes in the event of a qualified financing as described more fully below, to modify the exercise price of the New Warrants and to increase the authorized subscription amount to $1,500,000. In May 2018, the Board approved an increase in the authorized subscription amount from $1,500,000 to $2,000,000 and extended the offering period from the five month anniversary of the initial closing to the eight month anniversary of the initial closing. The initial closing of the Private Placement was consummated on October 4, 2017, and the Company entered into additional subscription agreements and issued 2017 Convertible Notes in an aggregate principal amount of $1,540,000 to the Subscribers through June 2018 when the Private Placement expired.

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

Lastly, if a change of control transaction occurs prior to the earlier of a 2017 Convertible Notes Qualified Financing or the 2017 Convertible Notes Maturity Date, the 2017 Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the shares of common stock as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets. The New Warrants also become exercisable upon a change of control transaction for an amount of shares equal to the number of shares received by the holder upon conversion in connection with such transaction at the same price per share that the 2017 Convertible Notes converted in the change of control transaction.

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $294,615 higher than the carrying value of the Convertible Notes net of unamortized debt discount on the date of the modification. The $294,615 difference as well as legal costs associated with the amendment in the amount of $8,945 were recorded as a loss on convertible notes extinguishments totaling $303,560 in the accompanying statements of operations for the year ended December 31, 2017. After the modification, there remained a debt discount of $27,371 of which $19,510 and $1,286 was amortized during the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

The 2017 Convertible Notes contain a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $168,384 and $128,525 for the convertible debt issued during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017, respectively. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $143,166 and $3,815 for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the consolidated statements of operations which amounted to an expense of $11,020 and $466 for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

The New Warrants were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants. Input assumptions used were as follows: a risk-free interest rate of 2.94 percent and 2.22 percent as of September 30, 2018 and December 31, 2017, respectively; expected volatility of 50 percent as of September 30, 2018 and December 31, 2017; expected life of 5.21 years and 5.38 years as of September 30, 2018 and December 31, 2017, respectively; and expected dividend yield of 0 percent as of September 30, 2018 and December 31, 2017. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. The 2017 Convertible Note proceeds assigned to the New Warrants were $442,151 and $336,571 during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017, respectively, which represented their fair value at issuance and were discounted from the 2017 Convertible Notes and reflected as a warrant liability. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $375,076 and $9,971 for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively. The Company also recorded the fair value changes of the warrant liability associated with all of the 2017 Convertible Notes in the consolidated statements of operations which amounted to an expense of $39,770 and a benefit of $(1,337) for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

In connection with the 2017 Convertible Notes, the Company incurred issuance costs in the amount of $8,133 which consisted of legal costs and was recorded as an issuance cost discount to the 2017 Convertible Notes, of which $2,944 and $157 was amortized to interest expense during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017, respectively.

2017 Convertible Note Subscription Agreement

Pursuant to the subscription agreements entered into in connection with the Private Placement, the Company is entitled to receive notice in the event a holder elects to sell or receives a bona fide offer for any portion of the 2017 Convertible Notes or New Warrants, as applicable, and the right to purchase the 2017 Convertible Notes and associated New Warrants on the same terms as the proposed sale or bona fide offer, as applicable, as long as the Company exercises that right within 15 days of receiving written notice. The Company has granted the subscribers indemnification rights with respect to its representations, warranties, covenants and agreements under the respective subscription agreements.

NOTE 9 - Stock-Based Compensation

During the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, stock-based services expense related to the stock options, restricted stock awards and stock-based award liabilities was included in general and administrative and research and development costs as follows in the accompanying statements of operations:

	2018	2017

General and administrative	$480,653	$2,065
Research and development	5,467	74,729
Total stock-based services expense	$486,120	$76,794

NeuroOne formally adopted an equity incentive plan (the “2016 Plan”) on October 27, 2016 which was subsequently adopted by the Company upon completion of the Acquisition. In addition, the Company adopted a 2017 Equity Incentive Plan (the “2017 Plan”) on April 17, 2017. The 2016 and 2017 Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company reserved 2,292,265 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) for issuance under the 2016 and 2017 Plans on a combined basis. The Company began granting stock options and restricted stock awards in the second quarter of 2017. During the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, 2,500 and 365,716 stock options were granted to directors and consultants at a weighted average exercise price of $5.34 and $0.035 per share, respectively. The stock options granted during the nine month transition period ended September 30, 2018 and during the year ended December 31, 2017 had a weighted average grant date fair value of $2.48 and $0.014 per share, respectively, with the vesting period ranging from several weeks upon grant to two months from grant. The options expire ten years from the date of grant. In addition, the Company issued 215,453 shares of restricted common stock at a grant date fair value of $0.034 with performance vesting conditions from the 2016 Plan during the year ended December 31, 2017. There were no restricted common stock awards issued out of the 2016 Plan or 2017 Plan during the nine month transition period ended September 30, 2018. All performance vesting conditions for the restricted common stock were met and there were no unvested shares as of September 30, 2018 and December 31, 2017. Compensation expense associated with restricted common stock was zero and $7,220 for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, respectively.

The following table summarizes the Company’s stock option plan activity for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017 as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value(1)
Outstanding at December 31, 2016	—	—	—	—
Granted	365,716	$0.03	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2017	365,716	$0.03	9.3	$908,920
Granted	2,500	$5.34	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at September 30, 2018	368,216	$0.07	8.6	$820,862
Vested and exercisable at September 30, 2018	368,216	$0.07	8.6	$820,862

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of our common stock as of September 30, 2018 and December 31, 2017 of $2.30 and $2.52 per share, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017:

	2018	2017

Expected stock price volatility	49.8%	47.8%
Expected life of options (years)	5.0	5.0
Expected dividend yield	0%	0%
Risk free interest rate	2.8%	1.9%

During the nine month transition period ended September 30, 2018, 2,500 stock options vested, and the weighted average grant date fair value per option was $2.48. During the year ended December 31, 2017, 365,716 stock options and 215,453 restricted stock awards vested. The weighted average grant date fair value per share of common stock issuable upon exercise of options and of restricted stock awards vesting during the year ended December 31, 2017 was $0.014 and $0.034, respectively. No stock options were forfeited during the nine month transition period ended September 30, 2018 or during the year ended December 31, 2017. As of September 30, 2018, 1,708,596 shares were available for future issuance on a combined basis under the 2016 and 2017 Plans.

Other Stock-Based Awards

Up to 250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 200,000 shares of common stock were awarded during the nine month transactional period ended September 30, 2018. The shares were awarded based on a performance vesting condition that was met in February 2018 and a time-based vesting condition that was met in both May 2018 and August 2018. The compensation expense related to the vested common shares was included in the total stock-based services expense referenced above which totaled $469,500. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.52 per share for 100,000 shares that vested in February 2018, $2.30 per share for the 50,000 shares that vested in May 2018, and $2.05 per share for the 50,000 shares that vested in August 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. The remaining 50,000 shares of the share commitment under the agreement vested in November 2018.

Additionally, the Company recorded stock-based services expense related to unissued stock options associated with a second consulting agreement whereby the number of option shares and pricing will not be set until the occurrence of the award date which is defined as the earlier to occur of a public offering, qualified financing, or December 31, 2018 (as amended from the originally stated June 30, 2018 date). The number of option shares under the agreement is based on a $3,000 monthly compensation amount divided by the fair value of the underlying common stock on the award date. The exercise price will also be set at the fair value of the underlying common stock on the award date. The liability associated with the unissued options was based on an option share equivalent estimate that reflects the portion of the award where performance vesting conditions have been met as of September 30, 2018 and was based on the fair value of the Company’s common stock on September 30, 2018 as the award date has not occurred. The common stock fair value on September 30, 2018 was $2.30 per share and was determined based on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

The stock-based services expense associated with the unissued stock options was $11,153 during the nine month transition period ended September 30, 2018 and is classified in accrued expenses at September 30, 2018. The liability for the unissued stock options was based on the following weighted-average assumptions using the Black-Scholes option-pricing model:

2018

Expected stock price volatility	49.8%
Expected life of options (years)	5.0
Expected dividend yield	0%
Risk free interest rate	2.9%

Upon the issuance of all of the unissued options associated with the stock-based award liabilities, the estimated number of shares available for future issuance as of September 30, 2018 would be reduced from 1,708,596 to 1,698,161 shares as a result of the remaining stock options to be issued upon vesting under the second consulting agreement. The 250,000 shares of common stock issuable under the February 2018 consulting agreement are not eligible for issuance under either the 2016 Plan or 2017 Plan because the 2016 Plan and 2017 Plan limit plan participants to individuals.

NOTE 10 - Stockholders’ Deficit

Private Placement and Corresponding Issuance of Common Stock and Warrants

From July 9, 2018 through September 28, 2018, the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of the Company’s common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018. As of September 30, 2018, the Company has issued and sold an aggregate of 445,200 Units to the Purchasers, for total gross proceeds to the Company of approximately $1,113,000 before deducting offering expenses.

In connection with the 2018 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds to the Company of up to $10,000,000. If the 2018 Private Placement is over-subscribed, the Company may, in its discretion sell up to an additional 600,000 Units (the “Over-Allotment”) to cover such over subscriptions. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock (4,600,000 shares of Common Stock if the Over-Allotment is exercised) would be issuable upon exercise of the 2018 Warrants. The Company may conduct any number of additional closings so long as the final closing occurs on or before January 2, 2019. Under the Purchase Agreement, the Company has agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on its 2017 Convertible Notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying consolidated balance sheets based on their relative fair value to the underlying common shares issued. The fair value of the 2018 Warrants issued was $318,759 and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 2.82 percent; expected volatility of 49.8 percent; expected life of 4.91 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $173,067 as of September 30, 2018. The issuance costs included commissions to the brokers equal to 10% of the gross proceeds from the sale of the Units that qualify for the commission and amounted to $83,800. In addition to the brokers’ commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the brokers to purchase an amount of Common Stock equal to 10% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share upon the close of the 2018 Private Placement. A liability in the amount of $26,878 was recorded as of September 30, 2018 related to the broker warrants. Lastly, third party legal costs in the amount $62,389 comprised the balance of the issuance costs incurred as of September 30, 2018.

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

Warrant Activity and Summary

The following table summarizes warrant activity during the year ended December 31, 2017 and the nine month transition period ended September 30, 2018:

		Exercise Price	Weighted Average
	Warrants	Per Warrant	Exercise Price
Outstanding at January 1, 2017	—	$—	$—
Issued	189,750	$1.80	$1.80
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding and exercisable at December 31, 2017	189,750	$1.80	$1.80
Issued	2,737,822	$1.80 - 3.00	$2.00
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98

The following table summarizes information about warrants outstanding at September 30, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2018
$1.80	2,482,372	3.1	2,482,372
$3.00	445,200	4.8	445,200
Total	2,927,572		2,927,572

The July 2017 Acquisition

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

Predecessor NeuroOne, Inc. Activity

On October 20, 2016, prior to the Merger with the LLC, NeuroOne issued 5,131,514 shares of common stock (as adjusted for the exchange ratio in connection with the Acquisition) as founders’ shares to seven individuals. Three of those investors were officers of NeuroOne. NeuroOne recorded $9,050 of share subscription receivable for these stock issuances in 2016, which remained outstanding as of December 31, 2016. The shares were subscribed at value of $0.03 per share based on a valuation prepared by NeuroOne utilizing a weighted average market value of invested capital methodology. In June 2017, the purchase price owed by the seven individuals for the founders’ shares of NeuroOne under their respective subscription agreements totaling $9,050 was forgiven by NeuroOne prior to the Acquisition.

NOTE 11 - Income Taxes

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

The Company has recorded the adjustments in the consolidated financial statements in accordance with the TCJA and related guidance with a reduction of $420,000 to its net gross deferred tax assets in December 2017, the period in which the legislation was enacted. The reduction was fully offset by an equal reduction in the Company’s valuation allowance given the Company’s historical net losses, resulting in no net income tax expense being recorded.

The effective tax rate for the Company for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for the Company is as follows:

	2018	2017
Income tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income tax, net of federal benefit	(7.7)	(6.5)
Warrant expense	9.4	10.6
Disqualified interest and other	1.0	0.9
Research credits	(1.5)	(1.2)
U.S. tax reform	—	8.3
Valuation allowance	19.8	21.9
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30, 2018 and December 31, 2017:

	2018	2017
Deferred tax assets:
Federal and state operating loss carryforwards	$1,837,375	$871,371
Acquired intangibles	10,116	5,433
Accruals	73,763	64,151
Convertible notes	28,863	81,904
Research and development credit carryforwards	140,553	63,197
Stock-based compensation	24,598	19,821
Total deferred tax assets	2,115,268	1,105,877
Valuation allowance	(2,115,268)	(1,105,877)
Net deferred tax assets	$—	$—

The deferred tax asset for the convertible notes and the valuation allowance at December 31, 2017 were misstated by $452,845 and have both been revised in the preceding table.  The effects of this revision also impacted the effective tax rate reconciliation by increasing the warrant expense percent by 10.6%, decreasing the U.S. tax reform percent by 3.8% and decreasing the valuation allowance percent by 6.8% for the year ended December 31, 2017. These immaterial adjustments to the 2017 disclosures had no impact on our net loss or reported net loss per share for the year ended December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company had gross deferred tax assets of approximately $2,115,000 and $1,106,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $2,115,000 and $1,106,000 as of September 30, 2018 and December 31, 2017, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2018 and December 31, 2017, the Company’s federal net operating loss carryforwards were approximately $6,393,000 and $3,032,000, respectively. The Company had federal research credit carryforwards as of September 30, 2018 and December 31, 2017 of approximately $83,000 and $36,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2018 and December 31, 2017, the Company had state net operating loss carryforwards of approximately $6,393,000 and $3,032,000, respectively. The Company had state research credit carryforwards of approximately $57,000 and $27,000 as of September 30, 2018 and December 31, 2017, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded at September 30, 2018 and December 31, 2017.

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.

The Company’s corporate returns are subject to examination for the 2016 and 2017 tax years for federal and subject to examination for the 2016 and 2017 tax years in one state jurisdiction.

NOTE 12 - Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan (the “401K Plan”) on January 1, 2017, which was amended and restated on March 1, 2018 (the “Restatement”), for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company began matching in the fourth quarter of 2017 on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions up through the Restatement. The Company’s matching contributions to employee deferrals became discretionary after the Restatement. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2018.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the nine month transition period ended September 30, 2018 and the year ended December 31, 2017 was $7,779 and $27,000, respectively.

NOTE 13 - Subsequent Events

2018 Private Placement

Between October 1, 2018 through November 30, 2018, the Company issued and sold an aggregate of 170,000 additional Units to the Purchasers, for total gross proceeds to the Company of approximately $425,000 before deducting offering expenses. The additional Units have identical terms to the 2018 Private Placement disclosed in Note 10 – Stockholders’ Deficit.

Unsecured Loans

In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from stockholders who each owned over 5% of the Company’s common stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019.

Advisory Board Stock Option Grants

In November 2018 and December 2018 the Board of Directors approved for grant, to seven scientific advisory board members, a total of 175,000 stock options for the purchase of common stock. The options when issued will vest monthly over a three year period commencing January 1, 2019.

Office Lease

The Company leased a 5,196 square foot facility for use as its corporate headquarters location in Minnetonka, Minnesota effective December 1, 2018. The lease expires on October 31, 2019 and the monthly rent is $4,763.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Original Source Entertainment, Inc.’s financial statements as of and for the fiscal years ended December 31, 2016 and 2015 were audited by, and Original Source Entertainment, Inc.’s financial statements as of and for the first quarter ended March 31, 2017 were reviewed by, Pritchett, Siler & Hardy, P.C. (“Pritchett”), which served as our independent registered public accountant prior to the Acquisition.

We provided Pritchett a copy of the disclosures in response to Item 304 of Regulation S-K in conjunction with the filing of the Current Report on Form 8-K disclosing the 2017 Acquisition, filed with the SEC on July 20, 2017 (the “Acquisition 8-K”), and requested that Pritchett provide us with a letter addressed to the SEC stating whether it agrees with the statements we have made in response to Item 304(a) of Regulation S-K. A copy of such letter was filed as an exhibit to the Acquisition 8-K and is incorporated by reference herein.

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

In connection with the preparation of this Transition Report on Form 10-KT, our management, with the participation of our Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures over financial reporting that existed as of September 30, 2018 were not effective.

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

Management, with the participation of the Chief Executive Officer, assessed our internal control over financial reporting as of September 30, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018.

As a result of our assessment, our management communicated to the Audit Committee of our Board of Directors that an ineffective overall control environment existed as of September 30, 2018 given several material weaknesses. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process and accounting for routine transactions, due to an overall lack of segregation of duties resulting from the limited number of employees we have.

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

This Transition Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Transition Report, as a smaller reporting company.

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board is divided into three classes. Members of each class serve staggered three-year terms. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
David Rosa	Class II Director, Chief Executive Officer, and President	54
Mark Christianson	Vice President, Business Development and Marketing	51
Thomas Bachinski	Chief Development Officer	58
Suraj Kalia	Class III Director	47
Jeffrey Mathiesen	Class III Director	58
Paul Buckman	Class I Director	63

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

David Rosa

Mr. Rosa has served as the Chief Executive Officer, President and a director of the Company since July 2017 and as Chief Executive Officer and a director of our wholly-owned subsidiary, NeuroOne, Inc., since October 2016. From November 2009 to November 2015, Mr. Rosa served as the chief executive officer and president of Sunshine Heart, Inc., a publicly-held early-stage medical device company. From 2008 to November 2009, Mr. Rosa served as chief executive officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the vice president of global marketing for cardiac surgery and cardiology at St. Jude Medical. Currently, he serves as a director on the board of directors of Biotricity Inc.

Mr. Rosa’s qualifications to serve on the Board include his senior leadership experience in the medical device industry. In addition, his day-to-day leadership of the Company gives him critical insights into the Company’s operations, strategy and competition, and he facilitates the Board’s ability to perform its oversight function. Throughout his career at the Company and his former positions, he has demonstrated strong technical, strategic, and operational expertise, and he possesses in-depth knowledge of the medical device industry on a global basis.

Mark Christianson

Mr. Christianson has served as Vice President of Business Development and Marketing of the Company since July 2017 and of our wholly-owned subsidiary, NeuroOne, Inc., since December 2016. From May 2013 to December 2016 Mr. Christianson served as North American sales manager for Cortec Corporation. From February 2012 to May 2013 Mr. Christianson held the position of business development executive for Robert Half International. From May 2009 to February 2012 Mr. Christianson held the position of regional sales manager for PMT. Mr. Christianson studied accounting at Augsburg College in Minneapolis. Mr. Christianson brings 15 years of high performing sales, sales management, and project management experience to the team. In addition, he also has contributed to the development and corporate strategy of the Company given his experience in the neurological field and his close relationships with key epilepsy opinion leaders.

Thomas Bachinski

Mr. Bachinski has served as Chief Development Officer of the Company since July 2017 and of our wholly-owned subsidiary, NeuroOne, Inc., since January 2017. From July 2015 to January 2017, Mr. Bachinski served as the vice president of research and development/engineering at Caerus Corporation, a privately held medical device company developing products for both the human medical and animal veterinarian industries. In December 2014, Mr. Bachinski founded FutureWorks Innovative Engineering where technology commercialization strategies are developed and executed for a variety of clients across the medical device industry. Prior to FutureWorks, Mr. Bachinski was vice president of research and development and director of the advanced concept development group at Empi, Inc., developing and commercializing a portfolio of neuro-stimulation devices and technologies. He holds a Master’s degree in Engineering and an MBA. We believe that Mr. Bachinski’s extensive engineering background and accomplishments in technology commercialization in the neurological market space will bring key engineering solutions and insight into our future product portfolio under development and future commercialization efforts, if approved.

Suraj Kalia

Mr. Kalia has served as a member of our Board since August 2017 and as a director of our wholly-owned subsidiary, NeuroOne, Inc., since March 2017. He currently serves as a managing director and senior research analyst at Northland Capital Markets, where he covers the medical technology sector, after rejoining the firm in August 2012. His previous positions include managing director and senior medical device analyst at Rodman & Renshaw Capital Group, senior vice president at Madison Williams and Company LLC, senior research analyst at Piper Jaffray Companies, and project manager at Entegris, Inc. as part of the Business Development & Engineering groups.

Mr. Kalia has served as a member of the Advisory Board of Levitronix, LLC from 2009 until its acquisition by Thoratec Corporation in 2011. He has more than 18 years of experience working in the financial and health care industries. Mr. Kalia has also served as an Adjunct Professor of Finance and taught MBA level courses on Investment Theory and Mergers & Acquisitions at University of St. Thomas.

Mr. Kalia holds the Chartered Financial Analyst (CFA) designation. He received a Master’s of Business Administration degree in Finance from the University of St. Thomas in Minneapolis, a Bachelor’s degree in Chemical Engineering from the Indian Institute of Technology in Bombay, India and a Master’s degree in Chemical Engineering from Stevens Institute of Technology in Hoboken, N.J.

We believe that Mr. Kalia’s extensive background in the financial and medtech industry bring important practical experience from a financial and strategic perspective. In addition, his engineering background enables him to provide key insights with respect to the Company’s product development strategy.

Jeffrey Mathiesen

Mr. Mathiesen has served as a member of the Board of the Company since August 2017 and as a director of our wholly-owned subsidiary, NeuroOne, Inc., since April 2017. He served as the chief financial officer of Gemphire Therapeutics Inc., a publicly-held clinical-stage biopharmaceutical company developing therapies for patients with cardiometabolic disorders, from September 2015 to September 2018. From August 2015 to September 2015 he was a consultant to Gemphire. Prior to joining Gemphire, Mr. Mathiesen served as chief financial officer of Sunshine Heart, Inc., a publicly-held early-stage medical device company, from March 2011 to January 2015. From December 2005 to April 2010, Mr. Mathiesen served as vice president and chief financial officer of Zareba Systems, Inc., a manufacturer and marketer of medical products, perimeter fencing and security systems, which was purchased by Woodstream Corporation in April 2010. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen also serves as a director, audit committee chairman and nominating and governance committee member of Sun BioPharma, Inc., a publicly traded clinical stage biopharmaceutical company that develops therapies for pancreatic diseases and as a director and audit committee chairman of eNeura, Inc., a privately-held medical technology company providing therapy for both acute treatment and prevention of migraine. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant.

We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board, as well as knowledge of public company accounting and financial reporting requirements and familiarity with the life sciences industry.

Paul Buckman

Mr. Buckman has served as Chairman of the Board of the Company since August 2017 and as Chairman of the Board of our wholly-owned subsidiary, NeuroOne, Inc., since October 2016. Mr. Buckman is currently the General Manager of Structural Heart for LivaNova PLC. Prior to joining LivaNova, Mr. Buckman served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, from September 2013 until March of 2017. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer and chairman of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a publicly traded diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation, a publicly traded medical device manufacturer, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a director for NeuroOne, Inc. (Chairman), Ablative Solutions, Inc., ActivOrtho, Aortica, Inc., DyaMX, Inc., Miromatrix, Inc. (Chairman), and NexGen Medical. He previously served as a director of Conventus Orthopaedics, Caisson Interventional LLC, Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., Sunshine Heart, Inc., a publicly-held early-stage medical device company, and Micro Therapeutics, Inc. In addition to having raised in excess of $500M in private capital, the combined exit value of those companies in which Mr. Buckman has served as either CEO, Director or Co-Founder is approximately $2.8B. Mr. Buckman received a Master’s degree in Business Administration and Finance and a B.A. degree in Business Administration from Western Michigan University.

We believe that Mr. Buckman’s strong executive experience in medical device companies provides the Company with valuable guidance on product development and operational matters.

Board and Committee Information

Audit Committee Matters

The Audit Committee of our Board (the “Audit Committee”) reviews with management and the Company’s independent registered public accounting firm the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Audit Committee deems appropriate. The Audit Committee’s charter is available on our website, www.neurooneinc.com, under Investors — Corporate Governance.

The Audit Committee currently consists of three directors: Mr. Mathiesen (chair), Mr. Buckman and Mr. Kalia. The Board has determined that each of Mr. Buckman, Mr. Kalia and Mr. Mathiesen is “independent” under Nasdaq independence standards. Additionally, the Board has determined that each of Mr. Mathiesen and Mr. Buckman qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC. The designation of an “audit committee financial expert” does not impose upon such persons any duties, obligations or liabilities that are greater than those generally imposed on each of them as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

The functions of the Audit Committee include:

●	Selecting our independent auditors;

●	Reviewing the results and scope of the audit and other services provided by our independent auditors; and

●	Reviewing and evaluating our audit and control functions.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions in public filings.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, Board structure and functions and other policies for the governance of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, no insider failed to file on a timely basis a Section 16(a) report during the Transition Period.

Advisory Boards

The Company has established two advisory boards: a Physician Advisory Board, and an Artificial Intelligence Advisory Board. These advisory boards do not have decision-making authority but solely provide advice to management.

The Company’s Physician Advisory Board has five members, including one Ph.D and four medical doctors. Company management generally meets with individuals on the Physician Advisory Board on a weekly basis, and such members advise the Company on medical and scientific matters as they relate to the Company’s business. Three members are affiliated with the Mayo Clinic, and do not receive any additional compensation for their services. The other two members, Dr. Justin Williams and Dr. Greg Esper, entered into consulting agreements NeuroOne, Inc. (prior to the Acquisition) pursuant to which the NeuroOne agreed to grant each of them stock options, in addition to certain benefits and reimbursement of certain business expenses. In April 2017 and June 2017, the Company granted Dr. Williams and Dr. Esper, respectively, stock options exercisable for 2,500 shares of NeuroOne stock (42,525 shares of Company common stock after conversion pursuant to the Exchange Ratio). These consulting agreements have expired, and Dr. Williams and Dr. Esper have not received any additional compensation from the Company. The Company has not been party to any agreements with the other three members.

The Artificial Intelligence Advisory Board was formed in September 2018, and is comprised of Kip Ludwig, PhD (chair), and six additional members. Members of the Artificial Intelligence Advisory Board will provide guidance to management of the Company on the potential use of the Company’s electrode technology in bioelectronics, neuromodulation and artificial intelligence applications. The Company anticipates that this advisory board will begin holding meetings in early 2019. Between September and November 2018, the Company entered into scientific advisory board and consulting services agreements with these members, and may enter into SAB Agreements with additional members. Under these agreements, each member agreed to serve on the Artificial Intelligence Advisory Board through January 1, 2022, and the Company agreed to grant each member options to purchase 25,000 shares of common stock, which will vest monthly in 36 equal increments beginning on January 1, 2019. If a member leaves the Artificial Intelligence Advisory Board prior to the three year anniversary of the date of their agreement, any remaining unvested options will be forfeited. When the stock options are granted, vested options will be exercisable at a per share exercise price equal to the fair value of the common stock on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned or received during the Transition Period and the fiscal years ended December 31, 2017 and 2016 by each of our named executive officers (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K), as well as Mr. Samad, who served as the Chief Executive Officer of Original Source Entertainment from March 6, 2014 until his resignation from such position upon the closing of the Acquisition. Compensation paid to Messrs. Rosa, Bachinski and Christianson prior to the consummation of the Acquisition was paid by our accounting predecessor in the Acquisition, NeuroOne.

Name and Principal Position		Salary ($)	Non-Equity Incentive Plan Compensation(1) ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Dave Rosa,	2018 TP(2)	287,640	—	—		—		287,640
Chief Executive Officer and President	2017	356,667	131,600	1,400	(3)	6,098	(4)	495,765
	2016	75,000	—	—		2,898	(5)	77,898

Amer Samad,	2017	—	—	—		—		—
Former Chief Executive Officer(6)	2016	—	—	—		—		—

Thomas Bachinski,	2018 TP(2)	176,715	—	—		—
Chief Development Officer	2017	211,750	56,595	7,220	(7)	798	(8)	276,363
	2016	—	—	—		—		—

Mark Christianson,	2018 TP(2)	153,000	—	—		4,500	(9)	157,500
Vice President, Business Development and Marketing	2017	200,000	35,000	2,510	(3)	6,498	(10)	244,008
	2016	16,667	—	—		830	(11)	17,497

(1)	The amount of bonus earned for the Transition Period is not calculable through November 30, 2018. The amount of bonus, if any, is expected to be determined by February, 2019. Once such bonuses, if any, are determined, such amounts will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(2)	In September 2018, we changed our fiscal year end from December 31 to September 30. The 2018 TP salary amounts reflect the compensation earned from January 1, 2018 to September 30, 2018.
(3)	In October 2016, NeuroOne issued founders’ shares to seven individuals, including Mr. Rosa and Mr. Christianson. Such individuals did not pay the purchase price for the shares. The purchase price owed by the seven individuals for the founders’ shares under their respective subscription agreements totaling $9,050 was recorded as share subscription receivable in 2016. The receivable was forgiven by NeuroOne prior to the Acquisition in June 2017.
(4)	Represents an $800 per month car allowance that Mr. Rosa received from January 2017 until August 4, 2017, the effective date of his amended employment agreement, and a $498 life insurance premium paid in 2017.
(5)	Represents an $800 per month car allowance commencing in October 2016 and a $498 life insurance premium paid in 2016.
(6)	Mr. Samad was Original Source Entertainment’s sole executive officer and director prior to the Acquisition and did not receive any compensation for his services rendered to Original Source Entertainment in 2017 or 2016.
(7)	Pursuant to his offer letter with NeuroOne, Inc., Mr. Bachinski was granted a restricted stock award under the 2016 Plan for 12,666 NeuroOne Shares (215,453 shares, as converted based on the Exchange Ratio), which was subject to certain performance vesting conditions related to product development and was fully vested in 2017. The amount reported reflects the grant date fair value of such restricted stock award.
(8)	Represents life insurance premium paid in 2017.
(9)	Represents a $500 per month car allowance.
(10)	Represents a $500 per month car allowance and a $498 life insurance premium paid in 2017.
(11)	Represents a $500 per month car allowance, which was received for December 2016, and a $330 life insurance premium paid in 2016.

Narrative to Summary Compensation Table

Our Board sets the annual compensation for our named executive officers. As we are a development-stage company with only three employees and commenced our operational efforts in 2016, we have not hired a compensation consultant and do not currently target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives. Except for car allowances provided to Mr. Rosa and Mr. Christianson and payment of a portion of the premiums for life, medical and disability insurance for all employees, NeuroOne, Inc. did not, and we do not, provide perquisites or personal benefits to our named executive officers.

In October 2016, NeuroOne entered into an employment agreement with Mr. Rosa that governed the terms of his employment with us through August 3, 2017. Pursuant to the agreement, Mr. Rosa was entitled to an annual base salary of $300,000 per year, and was eligible to earn an annual performance bonus of up to 40% of his base salary, as determined by our Board. Mr. Rosa was also entitled to an equity award equal to 14% of the fully diluted equity of NeuroOne.

Following the Acquisition, in August 2017, the Company entered into a new employment agreement with Mr. Rosa (the “Amended Employment Agreement”) that established his base salary of at least $376,000, which shall be reviewed by the Board at least annually, and an annual performance bonus of up to 50% of his base salary, as determined by the Board. Mr. Bachinski’s and Mr. Christianson’s 2017 base salaries of $231,000 and $200,000, respectively, and annual performance bonuses of up to 25% of base salary were established in offer letters negotiated in connection with their hiring. Taking into account his contributions to the Company, Mr. Bachinski’s annual performance bonus target was increased from his offer letter to 35% of base salary for 2017.

In connection with the Acquisition, the named executive officers of NeuroOne were appointed as officers of the Company.

For fiscal 2017, the Board approved payment of Mr. Rosa’s bonus at 70% of target and authorized Mr. Rosa, in his discretion, to approve and pay bonuses to Mr. Bachinski and Mr. Christianson of up to 70% of target. In approving discretionary bonus payments, the Board considered the achievement of various corporate objectives related to company financing goals, regulatory submission preparation, research and development, adhering to budget and establishing an advisory board.

For the calendar year ended 2018, our Board approved a 2% cost of living increase in the base salaries of our officers and made no adjustment to the officers’ annual performance bonus targets. In March 2018, the Board calendar year set various corporate objectives relating to company financing goals, regulatory submissions, hiring additional staff and certain research and development milestones through December 31, 2018 that it would consider in approving bonus payments for the 2018 calendar year.

In February, 2019, the Board will consider the achievement of the corporate objectives and determine the amounts of the bonus payments, if any for the calendar year ended December 31, 2018.

Employment Agreements

We have an employment agreement with our Chief Executive Officer, Mr. Rosa. We have entered into offer letters with each of our other executive officers, as described above. Each of our named executive officers has also executed our standard form of proprietary information, inventions assignment and non-competition agreement.

Mr. Rosa’s Amended Employment Agreement was effective on August 4, 2017, continues through the third anniversary and automatically renews for an additional one-year period at the end of the initial term and each anniversary thereafter, provided that Mr. Rosa notifies the Board of such renewal at least 30 days prior to the expiration of the initial term or any renewal terms and the Board does not notify Mr. Rosa of its intention not to renew the Amended Employment Agreement.

The Amended Employment Agreement also entitles Mr. Rosa to, among other benefits, the following compensation: (i) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers; and (ii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available generally or to our other senior executive officers. Mr. Rosa is entitled to receive a target award value, determined in accordance with the policies and practices generally available to other senior executive officers, for an annual cash bonus and if determined by the Board or a committee of the Board, a long-term incentive bonus. Mr. Rosa is entitled to retain all shares of Common Stock he held as of the commencement date. Mr. Rosa is also additionally entitled to certain severance benefits.

Pursuant to the Amended Employment Agreement, regardless of the manner in which Mr. Rosa’s service terminates, Mr. Rosa is entitled to receive amounts earned during his term of service, including salary and other benefits.

The Company is permitted to terminate Mr. Rosa’s employment for the following reasons: (i) death or disability, (ii) Termination for Cause (as defined below) or (iii) for any other reason or no reason.

Mr. Rosa is permitted Termination for Good Reason (as defined below) of his employment. In addition, he may terminate his employment upon written notice to the Company 30 days prior to the effective date of such termination.

In the event of Mr. Rosa’s death during the employment period or a termination due to his disability, his beneficiaries or legal representatives shall be provided the sum of (i) any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and (ii) certain other benefits provided for in the employment agreement (the “Unconditional Entitlements”).

In the event of Mr. Rosa’s Termination for Cause by the Company or the termination of Mr. Rosa’s employment as a result of his resignation other than a Termination for Good Reason, Mr. Rosa shall be provided the Unconditional Entitlements.

In the event of a Termination for Good Reason by Mr. Rosa or the exercise by the Company of its termination rights to terminate Mr. Rosa other than by Termination for Cause, death or disability, Mr. Rosa shall be provided the Unconditional Entitlements and, subject to such officer signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide Mr. Rosa a severance amount equal to the aggregate annual base salary he would have earned from the day after his termination date through the end of the employment period and a prorated portion of his cash bonus for the year in which the termination date occurs, provided, however, in no event would the severance amount be less than 12 months or more than 18 months of his annual base salary, continued health insurance coverage for 12 months following his termination date, provided that such coverage shall cease if Mr. Rosa becomes eligible to receive health insurance coverage from another employer group health plan, vesting of all stock options in accordance with the stock option award documents, subject to the same conditions that would be applicable to Mr. Rosa if he remained employed through the end of the employment period and continued vesting of equity awards in accordance with the terms of the award agreements, provided, however, Mr. Rosa would have 90 days from the termination date to exercise any vested options (the “Conditional Benefits”).

In the event of a change in control during the employment period or within two years after a change in control, if the Company terminates Mr. Rosa other than due to Mr. Rosa’s death or disability or a Termination for Cause, or Mr. Rosa effects a Termination for Good Reason, the Company will pay to Mr. Rosa, in a lump sum in cash within 30 days after the termination date, the aggregate of: (i) the Unconditional Entitlements; and (ii) the amount equal to the product of 1.5 times the sum of (y) Mr. Rosa’s annual base salary, and (z) the greater of the target bonus for the then current fiscal year under the Plans or any successor annual bonus plan and the average annual bonus paid to or for the benefit of Mr. Rosa for the prior three full years (or any shorter period during which Mr. Rosa had been employed by the Company). In addition, the Company shall provide Mr. Rosa the Conditional Benefits minus Mr. Rosa’s severance amount.

Under the Amended Employment Agreement, “Termination for Cause” means a termination of Mr. Rosa’s employment by the Company due to (A) an act or acts of dishonesty undertaken by Mr. Rosa and intended to result in substantial gain or personal enrichment to Mr. Rosa at the expense of the Company, (B) unlawful conduct or gross misconduct that is willful and deliberate on Mr. Rosa’s part and that, in either event, is materially injurious to the Company, (C) the conviction of Mr. Rosa of, or Mr. Rosa’s entry of a no contest or nolo contendere plea to, a felony, (D) breach by Mr. Rosa of his fiduciary obligations as an officer or director of the Company, (E) a persistent failure by Mr. Rosa to perform his duties and responsibilities of his employment under the Amended Employment Agreement, which failure is not remedied by Mr. Rosa within 30 days after his receipt of written notice from the Company of such failure, provided, however, the Company is not obligated to provide written notice and opportunity to cure if the action or conduct is not reasonably susceptible to cure; or (F) material breach of any terms and conditions of the Amended Employment Agreement, any contract or agreement between Mr. Rosa and the Company, or of any Company policy, or of any statutory duty he owes to the Company, which breach has not been cured by Mr. Rosa within ten days after written notice thereof to Mr. Rosa from the Company.

Under the Amended Employment Agreement, “Termination for Good Reason” means a termination of Mr. Rosa’s employment by Mr. Rosa within 30 days of the Company’s failure to cure, in accordance with the procedures set forth below, any of the following events: (A) a reduction in his annual base salary as in effect immediately prior to such reduction by more than 10% without his written consent, unless such reduction is made pursuant to an across the board reduction applicable to all senior executives of the Company; (B) a material reduction in his duties, position and responsibilities as in effect immediately prior to such reduction without his written consent, provided, however, that a mere change in title or reporting relationship following a Change in Control by itself will not constitute “Good Reason” for Executive’s resignation, and further provided that the acquisition of the Company and subsequent conversion of the Company to a division or unit of the acquiring entity will not by itself result in a “reduction” of duties, position or responsibility; or (C) a material breach of any material provision of the Amended Employment Agreement by the Company. A termination by Mr. Rosa shall not be treated as a Termination for Good Reason if Mr. Rosa consented in writing to the occurrence of the event giving rise to the claim of Termination for Good Reason or unless Mr. Rosa shall have delivered a written notice to the Board within 45 days of Mr. Rosa’s having actual knowledge of the occurrence of one of such events stating that Mr. Rosa intends to terminate his employment by Termination for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within 21 days of the receipt of such notice.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers held any stock that has not vested, unexercised stock options or other equity incentive plan awards as of September 30, 2018.

2016 Equity Incentive Plan

In October 2016 NeuroOne, Inc.’s board of directors adopted and its stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). In connection with the Acquisition, we assumed the 2016 Plan. As of September 30, 2018, there were outstanding options to purchase a total of 365,716 shares of Common Stock issued and outstanding under the 2016 Plan and 215,453 restricted shares of Common Stock granted under the 2016 Plan. We anticipate that no additional awards will be granted under the 2016 Plan, and all awards will be granted under the 2017 Equity Incentive Plan (the “2017 Plan”).

Description of the 2016 Plan

The 2016 Plan authorizes the Board to provide incentive compensation in the form of stock options, stock appreciation rights (“SARs”) and restricted stock and restricted stock units (“RSUs”). Under the 2016 Plan, the Board is authorized to issue up to 992,266 shares of Common Stock.

The Board, or a duly authorized committee thereof, has the authority to administer the 2016 Plan. The Board may also delegate to one or more of its officers the authority to (i) designate officers and employees to be recipients of certain stock awards, and (ii) determine the number of shares of Common Stock to be subject to such stock awards. Subject to the terms of the 2016 Plan, the Board or the authorized committee, referred to therein as the plan administrator, determines recipients, dates of grant, the numbers and types or combination of types of stock awards to be granted and the terms and conditions of the stock awards, including the vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator also determines the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under the 2016 Plan. Subject to the terms of the 2016 Plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant and subject to the requirements of Section 409A of the Code.

Stock Options and SARs

The plan administrator determines the term of stock options and SARs granted under the 2016 Plan, up to a maximum of 10 years. Unless the terms of the participant’s award agreement provides otherwise, if a participant’s service relationship with the Company, or any of its affiliates, ceases for any reason other than disability, death or cause, the participant may generally exercise any vested options or SARs for a period of three months following the cessation of service. The term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with the Company or any of its affiliates ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise his or her options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options and SARs generally terminate upon the termination date of the individual. In no event may an option or SAR be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option is determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) the tender of shares of Common Stock previously owned by the optionholder, (3) a net exercise of the option if it is a non-qualified stock option, or NSO, (4) a deferred payment or similar arrangement with the optionholder, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options and SARs generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. A Participant may designate a beneficiary, however, who may exercise the option or SAR following the participant’s death. The Board may also permit transfer of options to a trust provided certain conditions are met.

The aggregate fair market value, determined at the time of grant, of the Common Stock with respect to Incentive Stock Options, or ISOs, that are exercisable for the first time by an optionholder during any calendar year under all of the Company’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit are generally treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the Company’s total combined voting power or that of any of the Company’s affiliates unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards and Restricted Stock Unit Awards

The plan administrator determines the terms of a restricted stock award or restricted stock unit award as set forth in the applicable award agreement. Shares of Common Stock that are subject to a restricted stock award may be (i) held in a book entry from until restrictions lapse or (ii) evidenced by a certificate which shall be held in such form and manner as determined by the Board. Shares of Common Stock awarded under a restricted stock award may be subject to forfeiture in accordance with a vesting schedule. If a participant’s employment is terminated, the Company may receive through a forfeiture condition or repurchase right, any or all of the shares of Common Stock of the restricted stock award. Upon the grant of restricted stock unit award, the Board may impose such restrictions and conditions to vesting as it deems appropriate. A restricted stock unit award may be settled in shares of Common Stock, their cash equivalent, any combination or such other form of consideration. Upon a participant’s termination of employment, any unvested portion of the restricted stock unit award is forfeited. Dividends and dividend equivalents may be provided under a restricted stock award or restricted stock unit award, as applicable.

Changes in Capital Structure

In the event that there is a specified type of change in the Company’s capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2016 Plan, (2) the class and maximum number of shares that may be issued upon the exercise of ISOs, (3) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Other Corporate Transactions

In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

●	arrange for the assumption, continuation or substitution of stock awards outstanding under the 2016 Plan by a surviving or acquiring entity or parent company;

●	arrange for the reacquisition or repurchase rights held by the Company to the surviving or acquiring entity or parent company;

●	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

●	terminate unexercised stock awards held by participants no longer employed by the Company and that have not been assumed, continued or substituted; or

●	make a payment equal to the excess of (i) the value of the property the participant would have received upon exercise of the stock award over (ii) the exercise price applicable to the stock award.

The Company’s plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2016 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of the Company’s consolidated assets, (2) a sale or other disposition of at least 90% of the Company’s outstanding securities, (3) a merger, consolidation or similar transaction following which the Company is not the surviving corporation, or (4) a merger, consolidation or similar transaction following which the Company is the surviving corporation but the shares of Common Stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and the Company that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control transaction. Under the 2016 Plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of the Company’s combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which the Company’s stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or license or other disposition of all or substantially of the Company’s consolidated assets.

2017 Equity Incentive Plan

In April 2017, the board of directors of Original Source Entertainment adopted and the stockholders approved the 2017 Plan. The 2017 Plan is designed to provide a vehicle under which a variety of stock-based and other awards can be granted to the Company’s employees, consultants and directors, which will align the interests of award recipients with those of our stockholders, reinforce key goals and objectives that help drive stockholder value, and attract, motivate and retain experienced and highly qualified individuals who will contribute to the Company’s financial success. The Board believes that the 2017 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

Shares Available Under the Plan

The 2017 Plan authorizes the compensation committee or Board to provide incentive compensation in the form of stock options, SARs, restricted stock and stock units, performance shares and units and other stock-based awards. Under the 2017 Plan, the Board is authorized to issue up to 1,300,000 shares, subject to adjustment as provided below. As of September 30, 2018, 1,297,500 shares remained available under the 2017 Plan.

Section 162(m) Tax Considerations

Section 162(m) of the Internal Revenue Code generally denies a corporate tax deduction for annual compensation exceeding $1 million paid to the principal executive officer, the principal financial officer or to any of the three other most highly compensated officers of a publicly held corporation. Accordingly, to the extent compensation income recognized by any such individual during a year as a result of an award made under the 2017 Plan (either alone or when added to other compensation paid to any of such individual during such year) exceeds $1 million, then the amount in excess of $1 million will not be deductible by us, subject to certain exceptions.

Description of the 2017 Plan

Authorized Shares. The maximum number of shares of Common Stock that may be issued under the 2017 Plan, is 1,300,000 shares. In addition, the number of shares of Common Stock reserved for issuance under our 2017 Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our Common Stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

Shares subject to awards granted under the 2017 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2017 Plan. Additionally, shares become available for future grant under the 2017 Plan if they were issued under stock awards under the 2017 Plan and if we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award.

Plan Administration. Our Board, or a duly authorized committee of our Board, will administer the 2017 Plan. Our Board may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified stock awards and (2) determine the number of shares subject to such stock awards. Under the 2017 Plan, our Board has the authority to determine and amend the terms of awards and underlying agreements, including:

●	recipients;

●	when and how the stock awards will be granted;

●	the provisions of each stock award (which need not be identical);

●	the number of shares subject to each stock award; and

●	the vesting schedule applicable to the awards, together with any vesting acceleration.

Under the 2017 Plan, the Board also generally has the authority to effect, with the consent of any adversely affected participant:

●	the reduction of the exercise, purchase, or strike price of any outstanding award;

●	the cancellation of any outstanding award and the grant in substitution therefore of other awards, cash, or other consideration; or

●	any other action that is treated as a repricing under generally accepted accounting principles.

Further, under the 2017 Plan, the Board has the authority to:

●	construe and interpret the 2017 Plan and award agreements;

●	settle all controversies regarding the 2017 Plan and award agreements;

●	suspend or terminate the 2017 Plan at any time;

●	amend the 2017 Plan as deemed necessary or advisable;

●	approve form award agreements; and

●	adopt rules, procedures and subplans related to the operation and administration of the 2017 Plan as are necessary and appropriate under local laws and regulations to permit participation in the 2017 Plan by employees, directors or consultants who are foreign nationals or are employed outside of the United States.

Stock Options. Incentive stock options and nonstatutory stock options are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2017 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of the Common Stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The exercise price of a stock option may be paid as follows: (i) by cash, check, bank draft or money order, (ii) pursuant to a program developed under Regulation T that prior to the issuance of shares of Common Stock, results in either the receipt of cash by the Company or receipt of irrevocable instructions to a broker selling such Common Stock to pay the aggregate exercise price, (iii) by delivery of share of Common Stock, (iv) if the stock option is a nonstatutory stock option, by net exercise or (iv) any other form of legal consideration acceptable to the Board and specified in the award agreement. Unless the terms of the participant’s award agreement provides otherwise, if a participant’s service relationship with the Company, or any of its affiliates, ceases for any reason other than disability, death or cause, the participant may generally exercise any vested stock options for a period of three months following the cessation of service. The term may be extended in the event that exercise of the stock option following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with the Company or any of its affiliates ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise his or her options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock options generally terminate upon the termination date of the individual. In no event may a stock option be exercised beyond the expiration of its term.

The aggregate fair market value, determined at the time of grant, of the Common Stock with respect to incentive stock options that are exercisable for the first time by a participant during any calendar year under all of the Company’s stock plans may not exceed $100,000. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the Company’s total combined voting power or that of any of the Company’s affiliates unless (i) the option exercise price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant, and (ii) the term of the incentive stock does not exceed five years from the date of grant.

Restricted Stock Unit Awards. RSUs are granted under restricted stock unit award agreements adopted by the plan administrator. RSUs may be granted in consideration for any form of legal consideration that may be acceptable to our Board and permissible under applicable law. An RSU may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the RSU agreement. The Board may impose restrictions or conditions to the vesting of RSUs as it deems appropriate. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU. Except as otherwise provided in the applicable award agreement, RSUs that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. Shares of Common Stock that are subject to a restricted stock award may be (i) held in a book entry from until restrictions lapse or (ii) evidenced by a certificate which shall be held in such form and manner as determined by the Board. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services to us, or any other form of legal consideration that may be acceptable to our Board and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of Common Stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right. Additionally, dividend may be credited in respect of shares covered by a restricted stock award.

Stock Appreciation Rights. SARs are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. A stock appreciation right granted under the 2017 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. A participant may exercise a stock appreciation right by notifying the Company. Upon exercise, a participant will receive the excess of (i) the aggregate fair market value of the number of shares of Common Stock over (ii) the aggregate exercise price of such number of shares of Common Stock. Such amounts will be paid in shares of Common Stock, cash, any combination of both or such other form of consideration as determined by the Board. Unless the terms of the participant’s award agreement provides otherwise, if a participant’s service relationship with the Company, or any of its affiliates, ceases for any reason other than disability, death or cause, the participant may generally exercise any vested stock appreciate right for a period of three months following the cessation of service. The term may be extended in the event that exercise of the stock appreciate right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with the Company or any of its affiliates ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise his or her rights for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciate rights generally terminate upon the termination date of the individual. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. The 2017 Plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that may not be subject to the $1,000,000 limitation on the income tax deductibility imposed by Section 162(m) of the Code. Our compensation committee may structure awards so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period.

The performance criteria that may be selected include one or more of the following: (i) earnings (including earnings per share and net earnings); (ii) earnings before interest, taxes and depreciation; (iii) earnings before interest, taxes, depreciation and amortization; (iv) earnings before interest, taxes, depreciation, amortization and legal settlements; (v) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (vi) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (vii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (viii) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (ix) total stockholder return; (x) return on equity or average stockholder’s equity; (xi) return on assets, investment, or capital employed; (xii) stock price; (xiii) margin (including gross margin); (xiv) income (before or after taxes); (xv) operating income; (xvi) operating income after taxes; (xvii) pre-tax profit; (xviii) operating cash flow; (xix) sales or revenue targets; (xx) increases in revenue or product revenue; (xxi) expenses and cost reduction goals; (xxii) improvement in or attainment of working capital levels; (xxiii) economic value added (or an equivalent metric); (xxiv) market share; (xxv) cash flow; (xxvi) cash flow per share; (xxvii) cash balance; (xxviii) cash burn; (xxix) cash collections; (xxx) share price performance; (xxxi) debt reduction; (xxxii) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, new and supplemental indications for existing products, and product supply); (xxxiii) stockholders’ equity; (xxxiv) capital expenditures; (xxxv) debt levels; (xxxvi) operating profit or net operating profit; (xxxvii) workforce diversity; (xxxviii) growth of net income or operating income; (xxxix) billings; (xl) bookings; (xli) employee retention; (xlii) initiation of phases of clinical trials and/or studies by specific dates; (xliii) acquisition of new customers, including institutional accounts; (xliv) customer retention and/or repeat order rate; (xlv) number of institutional customer accounts; (xlvi) budget management; (xlvii) improvements in sample and test processing times; (xlviii) regulatory milestones; (xlix) progress of internal research or clinical programs; (l) progress of partnered programs; (li) partner satisfaction; (lii) milestones related to samples received and/or tests run; (liii) expansion of sales in additional geographies or markets; (liv) research progress, including the development of programs; (lv) patient samples processed and billed; (lvi) sample processing operating metrics (including, without limitation, failure rate maximums and reduction of repeat rates); (lvii) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); and (lviii) and to the extent that an award is not intended to constitute “qualified performance-based compensation” under Section 162(m) of the Code, other measures of performance selected by the Board.

The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by the Board or committee (as applicable) (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the performance goals are established, the Board or committee (as applicable) will appropriately make adjustments in the method of calculating the attainment of performance goals for a performance period as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of any “extraordinary items” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by the Company achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of Common Stock of the Company by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under the Company’s bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; (12) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item; and (13) to exclude the effects of the timing of acceptance for review and/or approval of submissions to any regulatory body. In addition, subject to certain limitations, the Board or committee (as applicable) retains the discretion to reduce or eliminate the compensation or economic benefit due on attainment of performance goals and to define the manner of calculating the performance criteria it selects to use for such performance period. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the award agreement or the written terms of a performance cash award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our Common Stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2017 Plan, (2) the class and maximum number of shares that may be issued on the exercise of incentive stock options, (3) the class and maximum number of shares subject to stock awards that can be granted to a person in a calendar year (as established under the 2017 Plan under Section 162(m) of the Code), and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. The 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our Common Stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the plan administrator may take one or more of the following actions with respect to such stock awards:

●	arrange for the assumption, continuation, or substitution of a stock award by a successor corporation;

●	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;

●	accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction;

●	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;

●	cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, or no payment, as determined by the Board; or

●	make a payment, in the form determined by our Board, equal to the excess, if any, of the value of the property the participant would have received on exercise of the awards before the transaction over any exercise price payable by the participant in connection with the exercise.

The plan administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner and is not obligated to treat all participants in the same manner.

In the event of a change in control, awards granted under the 2017 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement. Under the 2017 Plan, a change in control is defined to include (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) a sale, lease, exclusive license, or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders, and (4) an unapproved change in the majority of the Board.

Transferability. A participant may not transfer stock awards under the 2017 Plan other than by will, the laws of descent and distribution, or as otherwise provided under the 2017 Plan.

Plan Amendment or Termination. Our Board has the authority to amend, suspend, or terminate the 2017 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No incentive stock options may be granted after the tenth anniversary of the date our Board adopted the 2017 Plan. No stock awards may be granted under the 2017 Plan while it is suspended or after it is terminated.

Non-Employee Director Compensation

On March 29, 2018, our Board approved a Non-Employee Director Compensation Policy effective as of January 1, 2018 whereby our non-employee directors will receive a mix of cash and share-based compensation intended to encourage non-employee directors to continue to serve on our Board, further align the interests of the directors and stockholders, and attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of the Company do not receive any additional compensation for Board service.

Pursuant to this policy, each of our non-employee directors will receive an annual retainer of $50,000, except that our non-executive chairman will receive an annual retainer of $100,000. Additionally, the chairman and members of our Audit Committee will receive an additional annual payment of $12,500 and $5,000, respectively, and the chairmen and members of each of our Compensation and Nominating and Corporate Governance Committees, if any are formed in the future, will receive an additional annual payment of $10,000 and $4,000, respectively. Such annual cash retainers will be earned beginning on the effective date of the policy but shall not be payable until the last day of the fiscal quarter in which the Company consummates an equity financing wherein it receives at least $3.0 million in gross cash proceeds. On the date of each annual stockholder meeting of the Company commencing with the 2019 annual meeting of stockholders, each director shall receive an annual equity award with an aggregate grant date fair value on the date of grant of $50,000, one third of which will be in the form of an option and two thirds of which will be in the form of a restricted stock unit award, each of which will vest in a series of 12 equal monthly installments subject to the director’s continued service. Newly appointed directors, on the date of their appointment, will receive a pro rata equity award, reflecting a reduction for each month prior to the date of grant that has elapsed since the preceding annual stockholder meeting.

The following table provides compensation information for the Transition Period ended September 30, 2018 for each non-employee member of our Board.

Name	Fees Earned or Paid in Cash ($)(1)	Equity Awards ($)	Total ($)(1)
Paul Buckman	78,750	—	78,750
Suraj Kalia	41,250	—	41,250
Jeff Mathiesen	46,875	—	46,875

(1)	These amounts reflect the pro-rated amount earned for the nine months ended September 30, 2018 in which each director provided service. The amounts will not be paid until the last day of the fiscal quarter in which the Company consummates an equity financing wherein it receives at least $3.0 million in gross cash proceeds.

As of September 30, 2018, each of the non-employee directors had 34,020 shares underlying outstanding stock options.

As a named executive officer of the Company, compensation paid to Mr. Rosa for the Transition Period is fully reflected under “Executive Compensation—Summary Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of November 30, 2018 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 9,876,505 shares of Common Stock outstanding as of November 30, 2018.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include shares of our Common Stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of November 30, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for persons listed in the table is c/o NeuroOne Medical Technologies Corporation, c/o David Rosa, 10901 Red Circle Drive, Suite 150, Minnetonka, Minnesota 54343.

Name and address of beneficial owner	Number of shares of common stock beneficially owned		Percentage of common stock beneficially owned (1)
Greater than 5% Stockholders:
Wade Fredrickson(2) 4825 Suburban Drive Shorewood, Minnesota 55331	2,613,460		26.5%
Mayo Foundation for Medical Education and Research(3) 200 First Street SW Rochester, Minnesota 55905	859, 976		8.7%
Lifestyle Healthcare LLC(4) 404 East 79th Street, Apt 28G New York, New York 10075	855,269	(4)	8.6%
FundRx NeuroOne Fund PO Box 171305 Salt Lake City, UT 84117	683,850	(5)	6.6%
Faisal Siddiqui 903 Georgetown Ridge Court Mclean, VA 22102	611,247	(6)	6.0%
Mohammad Jainal Bhuiyan 10605 SW 44th CT Davie, FL 33328	722,291		7.1%

Directors and Named Executive Officers:
David Rosa	793,822		8.0%
Paul Buckman	34,020	(7)	*
Suraj Kalia	34,020	(7)	*
Jeffrey Mathiesen	34,020	(7)	*
Thomas Bachinski	215,453		2.2%
Mark Christianson	1,423,206		14.4%
All Directors and Officers as a Group (6 persons)	2,534,541	(8)	25.4%

(1)	Based on based on 9,876,505 shares of common stock outstanding as of November 30, 2018.

(2)	Based on Schedule 13D/A filed by Mr. Fredrickson on March 5, 2018. Mr. Fredrickson is our former Vice President of Therapy and Product Development.

(3)	Mayo Clinic, a Minnesota corporation, is the controlling corporation of Mayo Foundation for Medical Education and Research. Mayo Clinic disclaims beneficial ownership of these shares. Dennis E. Dahlen, Harry N. Hoffman, Paul A. Gorman, Rick J. Haeflinger, Steven R. Stenhaug, and Jeffrey G. Torborg have voting and dispositive power over the shares.

(4)	Includes 57,600 shares of common stock issuable upon exercise of outstanding warrants. Dmitri Saprykin, the owner of Lifestyle Healthcare LLC, has voting and dispositive power over the shares.

(5)	Includes 455,900 shares of common stock issuable upon exercise of outstanding warrants. Zeshan Muhammedi has voting and dispositive power over the shares.

(6)	Includes 352,222 shares of common stock issuable upon exercise of outstanding warrants.
(7)	Consists of shares of common stock issuable upon exercise of outstanding options.
(8)	Includes 102,060 shares of common stock issuable upon exercise of outstanding options.

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There have been no transactions since January 1, 2017 to which NeuroOne, Inc. or the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and as described below.

To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. We maintain a written policy for the review, approval or ratification of related person transactions, and our Board or Audit Committee reviews all related person transactions identified by us. The Board or Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interests of the Company and its stockholders.

In addition, under our Code of Business Conduct and Ethics, the Company’s employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for the Company. In addition, they must report any potential conflict of interest, including related person transactions, to their supervisor or the Chief Executive Officer. The Company adopted a Related Persons Transactions Policy in January 2018.

NeuroOne, Inc. Founders’ Shares

On October 20, 2016, NeuroOne, Inc. issued 905,000 shares of NeuroOne, Inc. common stock, par value $0.0001 (equivalent to 5,131,514 shares of Common Stock as converted based on the Reverse Split and the Exchange Ratio) as founders’ shares (the “Founders’ Shares”) in a private placement to seven accredited investors (the “Founders”), including 140,000 shares to David Rosa, our Chief Executive Officer and director, 251,000 shares to Mark Christianson, our Vice President of Marketing and Sales and 501,000 shares to Wade Fredrickson, our former Vice President of Therapy and Product Development. The Founders’ Shares were issued pursuant to subscription agreements entered into between NeuroOne, Inc. and each Founder, in which each Founder agreed to pay NeuroOne, Inc. a purchase price of $0.01 per Founders’ Share received by such Founder (equivalent to $0.001763631 per share of Common Stock as converted based on the Reverse Split and the Exchange Ratio). In June 2017, the purchase price owed by the Founders totaling $9,050 was forgiven by NeuroOne, Inc. in its entirety.

In connection with the issuance of the Founders’ Shares, NeuroOne, Inc. entered into a stockholders agreement (the “Stockholders Agreement”) with the Founders. The Stockholders Agreement, among other things, granted certain stockholders of NeuroOne, Inc. drag-along rights and preemptive rights with respect to subsequent offerings of certain equity securities of NeuroOne, Inc. The parties to the Stockholders Agreement agreed to vote all of their shares of capital stock in NeuroOne, Inc. to ensure that the board size and composition is as directed by the then current NeuroOne board of directors and designated David Rosa and Paul Buckman as the initial directors of NeuroOne, Inc.

Original Source Entertainment, Inc.

Prior to the 2017 Acquisition, Original Source Entertainment, Inc.’s administrative functions were operated from the offices of Mr. Samad (the majority owner of Original Source Entertainment, Inc.), and Original Source Entertainment, Inc. did not pay Mr. Samad for the use of such space. Also, prior to the 2017 Acquisition, for the years ended December 31, 2017 and 2016, Original Source Entertainment received advances of $11,572 and $21,106 from a related party.

The 2017 Acquisition

Pursuant to the Merger Agreement for the 2017 Acquisition whereby NeuroOne, Inc. became a wholly-owned subsidiary of the Company, each holder of NeuroOne Shares outstanding immediately prior to the closing received shares of Common Stock in exchange therefore based on the Exchange Ratio, with all fractional shares rounded down to the nearest whole share. Accordingly, we issued 793,822, 1,423,206 and 2,840,731 shares of Common Stock to our officers, Messrs. Rosa, Christianson and Fredrickson, respectively, and options to purchase 34,020 shares of Common Stock to each of Messrs. Buckman, Kalia and Mathiesen, members of our Board, and 859,976 shares of Common Stock to the Mayo Foundation for Medical Education and Research (“Mayo”), a holder of over 5% of our outstanding Common Stock. The Merger Agreement also provided that Mr. Rosa be appointed as a director of the Company upon the closing of the 2017 Acquisition. Further, pursuant to the Merger Agreement, Mr. Samad (the majority owner of Original Source Entertainment, Inc.) tendered for cancellation 3,500,000 shares of Origin Source Entertainment, Inc. held by him as part of the conditions to closing.

Private Placements

Series 1 Note Issuance

Between November 2016 and June 2017, NeuroOne, Inc. issued 8% convertible promissory notes (the “Series 1 Notes”) and warrants (the “Series 1 Warrants”) to investors in a private placement, including, in June 2017, a Series 1 Note for $50,000 and a Series 1 Warrant to Sean Wambold, the founder and former sole owner of the LLC. The Company did not make any payments of principal or interest on the Series 1 Notes following issuance. In June 2017 and November 2017, the terms of the Series 1 Notes and the Series 1 Warrants were amended. In July 2018, the Series 1 Notes were converted as described below.

Series 2 Note Issuance

In August, 2017, the Company issued interest-free promissory notes (the “Series 2 Notes”) and warrants (the “Series 2 Warrants”) to two investors in a private placement, including a Series 2 Note for $103,000 and Series 2 Warrant to Mohammad Jainal Bhuiyan. The Company did not make any payments of principal on the Series 2 Notes following issuance. In November 2017, the Company and each holder of the Series 2 Notes amended the notes, and in March 2018, the Company and the holders of the Series 2 Notes converted the Series 2 Notes from interest free promissory notes into convertible promissory notes with an interest rate of 8% per year. In July 2018, the Series 2 Notes were converted as described below.

Series 3 Note Issuance

Between September 2017 and June 2018, the Company issued convertible promissory notes with an interest rate of 8% per year (the “Series 3 Notes”) and warrants (the “Series 3 Warrants”) to several investors in several private placements, including (i) in October 2017, a Series 3 Note for $50,000 and a Series 3 Warrant to Sean Wambold, the founder and former sole owner of the LLC and (ii) in February 2018, a Series 3 Note for $125,000 and Series 3 Warrant to Lifestyle Healthcare LLC, a holder of over 5% of our outstanding Common Stock. The Company has not made any payments of principal or interest on the Series 3 Notes. As of November 30, 2018, $50,000 and $125,000 aggregate principal amount are outstanding on Sean Wambold’s and Lifestyle Healthcare LLC’s Series 3 Notes, respectively. For a more detailed description of our Series 3 Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources – Historical Capital Resources.”

Conversion of Series 1 Notes and Series 2 Notes

On July 2, 2018, holders of the Series 1 Notes and Series 2 Notes agreed to convert the outstanding principal and interest of the Series 1 Notes and Series 2 Notes into Common Stock, at a conversation rate of $1.80 per share; and to amend and restate the Series 1 Warrants and Series 2 Warrants to make them immediately exercisable. As consideration for the early conversion of the Series 1 Notes and Series 2 Notes, the Company issued each holder a new warrant. Mr. Wambold, the founder and sole owner of our predecessor, the LLC, agreed to convert $54,277.78 outstanding principal and interest of his Series 1 Notes into 30,154 shares of Common Stock and warrants immediately exercisable for 125,482 shares of Common Stock with an exercise price of $1.80 per share. Mr. Bhuiyan agreed to convert $105,563.56 outstanding principal and interest of his Series 2 Notes into 58,646 shares of Common Stock and warrants immediately exercisable for 194,542 shares of Common Stock with an exercise price of $1.80 per share, making him a holder of over 5% of our outstanding Common Stock.

As of November 30, 2018, no principal remains outstanding on the Series 1 Notes and Series 2 Notes.

For a more detailed description of our Series 1 Notes and Series 2 Notes and the conversion of such notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources.”

Ongoing Issuance of Units

Between July 2018 and November 2018, the Company has issued and sold units (“Units”) to investors consisting of Common Stock and warrants for $2.50 per Unit, including (i) in July 2018, the sale of 37,600 Units for $94,000 to each of Lifestyle Healthcare LLC and Mohammad Jainal Bhuiyan and (ii) in September, the sale of 40,000 Units for $100,000 and 20,000 Units for $50,000 to Faisal Siddiqui and Lifestyle Healthcare LLC, respectively, each holders of over 5% of our Common Stock  at the time of issuance.

For a more detailed description of our issuance of Units, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Capital Resources.”

Promissory Notes

In November 2018, we received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from stockholders owning over 5% of the Company’s Common Stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. In May 2018, we received cash gross proceeds from unsecured loans represented by promissory notes in the amount of $168,000, of which $84,000 was from a stockholder owning over 5% of the Company’s Common Stock. The loans are interest free and require that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or May 17, 2019. In March 2018, we also received cash gross proceeds in the amount of $115,000 represented by a promissory note from a stockholder owning over 5% of the Company’s Common Stock. The loan is also interest free and requires that we repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $3.0 million in gross proceeds or March 20, 2019.

Mayo Development Agreement

Pursuant to the Mayo Development Agreement, we have agreed to license worldwide (i) certain know how for the development and commercialization of products, methods and processes related to flexible circuit thin film technology for the recording of tissue and (ii) the products developed therefrom, and to partner with Mayo to assist the Company in the investigation, research application, development and improvement of such technology. Mayo has agreed to assist us by providing access to the Mayo Principal Investigators in developing a minimally invasive device/delivery system and procedure for a minimally invasive approach for the implantation of our cortical thin film flexible circuit technology developed by the Company, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure.

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

On May 25, 2017, NeuroOne issued Mayo 50,556 NeuroOne Shares (859,976 shares, as converted based on the Exchange Ratio) pursuant to a subscription agreement, pursuant to which Mayo is a holder of over 5% of our outstanding Common Stock. Finally, we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Mayo may purchase any developed products licensed under the Mayo Development Agreement at the best price offered by us to the end user in the prior year. The Mayo Development Agreement will expire on May 25, 2037 and may be terminated by Mayo for cause or under certain circumstances.

The Placement Agent

HRA Capital’s affiliate, Corinthian Partners, has acted as a placement agent for private placements by us and NeuroOne. HRA Capital is affiliated with two parties which are or were previously our greater than 5% stockholders, Chromium 24 LLC, which was previously a greater than 5% beneficial owner, and Lifestyle Healthcare LLC, a greater than 5% beneficial owner. Pursuant to the engagement letter with such placement agent, to date, NeuroOne paid the placement agent a cash fee of $113,610, agreed to issue to the placement agent a warrant to purchase shares of Common Stock (or common stock equivalents) in an amount equal to 8% of the shares purchased by certain investors in the transaction and agreed to issue to the placement agent warrants to purchase shares of common stock (or common stock equivalents) in an amount equal to 10% of the shares purchased by certain investors in certain subsequent private placement transactions. Upon issuance, the placement agent warrants will be immediately exercisable and expire five years from the date of issuance.

We also received a short-term unsecured loan for $50,000 in November 2016 from the placement agent. We incurred no fees or interest costs related to such temporary loan and repaid it in full in February 2017.

Lock-Up Agreement

On March 1, 2018, Wade Fredrickson, a greater than 5% stockholder of the Company, entered into a lock-up agreement with the Company in which he agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 18 months following the effective date of the agreement.

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and our bylaws provides that we indemnify each of our directors to the fullest extent permitted under Delaware law. Our certificate of incorporation and bylaws also provide our Board with discretion to indemnify our officers and employees when determined appropriate by the Board.

In addition, we have entered into an indemnification agreement with our directors and our executive officers.

Director Independence

We are not currently listed on a national securities exchange that has requirements that a majority of our Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities applying Nasdaq independence standards. As a result of this review, our Board has determined that, Messrs. Buckman, Kalia and Mathiesen, representing three of our four directors, are “independent directors.” Mr. Rosa is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional services rendered to us, NeuroOne, Inc. or Original Source Entertainment, Inc. by BDO USA, LLP (“BDO”) or Pritchett for services in respect of the Transition Period and for the years ended December 31, 2017 and 2016, which were approved by the Board in accordance with its established policies and procedures.

	TRANSITION PERIOD	FISCAL YEAR 2017				FISCAL YEAR 2016
FEE CATEGORY	BDO	BDO		PRITCHETT		BDO	PRITCHETT
Audit fees	$179,953	$197,801	(1)	—		$84,912	$7,300
Audit-related fees(2)	$—	$9,218		—		—	—
Tax fees(3)	$—	—		—		—	—
All other fees	$—	—		$300	(4)	—	—
Total fees	$179,953	$207,019		$300		$84,912	$7,300

(1)	Audit fees include fees for professional services provided by BDO USA, LLP in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements.
(2)	Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit or review of the Transition Period and our fiscal years 2017 and 2016 consolidated financial statements that are not included as audit fees.
(3)	Tax fees include fees for tax compliance, advice and planning.
(4)	All other fees include fees for professional services rendered by Pritchett in connection with the Acquisition.

Our Audit Committee is responsible for pre-approving all audit and permitted non-audit and tax services provided by the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Transition Report:

(1)	Financial Statements: The financial statements filed as part of this Transition Report are listed in Part II, Item 8.

(2)	Financial Statement Schedules:

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Transition Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.1 #	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.2 #	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 #	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4	Form of October 2016 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5	Form of November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6	Form of Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7	First Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.7 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8	Form of Second Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.9	Form of Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.8 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.10	Form of First Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.9 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.11	Form of Second Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.4 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.12	Stockholders Agreement by and among NeuroOne, Inc., and the stockholders party thereto dated as of October 20, 2016 (incorporated by reference to Exhibit 10.10 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

Exhibit No.	Document

10.13 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.14	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.15	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.16 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.17 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.18 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.19 +	Employment Agreement by and between NeuroOne LLC and Dave Rosa, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.17 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.20 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.21 +	Offer Letter to Thomas Bachinski from NeuroOne, Inc. dated January 9, 2017 (incorporated by reference to Exhibit 10.19 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.22 +	Offer Letter to Wade Fredrickson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.20 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.23 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017)

10.24	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.25 +	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.26	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.27	Form of August 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.28	Form of Promissory Note issued pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.29	First Amendment to Promissory Note by and between NeuroOne Medical Technologies Corporation and the Subscribers dated as of November 30 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 6, 2017)

10.30	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.31	Form of October 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.32	Form of Promissory Note issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.33	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.34	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.35	Form of Amended and Restated Promissory Note issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.36	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

Exhibit No.	Document

10.37	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.38	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.39	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.40	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to 10-K filed April 16, 2018)

10.41	Lock-up Agreement, effective as of March 1, 2018 by and between Wade Fredrickson and the Company (incorporated by reference to Exhibit 10.41 to 10-K filed April 16, 2018)

10.42	Promissory Note between the Company and Lifestyle Healthcare LLC, dated May 17, 2018 (incorporated by reference to Exhibit 10.1 to 8-K filed May 23, 2018)

10.43	Promissory Note between the Company and Jainal Bhuiyan, dated May 17, 2018 (incorporated by reference to Exhibit 10.2 to 8-K filed May 23, 2018)

10.44	Form of Series 1 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 6, 2018)

10.45	Form of Series 2 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 6, 2018)

10.46	Form of Warrant (incorporated by reference to Exhibit 4.1 to 8-K filed July 13, 2018)

10.47	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 13, 2018)

10.48	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 13, 2018)

10.49	Amendment to Lock-Up Agreement, dated July 17, 2018, between the Company and Wade Frederickson (incorporated by reference to 8-K filed July 23, 2018)

10.50	Description of compensatory arrangement with Thomas Bachinski (incorporated by reference to Exhibit 10.50 to Form S-1/A filed October 30, 2018)

10.51	Sublease Agreement between National American University and NeuroOne Medical Technologies Corporation, dated November 13, 2018.

10.52	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement.

16.1	Letter from Pritchett, Siler & Hardy, P.C., dated July 11, 2017 (incorporated by reference to Exhibit 16.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed April 16, 2018)

23.1	Consent of BDO USA, LLP

99.1	Supplemental Financial Information – Financial Statements for the Twelve Months Ended September 30, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2018	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/S/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 12, 2018
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 12, 2018
Paul Buckman

/s/ SURAJ KALIA	Member of the Board of Directors	December 12, 2018
Suraj Kalia

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 12, 2018
Jeffrey Mathiesen