Form 10-Q
period 2018-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2019-02-14
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2018

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transaction period from _________ to________

Commission File Number: 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10901 Red Circle Drive, Suite 150 Minnetonka, MN	55343
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 952-237-7412

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of February 11, 2019 was 10,099,010.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash	$350,576	$13,260
Prepaid expenses	32,192	5,378
Total current assets	382,768	18,638
Intangible assets, net	194,770	200,081
Total assets	$577,538	$218,719

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$470,345	$221,235
Accrued expenses	1,740,893	1,591,022
Unsecured loans	528,000	283,000
Convertible promissory notes, net and accrued interest	1,657,828	1,393,804
Premium conversion derivatives	314,660	308,395
Total current liabilities	4,711,726	3,797,456
Warrant liability	823,844	817,155
Total liabilities	5,535,570	4,614,611

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2018 and September 30, 2018; no shares issued or outstanding as of December 31, 2018 and September 30, 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2018 and September 30, 2018; and 10,036,505 and 9,656,505 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively.	10,037	9,657
Additional paid–in capital	6,842,465	6,052,161
Accumulated deficit	(11,810,534)	(10,457,710)
Total stockholders’ deficit	(4,958,032)	(4,395,892)
Total liabilities and stockholders’ deficit	$577,538	$218,719

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31,
	2018	2017

Operating expenses:
General and administrative	$866,679	$538,859
Research and development	209,168	234,925
Total operating expenses	1,075,847	773,784
Loss from operations	(1,075,847)	(773,784)
Interest expense	(264,023)	(338,113)
Net change in fair value for the warrant liability and premium conversion derivatives	(12,954)	(162,547)
Loss on note extinguishments, net	—	(350,914)
Net loss	$(1,352,824)	$(1,625,358)
Net loss per share:
Basic and diluted	$(0.14)	$(0.21)
Number of shares used in per share calculations:
Basic and diluted	9,763,244	7,864,994

See accompanying notes to condensed consolidated financial statements

 NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	7,864,994	$7,865	$162,741	$(3,699,438)	$(3,528,832)
Issuance of additional warrants in connection with short-term notes modification	—	—	117,280	—	117,280
Stock value adjustment associated with intellectual license agreement	—	—	299	—	299
Net loss	—	—	—	(1,625,358)	(1,625,358)
Balance at December 31, 2017	7,864,994	$7,865	$280,320	$(5,324,796)	$(5,036,611)

Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 private placement	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 private placement	—	—	223,351	—	223,351
Issuance costs related to 2018 private placement	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	$10,037	$6,842,465	$(11,810,534)	$(4,958,032)

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2018	2017

Operating activities
Net loss	$(1,352,824)	$(1,625,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,311	4,265
Stock-based services expense	118,980	—
Non-cash interest on convertible notes	30,800	39,508
Non-cash discount amortization on short-term notes convertible notes	233,223	298,605
Revaluation of premium conversion derivatives	6,265	(108,175)
Revaluation of warrant liability	6,689	270,722
Loss on term notes extinguishments	—	350,914
Change in assets and liabilities:
Prepaid expenses	(26,814)	—
Accounts payable and accrued expenses	278,686	171,115
Net cash used in operating activities	(699,684)	(598,404)
Investing activities
Purchase of intangible assets	—	(91,709)
Net cash used in investing activities	—	(91,709)
Financing activities
Proceeds from issuance of convertible promissory notes	—	328,429
Proceeds from issuance of warrants associated with convertible notes	—	336,571
Proceeds from unsecured loans	245,000	—
Issuance costs related to convertible notes	—	(9,779)
Issuance costs related to warrants	—	(8,670)
Proceeds from issuance of common stock in connection with private placement	601,649	—
Proceeds from issuance of warrants in connection with private placement	223,351	—
Proceeds from advances related to private placement	40,000	—
Issuance costs related to private placement	(73,000)	—
Net cash provided by financing activities	1,037,000	646,551
Net increase (decrease) in cash	337,316	(43,562)
Cash at beginning of period	13,260	70,029
Cash at end of period	$350,576	$26,467
Supplemental non-cash financing and investing transactions:
Bifurcation of premium conversion derivative related to convertible notes	$—	$128,525
Issuance of warrants in connection with convertible notes	$—	$117,280
Stock value adjustment associated with intellectual license agreement	$—	$299
Accrued issuance costs attributed to private placement and convertible notes	$76,316	$14,226
Purchased intangible assets in accrued expenses	$—	$30,000

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company”), a Delaware Corporation, is an early-stage medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (cEEG) and stereoelectroencephalography (sEEG) recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors and other related brain related disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence.

To date, the Company has recorded no product sales and has a limited expense history. The Company is a development stage company and its activities to date have included raising capital to fund the development of its proprietary technology and seek regulatory clearances required to initiate commercial activities.

The Company is based in Minnetonka, Minnesota.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the nine month transition period ended September 30, 2018 included in the Transition Report on Form 10-KT. The condensed consolidated balance sheet at September 30, 2018 was derived from the audited financial statements of the Company.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $11,810,534 as of December 31, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2019 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through December 31, 2018, the Company has completed a $528,000 unsecured loan financing, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,540,000 convertible promissory note financing of a planned $2 million subscription. In addition, the Company entered into a private placement transaction of its common stock beginning in July 2018, and as replaced in December 2018, whereby $1.9 million in gross proceeds were raised out of a planned $11.8 million maximum under the subscription amounts through December 31, 2018. See Note 13 – Subsequent Events for financings that have closed after December 31, 2018. The Company does not have adequate liquidity to fund its operations throughout fiscal 2019 without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2018, the Company did have deposits in excess of federally insured amounts by $134,109.

Common Stock Valuation

Due to the limited market liquidity for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, and the likelihood of achieving a liquidity event, such as an offering or sale. Significant changes to the key assumptions used in the valuations may result in different fair values of common stock at each valuation date.

The Company estimated its enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, the Company relied on forward revenue multiples from guideline public companies (“GPC”) for calendar year 2019 and 2020. The resulting equity value from the GPC method was allocated to common stock using the option pricing method, and a discount for lack of marketability was applied. Based on the above methodology and weightings, the Company derived a valuation conclusion of $2.20 and $2.30 per common share as of December 31, 2018 and September 30, 2018, respectively.

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

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

As of December 31, 2018 and September 30, 2018, the fair values of cash, other assets, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes of the Company were based on both the estimated fair value of our common stock of $2.20 and $2.30 as of December 31, 2018 and September 30, 2018, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended December 31, 2018 and 2017.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$823,844	$—	$—	$823,844
Premium conversion derivatives	314,660	—	—	314,660
Total liabilities at fair value	$1,138,504	$—	$—	$1,138,504

	As of September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$817,155	$—	$—	$817,155
Premium conversion derivatives	308,395	—	—	308,395
Total liabilities at fair value	$1,125,550	$—	$—	$1,125,550

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the three month periods ended December 31, 2018 and 2017:

	2018	2017
Warrant liability
Balance as of beginning of period – September 30	$817,155	$774,172
Value assigned to warrants in connection with convertible promissory notes	—	336,571
Change in fair value of warrant liability	6,689	270,722
Balance as of end of period – December 31	$823,844	$1,381,465

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

	2018	2017
Premium debt conversion derivatives
Balance as of beginning of period – September 30	$308,395	$441,823
Value assigned to the underlying derivatives in connection with convertible promissory notes	—	128,525
Change in fair value of premium debt conversion derivatives	6,265	(108,174)
Balance as of end of period – December 31	$314,660	$462,174

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2018, the Company has not impaired any long-lived assets.

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the convertible promissory notes when applicable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying condensed consolidated statements of operations.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may include costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of the convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable in cases where warrant pricing protections in future equity financings are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying condensed consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the condensed consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the condensed consolidated statements of operations. The Company determined that the redemption features under the convertible promissory notes qualified as embedded derivatives and were separated from their debt hosts.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the three month periods ended December 31, 2018 and 2017 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three month periods ended December 31, 2018 and 2017.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three month periods ended December 31, 2018 and 2017:

	2018		2017
Warrants	3,257,572	(1)	189,750	(1)
Stock options	543,216		365,716

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Recent Accounting Pronouncements

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 4 – Commitments and Contingencies

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with the contracts.  The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition. On January 7, 2019, the judge granted the motion for dismissal with respect to PMT’s claim for breach of the duty of good faith and fair dealing, and denied the motion for dismissal with respect to the other claims presented. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

The outcome and potential loss related to this matter is unknown and no reserve has been accrued for as of December 31, 2018 and as of the issuance of these condensed consolidated financial statements.

NOTE 5 – Intangibles

Intangible assets consisted of the following at December 31, 2018:

	Useful Life
Net Intangibles, September 30, 2018	12-13 Years	$200,081
Less: amortization		(5,311)
Net Intangibles, December 31, 2018		$194,770

Amortization expense was $5,311 and $4,265 for the three months ended December 31, 2018 and 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
License fees	$65,000	$65,000
Legal services	848,708	833,470
Accrued issuance costs	229,201	204,000
Accrued payroll	316,350	276,639
Advances	40,000	—
Other	241,634	211,913
	$1,740,893	$1,591,022

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

The Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 in August 2017 which included free standing equity warrants. The Short-Term Notes were subsequently amended in November 2017 to extend the maturity date and increase the number of shares of Common Stock issuable upon exercise of the related warrants. The Short-Term Notes were also amended in March 2018 to become convertible, include new interest payment provisions and new conversion features and to provide for the issuance of a replacement warrant (the “Replacement Warrant”) and an additional warrant (the “Additional Warrant”) described more fully below. Effective July 2, 2018, the Company entered into debt conversion agreements with each Short-Term Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) under the Short-Term Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “Short-Term Note Conversion Shares”); (ii) cancel and extinguish the Short-Term Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants, as described more fully below, to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Short-Term Notes, the Company issued each subscriber a new warrant (the “Short-Term Note Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Short-Term Note Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Short-Term Note Payment Warrants became exercisable commencing on July 2, 2018, and expire on November 21, 2021.

The November 2017 amendment resulted in a substantial modification to the original Short-Term Notes whereby additional warrant coverage was added and the maturity date of the Short-Term Notes was extended. The Company recorded the November 2017 Short-Term Note amendment under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2017 was recorded in the amount of $144,577, which represented the difference between the face value of the Short-Term Notes over the combined carrying values of the Short-Term Notes and warrants on the date of the amendment. The fair value increase of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the amendment was $117,280 which was recorded as additional paid-in capital. During the three months ended December 31, 2017, interest related to amortization of discounts associated with the separation of the equity warrants and issuance costs amounted to $21,627.

As noted above, the Short-Term Notes were converted into shares of common stock and were not outstanding during the three month period ended December 31, 2018.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan is interest free and requires that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019.

On May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans include customary events of default provisions.

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from a stockholder owning over 5% of the Company’s common stock. The loan is interest free and requires that the Company repay the principal in full on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan includes customary events of default provisions.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of December 31, 2018	As of September 30, 2018
2017 convertible promissory notes, net of discounts	$1,540,000	$1,306,776
Accrued interest	117,828	87,028
	$1,657,828	$1,393,804

2016 Convertible Promissory Notes

From November 2016 to June 2017, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of $1,625,120 and common stock purchase warrants (the “Warrants”) and entered into subscription agreements with subscribers. The Company amended the Convertible Notes in December 2016 and November 2017 and the Warrants in June 2017 and November 2017 to, among other things, change the terms of the underlying Warrants that included the removal of down round pricing protection.

On July 2, 2018, the Company entered into debt conversion agreements with each Convertible Note subscriber to (i) convert the Outstanding Balance under the Convertible Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “2016 Note Conversion Shares”); (ii) cancel and extinguish the Convertible Notes; and (iii) amend and restate the Warrants to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Convertible Notes, the Company issued each subscriber an additional new warrant (the “2016 Note Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of 2016 Note Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The 2016 Note Payment Warrants became exercisable commencing on July 2, 2018 and expire on November 21, 2021.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The November 2017 amendment to the notes resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended and the terms associated with the Warrants were revised. The Company recorded the Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt with a gain on convertible note extinguishments in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2017. The discount of $97,223 was then amortized from November 21, 2017 to December 31, 2017 totaling $15,756.

During the three months ended December 31, 2017, interest on the principal was $32,502 and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $261,749. The fair value changes related to the underlying premium conversion derivative and warrant liability amounted to a benefit of ($108,641) and an expense of $272,059, respectively, during the three month period ended December 31, 2017.

As noted above, the Convertible Notes were converted into shares of common stock and not outstanding during the three month period ended December 31, 2018.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “New Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed the initial private placement of the 2017 Convertible Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the 2017 Convertible Notes entered into an amended and restated subscription agreement to amend the terms of the 2017 Convertible Notes and New Warrants. On December 31, 2018, the 2017 Convertible Notes were amended again to extend the maturity date from December 31, 2018 to June 30, 2019. The amendment was accounted for as a troubled debt restructuring given the Company’s financial condition and given the concession granted by the lenders with regards to pushing out the maturity date to June 30, 2019 with no corresponding compensation paid for the extension. The future undiscounted cash flows of the of the 2017 Convertible Notes as amended exceeded their carrying value as of December 31, 2018. As such, no gain was recognized during the three months ended December 31, 2018 and no adjustments were made to the 2017 Convertible Note carrying value.

The 2017 Convertible Notes require the Company to repay the principal and accrued and unpaid interest thereon on June 30, 2019 (the “2017 Convertible Notes Maturity Date”). If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before June 30, 2019 (the “2017 Convertible Notes Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes shall automatically convert into the securities issued by the Company in the 2017 Convertible Notes Qualified Financing equal to the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The New Warrants also become exercisable upon a 2017 Convertible Notes Qualified Financing for an amount of shares equal to the number of shares received by the holder in the 2017 Convertible Notes Qualified Financing at the same price per share of the securities issued in the 2017 Convertible Notes Qualified Financing.

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

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described previously. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $294,615 higher than the carrying value of the Convertible Notes net of unamortized debt discount on the date of the modification. The $294,615 difference as well as legal costs associated with the amendment in the amount of $8,945 were recorded as a loss on convertible notes extinguishment totaling $303,560 in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2017. After the modification, there remained a debt discount of $27,371 of which $6,574 and $1,286 was amortized during the three months ended December 31, 2018 and 2017, respectively.

The 2017 Convertible Notes contain a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $128,525 for the convertible debt issued during the three months ended December 31, 2017; there were no issuances of 2017 Convertible Notes during the three months ended December 31, 2018. The discount is being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $62,158 and $3,815 for the three months ended December 31, 2018 and 2017, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $6,265 and $466 for the three months ended December 31, 2018 and 2017, respectively.

The New Warrants were deemed to be a free-standing instrument and were accounted for as a liability given the variable number of shares issuable in connection with a change of control conversion event. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants. Input assumptions used were as follows: risk-free interest rate of 2.52% and 2.94% as of December 31, 2018 and September 30, 2018, respectively; expected volatility of 50% as of December 31, 2018 and September 30, 2018; expected life of 5.25 and 5.21 years as of December 31, 2018 and September 30, 2018, respectively; and expected dividend yield of 0% as of December 31, 2018 and September 30, 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. The 2017 Convertible Note proceeds assigned to the New Warrants were zero and $336,571 during the three month period ended December 31, 2018 and 2017, respectively, which represented their fair value at issuance and were discounted from the 2017 Convertible Notes and reflected as a warrant liability. The discount was being amortized to interest expense over the term of the 2017 Convertible Notes using the straight-line method which approximates the effective interest method. The amortization expense was $163,060 and $9,971 for the three month period ended December 31, 2018 and 2017, respectively. The Company also recorded the fair value changes of the warrant liability associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $6,689 and a benefit of ($1,337) for the three months ended December 31, 2018 and 2017, respectively.

In connection with the 2017 Convertible Notes, the Company incurred original cost of issuance in the amount of $8,133 which consisted of legal costs and was recorded as an issuance cost discount to the 2017 Convertible Notes, of which $1,431 and $157 was amortized to interest expense during the three months ended December 31, 2018 and 2017, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 9 – Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan (the “401K Plan”) on January 1, 2017, which was amended and restated on March 1, 2018 (the “Restatement”), for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company began matching in the fourth quarter of 2017 on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions up through the Restatement. The Company’s matching contributions to employee deferrals became discretionary after the Restatement. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through December 31, 2018.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the three month period ended December 31, 2018 and 2017 was a benefit reduction of $(4,359) and $27,000, respectively.

NOTE 10 – Stock-Based Compensation

During the three month periods ended December 31, 2018 and 2017, stock-based services expense related to stock-based awards amounted to $118,980 and zero, respectively, and was included in general and administrative costs in the accompanying condensed consolidated statements of operations.

Stock Options

During the three month period ended December 31, 2018, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 175,000 stock options to its scientific advisory board members where vesting commences on January 1, 2019 over a 36 month period based on a time of service vesting condition. The grant date fair value of the scientific advisory board member grants was $1.14 per share. No stock-based expense related to the scientific advisory board grants was recognized during the three month period ended December 31, 2018. There were no stock options granted during the three month period ended December 31, 2017. Lastly, there were no restricted stock award grants during any of the periods presented.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three month period ended December 31, 2018:

2018

Expected stock price volatility	49.8%
Expected life of options (years)	5.8
Expected dividend yield	0%
Risk free interest rate	2.8%

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

See other stock-based awards section below for stock-based award grants committed, but not formally issued as of December 31, 2018.

During the three months ended December 31, 2018 and 2017, there was no vesting of formally issued stock options or restricted stock awards. No stock options were forfeited during the three months ended December 31, 2018 and 2017. As of December 31, 2018, 1,533,596 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan.

Unrecognized stock-based compensation was $0.2 million as of December 31, 2018. All of the unrecognized compensation cost related to the scientific advisory board grants. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.9 years.

Other Stock-Based Awards

250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 shares of common stock were awarded during the three month period ended December 31, 2018 on a time-based vesting condition that was met in November 2018. The compensation expense related to the vested common shares was included in the total stock-based services expense referenced above which totaled $115,000 for the three month period ended December 31, 2018. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.30 per share. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued, but were not eligible for issuance under either of the 2016 or 2017 Plans as the consulting contract was not with an individual.

As of December 31, 2018, the Company had a formal obligation to issue future common stock options relating to a consulting agreement. The estimated liability associated with the vested portions of these awards was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2018. The corresponding stock-based services expense related to the stock-based award liability amounted to $3,980 during the three months ended December 31, 2018 and was included in general and administrative expense in the accompanying condensed consolidated statements of operations. There was no corresponding stock-based services expense during the three month period ended December 31, 2017.

The number of option shares and pricing under the consulting agreement will not be set until the occurrence of the award date which is defined as the earlier to occur of a public offering, qualified financing, or June 30, 2019. The number of option shares under the agreement is based on a $3,000 monthly compensation amount divided by the fair value of the underlying common stock on the award date. The exercise price will also be set at the fair value of the underlying common stock on the award date. The liability associated with the unissued options was based on an option share equivalent estimate that reflects the portion of the award where performance vesting conditions have been met as of December 31, 2018 and was based on the fair value of the Company’s common stock on December 31, 2018 as the award date has not occurred. The common stock fair value on December 31, 2018 was $2.20 per share and was determined based on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. The total accrued liability for this award at December 31, 2018 was $15,133.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock- option liability during the three month period ended December 31, 2018:

2018

Expected stock price volatility	49.8%
Expected life of options (years)	5
Expected dividend yield	0%
Risk free interest rate	2.5%

Upon the issuance of all of the unissued options associated with the stock-based award liabilities, the estimated number of shares available for future issuance as of December 31, 2018 would be reduced from 1,533,596 shares to 1,518,596 shares as a result of the potential stock option issuance under the second consulting agreement.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 11 – Income Taxes

The effective tax rate for the three months ended December 31, 2018 and 2017 was zero percent. As a result of the analysis of all available evidence as of December 31, 2018 and September 30, 2018, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2018 and 2017. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Deficit

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018. As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (170,000 Units were sold during the three months ended December 31, 2018).

Under the Purchase Agreement, the Company agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on its 2017 Convertible Notes if such notes did not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed consolidated balance sheets based on their relative fair value to the underlying common shares issued. The fair value of the 2018 Warrants issued during the three months ended December 31, 2018 was $144,005 and was based on the Black-Scholes pricing model. Input assumptions used were as follows on a weighted average basis: a risk-free interest rate of 2.85%; expected volatility of 49.8%; expected life of 4.62 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $59,694 during the three month period ended December 31, 2018. The issuance costs included commissions to the brokers equal to 10% of the gross proceeds from the sale of the Units that qualify for the commission which amounted to $42,500. In addition to the brokers’ commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the brokers to purchase an amount of common stock equal to 10% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share upon the close of the 2018 Private Placement. A commission liability increase in the amount of $9,854 was recorded during the three months ended December 31, 2018 related to the 50,520 broker warrants issuable upon the close of the 2018 Private Placement. Lastly, third party legal costs in the amount $7,340 comprised the balance of the issuance costs incurred during the three months ended December 31, 2018. See Note 13 – Subsequent Events for changes in the commission structure under the 2018 Private Placement.

In connection with the 2018 Private Placement, the Company entered into registration rights agreements with each of the Purchasers pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the 2018 Private Placement and the shares of common stock issuable upon exercise of the 2018 Warrants. The Company agreed to file such registration statement within 75 days of the final closing of the 2018 Private Placement. Each registration rights agreement included customary indemnification rights in connection with the registration statement.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

2019 Private Placement

On December 12, 2018, the Board of Directors of the Company terminated the 2018 Private Placement. On December 28, 2018 and December 31, 2018, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Private Placement”), agreed to issue and sell Units (the “2019 Units”) to the New Purchasers. The initial closing of the 2019 Private Placement was consummated on December 28, 2018.

On December 28, 2018 and December 31, 2018, the Company issued and sold an aggregate of 160,000 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $400,000 before deducting offering expenses.

In connection with the 2019 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 2019 Units (the “Maximum Offering”) at a price of $2.50 per 2019 Unit for total gross proceeds to the Company of up to $10,000,000. The Maximum Offering may be increased by the Company in its sole discretion, without notice. If the Company issues the Maximum Offering amount, 4,000,000 shares of common stock would be issuable upon exercise of the warrants (the “2019 Warrants”). Under the 2019 Purchase Agreement, the Company has agreed to use the net proceeds from the 2019 Private Placement to pay the outstanding principal and accrued interest on its convertible promissory notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the New Purchasers indemnification rights with respect to its representations, warranties and agreements under the 2019 Purchase Agreement.

The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Private Placement. Prior to expiration, subject to the terms and conditions set forth in the 2019 Warrants, the holders may exercise the 2019 Warrants for shares of common stock by providing notice to the Company and paying the $3.00 per share exercise price for each share so exercised. The fair value of the 2019 Warrants issued during the three months ended December 31, 2018 was $134,048 and was based on the Black-Scholes pricing model. Input assumptions used were on a weighted average basis as follows: a risk-free interest rate of 2.53%; expected volatility of 49.8%; expected life of 5.0 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

In connection with the 2019 Private Placement, the Company recorded issuance costs in the amount of $89,622 as of December 31, 2018. In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Units. In addition to the brokers’ commission, the Company will issue 5-year warrants to Paulson to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold in the 2019 Private Placement at an exercise price of $2.75 per share. The issuance costs included commissions to the broker equal to 12% of the gross proceeds from the sale of the 2019 Units and related expenses that amounted to $73,000. In addition to the broker’s commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the broker to purchase an amount of common stock equal to 10% of the total amount of Shares sold in the 2019 Private Placement, at an exercise price of $2.75 per share, upon the close of the 2019 Private Placement. A liability in the amount of $13,875 was recorded as of December 31, 2018 related to the 16,000 broker warrants issuable as of December 31, 2018 under the 2019 Private Placement. Lastly, third party legal costs in the amount $2,747 comprised the balance of the issuance costs incurred as of December 31, 2018. See Note 13 – Subsequent Events for subsequent 2019 Unit issuances and changes in the commission structure under the 2019 Private Placement.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

In connection with the 2019 Private Placement, the Company entered into a registration rights agreement with each of the New Purchasers, each dated as of the respective closing dates (each, a “Registration Rights Agreement”), pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the 2019 Private Placement and the shares of common stock issuable upon exercise of the 2019 Warrants. The Company has agreed to file such registration statement within 75 days of the final closing of the 2019 Private Placement. Each Registration Rights Agreement includes customary indemnification rights in connection with the registration statement.

Warrant Activity and Summary

The following table summarizes warrant activity during the three month period ended December 31, 2018:

		Exercise Price	Weighted Average
	Warrants	Per Warrant	Exercise Price
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98
Issued	330,000	$3.00	$3.00
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding and exercisable at December 31, 2018	3,257,572	$1.80 - $3.00	$2.09

As of December 31, 2018, 66,520 warrants are committed to be issued related to the 2018 and 2019 Private Placements at an exercise price of $3.45 and $2.75 per share, respectively.

NOTE 13 – Subsequent Events

2019 Private Placement – Subsequent Issuances and Broker Compensation Change

The Company issued 2019 Units for aggregate gross proceeds of $295,000 from January 1, 2019 through February 12, 2019.  See Note 12 – Stockholders Deficit for more information on the 2019 Units.

In February 2019, the Company amended its engagement letter with HRA Capital (“HRA”), acting through its affiliate, Corinthian Partners, LLC, each of which are affiliates of one of the Company’s greater than 5% stockholders. Pursuant to the original agreement (prior to the amendment), the Company agreed to pay HRA 10% of the gross proceeds (the “HRA Fee”) received by the Company in subsequent private placement transactions from investors with whom HRA or Corinthian Partners, LLC had material contact with for purposes of the engagement letter (the “Prospects”), provided such compensation would only be paid in connection with private placement transactions that closed within 12 months of the expiration of the engagement letter (the “Tail Period”). The Company agreed to issue to HRA warrants to purchase shares of Common Stock (or common stock equivalents) in an amount equal to 10% of the shares purchased by Prospects during the Tail Period (“HRA Warrants”).

In February 2019, the Company and HRA agreed (i) to extend the Tail Period until June 30, 2019, (ii) to modify the HRA Fee so that HRA is entitled to receive a cash fee equal to 8% of the gross proceeds received by the Company from Prospects in all subsequent private placement transactions and (iii) to modify the HRA Warrants so that they are exercisable to purchase shares of Common Stock (or common stock equivalents) in an amount equal to 8% of the shares of Common Stock purchased by Prospects in subsequent private placements (collectively, the “HRA Amendments”). Upon issuance, the HRA Warrants will be immediately exercisable and expire five years from the closing of the related transaction.

The cash commission and broker’s commission to be received by Paulson were not impacted by the changes to the agreement between the Company and HRA.

2018 Private Placement – Broker Compensation Change

In connection with the 2018 Private Placement, the Company agreed to pay the brokers a cash commission equal to 10% of the gross proceeds from the sale of the Units sold to investors by such brokers. In addition to the brokers’ commission, the Company agreed to issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 10% of the total amount of shares sold by such brokers in the 2018 Private Placement, at an exercise price of $3.45 per share.

Notwithstanding the Company’s agreement to pay to brokers the 10% cash commission and issue warrants for 10% of the shares sold in the 2018 Private Placement, the HRA Amendments modified the broker commission arrangements with respect to HRA. HRA was the only broker in the 2018 Private Placement. Pursuant to the Company’s engagement letter with HRA (acting through the registered broker-dealer, Corinthian Partners, LLC), as amended in February 2019 by the HRA Amendments, the Company agreed to pay HRA a cash fee equal to 8% of the gross proceeds received by the Company from Prospects in the 2018 Private Placement and to issue warrants exercisable to purchase shares of Common Stock (or common stock equivalents) in an amount equal to 8% of the shares of Common Stock purchased by Prospects in the 2018 Private Placement.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (cEEG) and stereoelectroencephalography (sEEG) recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors and other related brain related disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence. We are based in Minnetonka, Minnesota.

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

We have incurred losses since inception. As of December 31, 2018, we had an accumulated deficit of $11.8 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

At December 31, 2018, we had $0.4 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses in fiscal 2019. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

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

Loss on note extinguishments, net

Loss on note extinguishments, net includes the gain or loss associated with debt instrument modifications accounted for as debt extinguishments.

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

The following table sets forth the results of operations for the three-months ended December 31, 2018 and 2017, respectively.

	For the three months ended December 31, (unaudited)
	2018	2017	Period to Period Change
Operating expenses:
General and administrative	$866,679	$538,859	$327,820
Research and development	209,168	234,925	(25,757)
Total operating expenses	1,075,847	773,784	302,063
Loss from operations	(1,075,847)	(773,784)	(302,063)
Interest expense	(264,023)	(338,113)	74,090
Net change in fair value for the warrant liability and premium conversion derivatives	(12,954)	(162,547)	149,593
Loss on note extinguishments, net	—	(350,914)	350,914
Net loss	$(1,352,824)	$(1,625,358)	$272,534

General and administrative expenses

General and administrative expenses were $0.9 million for the three months ended December 31, 2018, compared to $0.5 million for the three months ended December 31, 2017. The increase was primarily due to an increase in stock-based compensation associated with a consulting contract of $0.1 million related to fund raising, and to legal costs, accounting expenses and board of director fees of $0.3 million in the aggregate primarily related to increased public company related costs.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses remained relatively unchanged period over period which was $0.2 million during both quarterly periods ending December 31, 2018 and 2017. The activity during both quarterly periods was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies.

 Interest expense

Interest expense, for the three months ended December 31, 2018 was $0.3 million consisting of non-cash interest expense of $31,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes described further below. Interest expense for the three months ended December 31, 2017 was $0.3 million consisting of interest expense of $40,000 and amortization of debt issuance costs of $0.3 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes described further below.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the three months ended December 31, 2018 and 2017 was $13,000 and $0.2 million, respectively. The change is due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes while outstanding.

Loss on note extinguishments, net

There were no debt modifications during the three month period ended December 31, 2018 that were accounted for as a debt extinguishment.

Non-cash loss on note extinguishments, net for the three months ended December 31, 2017 was $0.4 million. The Series 1 Notes and Series 2 Notes were amended in November 2017 and the Series 3 Notes were amended in December 2017. The amendment for the Series 1 Notes extended the maturity date by approximately eight months and revised certain warrant and other provisions. The amendment for the Series 2 Notes added additional warrant coverage and extended the maturity date by approximately five months. The amendment for the Series 3 Notes accelerated the maturity date from October 2022 to December 2018 and revised certain formulaic provisions contained in the underlying embedded conversion features. As a result of the modifications made to the Series 1 Notes, Series 2 Notes and Series 3 Notes as discussed in this paragraph, we accounted for the amendments as a note extinguishment.

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2018, our principal source of liquidity consisted of cash deposits of $0.4 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below for the outstanding balances on our convertible notes.

2019 Private Placement

On December 12, 2018, the Board of Directors of the Company terminated the 2018 Private Placement (as defined below). On December 28, 2018, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a private placement (the “2019 Private Placement”), agreed to issue and sell to the New Purchasers units (each, a “Unit”), each consisting of (i) one share (each, a “Share”) of our Common Stock, and (ii) a warrant to purchase one share of Common Stock at an initial exercise price of $3.00 per share (the “2019 Warrants”). The initial closing of the 2019 Private Placement was consummated on December 28, 2018 (the “New First Closing”).

NeuroOne Medical Technologies Corporation

Form 10-Q

From December 28, 2018 through February 12, 2019, the Company issued and sold an aggregate of 278,000 Units to the New Purchasers, for total gross proceeds to the Company of approximately $695,000 before deducting offering expenses. In connection with the 2019 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds to the Company of up to $10,000,000. The Maximum Offering may be increased by the Company in its sole discretion, without notice. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock would be issuable upon exercise of the 2019 Warrants. Under the 2019 Purchase Agreement, the Company has agreed to use the net proceeds from the 2019 Private Placement to pay the outstanding principal and accrued interest on its convertible promissory notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the New Purchasers indemnification rights with respect to its representations, warranties and agreements under the 2019 Purchase Agreement.

In connection with the 2019 Private Placement, the Company entered into a Registration Rights Agreement with each of the New Purchasers, each dated as of the New Purchasers’ respective closing dates (each, a “New Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock sold in the 2019 Private Placement and the shares of Common Stock issuable upon exercise of the 2019 Warrants. The Company has agreed to file such registration statement within 75 days of the final closing of the 2019 Private Placement. Each New Registration Rights Agreement includes customary indemnification rights in connection with the registration statement.

The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the New First Closing. Prior to expiration, subject to the terms and conditions set forth in the 2019 Warrants, the holders may exercise the 2019 Warrants for shares of Common Stock by providing notice to the Company and paying the $3.00 per share exercise price for each share so exercised.

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of Units sold by Paulson. In addition to the brokers’ commission, the Company will issue 5-year warrants to Paulson to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold by Paulson in the 2019 Private Placement at an exercise price of $2.75 per share. In connection with 2019 Private Placement, HRA Capital, an affiliate of one of our greater than 5% beneficial owners of our Common Stock, will receive a cash commission equal to 8% of the gross proceeds from the sale of Units sold by HRA. In addition, the Company will issue 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the Shares sold by HRA at an exercise price of $3.00 per share. See Note 13 – Subsequent Events for more information on HRA’s commission.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers Units each consisting of (i) one Share, and (ii) a warrant to purchase one share of Common Stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018 (the “First Closing”), and through the termination of the 2018 Private Placement, we issued and sold an aggregate of 615,200 Units to the Purchasers, for total gross proceeds to us of $1,538,000 before deducting offering expenses.

Under the Purchase Agreement, the Company had agreed to use the net proceeds from the 2018 Private Placement to pay the outstanding principal and accrued interest on our Series 3 Notes if such notes did not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company granted the Purchasers indemnification rights with respect to its representations, warranties and agreements under the Purchase Agreement.

NeuroOne Medical Technologies Corporation

Form 10-Q

In connection with the 2018 Private Placement, the Company entered into registration rights agreements with each of the Purchasers pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock sold in the 2018 Private Placement and the shares of Common Stock issuable upon exercise of the 2018 Warrants. The Company agreed to file such registration statement within 75 days of the final closing of the 2018 Private Placement. Each registration rights agreement included customary indemnification rights in connection with the registration statement.

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

In connection with the 2018 Private Placement, the brokers received a cash commission equal to 8% of the eligible gross proceeds from the sale of the Units. In addition to the brokers’ commission, we will issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.45 per share. See Note 13 – Subsequent Events for more information on HRA’s commission.

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017 and December 2018, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendments”). The Series 3 Notes, as amended, require us to repay the principal and accrued and unpaid interest thereon at June 30, 2019.

If the Company consummates an equity round of financing resulting in more than $3 million in gross proceeds before June 30, 2019 (the “Series 3 Qualified Financing”), the outstanding principal and accrued and unpaid interest on the Series 3 Notes shall automatically convert into the securities issued by us in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing. As of the date of this Report, we have sold $2.2 million of the $3 million target. If a Change of Control (as defined below) occurs prior to the earlier of a Series 3 Qualified Financing or June 30, 2019, the Series 3 Notes would, at the election of the holders of a majority of the outstanding principal amount of the Series 3 Notes, either become payable on demand as of the closing date of the Change of Control or become convertible into shares of Common Stock immediately prior to the Change of Control at a price per share equal to the lesser of (i) the per share value of the Common Stock as determined by our Board as if in connection with the granting of stock-based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in the Change of Control (the date of any such conversion of the Series 3 Notes in connection with a Change of Control or Series 3 Qualified Financing, is referred to herein as the “Series 3 Conversion Date”). Change of Control means a merger or consolidation with another entity in which our stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of our assets. If we fail to complete a Series 3 Qualified Financing by June 30, 2019, the Series 3 Notes will be immediately due and payable on such date.

Prior to the Series 3 Amendments, if the Company raised more than $3 million in an equity financing before October 4, 2022, the outstanding principal and accrued and unpaid interest on the Series 3 Notes would have automatically converted into the securities issued by the Company in such financing based on the greater number of such securities resulting from either (i) the outstanding principal and accrued interest on the Series 3 Notes divided by $2.25 or (ii) the outstanding principal and accrued interest on the Series 3 Notes multiplied by 1.25, divided by the price paid per security in such financing.

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

Series 2 Notes and Warrants

In August 2017, the Company entered into a subscription agreement and issued interest free promissory notes in an aggregate principal amount of $253,000 to certain accredited investors. In November 2017, the Company and each subscriber amended the notes to extend the maturity date from February 18, 2018 to July 31, 2018 and to increase warrant coverage. In March 2018, the Company and each subscriber entered into a written consent to again amend and restate the promissory notes (as amended, the “Series 2 Notes”) and to amend the subscription agreement to replace the form of warrant agreement annexed to the subscription agreement (the “Replacement Warrant”) and to provide for the issuance of an additional warrant (the “Additional Warrant”). In March 2018, the Company issued and delivered the Series 2 Notes, the Replacement Warrants and the Additional Warrants to the subscribers. Effective as of July 2, 2018, the Company amended the Series 2 Notes by entering into debt conversion agreements with each subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 2 Notes into shares of Common Stock based on the outstanding balance divided by $1.80 per share (the “Series 2 Conversion Shares”); (ii) cancel and extinguish the Series 2 Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 2 Notes, the Company issued each subscriber a new warrant (the “Series 2 Payment Warrants”), exercisable for up to the number of shares of Common Stock equal to the number of Series 2 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 2 Payment Warrants were exercisable commencing on July 2, 2018 and expire on November 21, 2021. The Replacement Warrants and Additional Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share and will expire on November 21, 2021.

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

Effective as of July 2, 2018, the Company amended the Series 1 Notes by entering into debt conversion agreements with each Series 1 Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest under the Series 1 Notes into shares of the Company’s Common Stock based on the outstanding balance divided by $1.80 per share (the “Series 1 Conversion Shares”); (ii) cancel and extinguish the Series 1 Notes; and (iii) amend and restate the Series 1 Warrants to make them immediately exercisable upon conversion, at a per share exercise price equal to $1.80 per share. As consideration for the early conversion of the Series 1 Notes, the Company issued each subscriber a new warrant (the “Series 1 Payment Warrants”), exercisable for up to the number of shares of Common Stock equal to the number of Series 1 Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Series 1 Payment Warrants are exercisable commencing on July 2, 2018, and expire on November 21, 2021. The Series 1 Warrants became immediately exercisable upon the July 2, 2018 conversion date, at a per share exercise price equal to $1.80 per share, and will expire on November 21, 2021.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan is interest free and requires that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019.

In May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans include customary events of default provisions.

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from a stockholder owning over 5% of the Company’s common stock. The loan is interest free and requires that the Company repay the principal in full on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan includes customary events of default provisions.

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

As of December 31, 2018, the outstanding principal and accrued and unpaid interest on the Series 3 Notes was $1,657,828. If we fail to complete the Series 3 Qualified Financing by June 30, 2019, the Series 3 Notes will be immediately due and payable on such date, and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

Under the WARF License Agreement (the “WARF License”), we have agreed to pay WARF $55,000 (representing a license fee) upon the earliest to occur of the date we cumulatively raise at least $3 million in financing, which threshold was met, the date of a change of control, or our revenue reaching a specified threshold amount, and to pay $65,000 (representing reimbursement for costs incurred by WARF in maintaining the licensed patents) upon the earliest to occur of the date we cumulatively raise at least $5 million in financing, the date of a change of control, or our revenue reaching a specified threshold amount. The initial $55,000 payment was paid in April 2018. The $65,000 reimbursement milestone was paid in February 2019. We have also agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further is due until we start selling our products.

Refer to the Company’s Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018 with regard to: “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology.”

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses throughout our fiscal year ending September 30, 2019. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to pay off or modify terms of our existing debt coming due  in June 30, 2019, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2018	2017

Net cash used in operating activities	$(699,684)	$(598,404)
Net cash used by investing activities	—	(91,709)
Net cash provided by financing activities	1,037,000	646,551
Net increase (decrease) in cash	$337,316	$(43,562)

Net cash used in operating activities

Net cash used in operating activities was $0.7 million for the three months ended December 31, 2018, which consisted of a net loss of $1.4 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, amortization related to intangible assets, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities, totaling approximately $0.4 million in the aggregate. Net loss was also offset by a net change of $0.3 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to an increase in our accounts payable, accrued expenses and prepaid expenses associated with fluctuations in our operating activities.

Net cash used in operating activities was $0.6 million for the three months ended December 31, 2017, which consisted of a net loss of $1.6 million partially offset by non-cash interest, amortization related to intangible assets, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities and note extinguishments, totaling approximately $0.9 million in the aggregate, and by an increase in accrued expenses of approximately $0.2 million.

Net cash used by investing activities

There was no cash used for investing activities during the three months ended December 31, 2018. Net cash used by investing activities was $0.1 million for the three months ended December 31, 2017 and consisted of the payment owed under the terms of the Mayo Development Agreement for the purchase of a patent license for research and development.

Net cash provided by financing activities

Net cash provided by financing activities was $1.0 million for the three months ended December 31, 2018, which consisted of net proceeds received upon the issuance of the Units in the 2019 and 2018 Private Placements, in the amount of approximately $0.8 million in the aggregate, and proceeds from unsecured loans and advances in the amount of $0.3 million during the three month period.

Net cash provided by financing activities was $0.6 million for the three months ended December 31, 2017, which consisted of $0.6 million in net proceeds received upon the issuance of the Series 3 Notes and Series 3 Warrants during the quarter.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

During the three months ended December 31, 2018, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018.

Recent Accounting Pronouncements

Refer to Note 3— “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended December 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2018, disclosure controls and procedures were not effective due to previously identified material weaknesses. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions due to an overall lack of segregation of duties resulting from the limited number of employees we have.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition. On January 7, 2019, the judge granted the motion for dismissal with respect to PMT’s claim for breach of the duty of good faith and fair dealing, and denied the motion for dismissal with respect to the other claims presented. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

We have no insurance coverage to protect against any losses we may experience due to this claim. Furthermore, Mr. Christianson is a key officer and the loss of his services would be detrimental to our operations and prospects.

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2018)

Exhibit 10.1	First Amendment to Convertible Promissory Notes, dated as of December 31, 2018 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 31, 2018)

Exhibit 10.2	Promissory Note between the Company and Lifestyle Healthcare LLC, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 18, 2018)

Exhibit 10.3	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 13, 2018)

Exhibit 10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 13, 2018)

Exhibit 10.5	Promissory Note between the Company and Lifestyle Healthcare LLC, dated November 14, 2018 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on November 20, 2018)

Exhibit 10.6	Promissory Note between the Company and Jainal Bhuiyan, dated November 14, 2018 (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on November 20, 2018)

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2019

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)