Form 10-KT/A
period 2018-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2019-03-18
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KT/A

(Amendment No. 1)

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

EXPLANATORY NOTE

NeuroOne Medical Technologies Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Transition Report on Form 10-KT for the period ended September 30, 2018, as filed on December 12, 2018 (the “Original Form 10-KT”), solely to file certifications as Exhibits 31.1 and 32.1, which were inadvertently omitted from the Original Form 10-KT and to update the exhibit index.

Except as described above, no other changes have been made to the Original Form 10-KT, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-KT. The original Form 10-KT continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-KT or modify or update in any way disclosures in the Original Form 10-KT.

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Transition Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.1 #	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.2 #	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 #	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4	Form of October 2016 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5	Form of November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.5 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6	Form of Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.6 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7	First Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.7 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8	Form of Second Amendment to Promissory Note issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.9	Form of Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.8 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.10	Form of First Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.9 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.11	Form of Second Amendment to Capital Stock Purchase Warrant issued pursuant to November 2016 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.4 on the Registrant’s Current Report on Form 8-K filed on November 27, 2017)

10.12	Stockholders Agreement by and among NeuroOne, Inc., and the stockholders party thereto dated as of October 20, 2016 (incorporated by reference to Exhibit 10.10 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

Exhibit No.	Document

10.13 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.14	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.15	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.16 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.17 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.18 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.19 +	Employment Agreement by and between NeuroOne LLC and Dave Rosa, dated as of October 5, 2016 (incorporated by reference to Exhibit 10.17 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.20 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.21 +	Offer Letter to Thomas Bachinski from NeuroOne, Inc. dated January 9, 2017 (incorporated by reference to Exhibit 10.19 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.22 +	Offer Letter to Wade Fredrickson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.20 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.23 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017)

10.24	Resignation Letter of Amer Samad (incorporated by reference to Exhibit 10.22 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.25 +	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.26	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.27	Form of August 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.28	Form of Promissory Note issued pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.29	First Amendment to Promissory Note by and between NeuroOne Medical Technologies Corporation and the Subscribers dated as of November 30 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 6, 2017)

10.30	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.31	Form of October 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.32	Form of Promissory Note issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.33	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.34	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.35	Form of Amended and Restated Promissory Note issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.36	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

Exhibit No.	Document

10.37	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.38	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.39	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.40	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to 10-K filed April 16, 2018)

10.41	Lock-up Agreement, effective as of March 1, 2018 by and between Wade Fredrickson and the Company (incorporated by reference to Exhibit 10.41 to 10-K filed April 16, 2018)

10.42	Promissory Note between the Company and Lifestyle Healthcare LLC, dated May 17, 2018 (incorporated by reference to Exhibit 10.1 to 8-K filed May 23, 2018)

10.43	Promissory Note between the Company and Jainal Bhuiyan, dated May 17, 2018 (incorporated by reference to Exhibit 10.2 to 8-K filed May 23, 2018)

10.44	Form of Series 1 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 6, 2018)

10.45	Form of Series 2 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 6, 2018)

10.46	Form of Warrant (incorporated by reference to Exhibit 4.1 to 8-K filed July 13, 2018)

10.47	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 13, 2018)

10.48	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 13, 2018)

10.49	Amendment to Lock-Up Agreement, dated July 17, 2018, between the Company and Wade Frederickson (incorporated by reference to 8-K filed July 23, 2018)

10.50	Description of compensatory arrangement with Thomas Bachinski (incorporated by reference to Exhibit 10.50 to Form S-1/A filed October 30, 2018)

10.51	Sublease Agreement between National American University and NeuroOne Medical Technologies Corporation, dated November 13, 2018. (incorporated by reference to Exhibit 10.51 on the Registrant’s Transition Report on Form 10-KT filed on December 12, 2018)

10.52	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Transition Report on Form 10-KT filed on December 12, 2018)

16.1	Letter from Pritchett, Siler & Hardy, P.C., dated July 11, 2017 (incorporated by reference to Exhibit 16.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed April 16, 2018)

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Supplemental Financial Information – Financial Statements for the Twelve Months Ended September 30, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	March 15, 2019
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	March 15, 2019
Paul Buckman

/s/ SURAJ KALIA	Member of the Board of Directors	March 15, 2019
Suraj Kalia

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	March 15, 2019
Jeffrey Mathiesen