Form 10-Q
period 2019-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2019-05-10
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2019

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of outstanding shares of the registrant’s common stock as of May 8, 2019 was 13,210,765.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$2,305,399	$13,260
Prepaid expenses	79,952	5,378
Total current assets	2,385,351	18,638
Intangible assets, net	189,459	200,081
Total assets	$2,574,810	$218,719

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$687,905	$221,235
Accrued expenses	1,213,274	1,591,022
Unsecured loans	229,000	283,000
Convertible promissory notes, net and accrued interest	—	1,393,804
Premium conversion derivatives	—	308,395
Total current liabilities	2,130,179	3,797,456
Warrant liability	—	817,155
Total liabilities	2,130,179	4,614,611

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2019 and September 30, 2018; no shares issued or outstanding as of March 31, 2019 and September 30, 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2019 and September 30, 2018; 12,944,514 and 9,656,505 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively.	12,945	9,657
Additional paid–in capital	14,454,110	6,052,161
Accumulated deficit	(14,022,424)	(10,457,710)
Total stockholders’ equity (deficit)	444,631	(4,395,892)
Total liabilities and stockholders’ equity (deficit)	$2,574,810	$218,719

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$1,084,789	$992,435	$1,951,468	$1,531,294
Research and development	436,311	105,045	645,479	339,970
Total operating expenses	1,521,100	1,097,480	2,596,947	1,871,264
Loss from operations	(1,521,100)	(1,097,480)	(2,596,947)	(1,871,264)
Interest expense	(20,534)	(193,034)	(284,557)	(531,147)
Net change in fair value for the warrant liability and premium conversion derivatives	(116,809)	119,960	(129,763)	(42,587)
Loss on notes extinguishment	(553,447)	(186,220)	(553,447)	(537,134)
Net loss	$(2,211,890)	$(1,356,774)	$(3,564,714)	$(2,982,132)

Net loss per share:
Basic and diluted	$(0.20)	$(0.17)	$(0.34)	$(0.38)
Number of shares used in per share calculations:
Basic and diluted	10,971,425	7,864,994	10,360,696	7,864,994

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2017	7,864,994	$7,865	$162,741	$(3,699,438)	$(3,528,832)
Issuance of additional warrants in connection with short-term notes modification	—	—	117,280	—	117,280
Stock value adjustment associated with intellectual license agreement	—	—	299	—	299
Net loss	—	—	—	(1,625,358)	(1,625,358)
Balance at December 31, 2017	7,864,994	7,865	280,320	(5,324,796)	(5,036,611)
Warrant value adjustment related to short-term note modification	—	—	(1,170)	—	(1,170)
Net loss	—	—	—	(1,356,774)	(1,356,774)
Balance at March 31, 2018	7,864,994	$7,865	$279,150	$(6,681,570)	$(6,394,555)

Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 and 2019 private placements	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 and 2019 private placements	—	—	223,351	—	223,351
Issuance costs related to 2018 and 2019 private placements	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	10,037	6,842,465	(11,810,534)	(4,958,032)
Issuance of common stock under 2019 private placement	1,743,979	1,744	3,164,640	—	3,166,384
Issuance of warrants under 2019 private placements	—	—	1,193,564	—	1,193,564
Issuance costs related to 2019 and 2018 private placements	—	—	(698,777)	—	(698,777)
Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Share–based compensation — employee	—	—	30,085	—	30,085
Share–based compensation — non–employee	—	—	16,569	—	16,569
Exercise of stock options	93,555	94	3,179	—	3,273
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(2,211,890)	(2,211,890)
Balance at March 31, 2019	12,944,514	$12,945	$14,454,110	$(14,022,424)	$444,631

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(3,564,714)	$(2,982,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,622	9,217
Stock-based services expense	189,197	254,437
Non-cash interest on convertible notes	51,333	93,623
Non-cash discount amortization on short-term notes and convertible notes	233,224	437,524
Revaluation of premium conversion derivatives	111,195	(104,143)
Revaluation of warrant liability	18,568	146,730
Loss on notes extinguishments	553,447	537,134
Change in assets and liabilities:
Prepaid expenses	(74,574)	—
Accounts payable and accrued expenses	(104,578)	417,937
Net cash used in operating activities	(2,576,280)	(1,189,673)
Investing activities
Purchase of intangible assets	(65,000)	(91,709)
Net cash used in investing activities	(65,000)	(91,709)
Financing activities
Proceeds from issuance of convertible promissory notes	—	564,565
Proceeds from issuance of warrants associated with convertible notes	—	575,435
Issuance costs related to convertible notes	—	(9,779)
Issuance costs related to warrants	—	(8,670)
Proceeds from issuance of common stock in connection with private placement	3,768,032	—
Proceeds from issuance of warrants in connection with private placement	1,416,915	—
Issuance costs in connection with private placement	(617,134)	—
Exercise of warrants	416,333	—
Exercise of stock-options	3,273	—
Proceeds from unsecured loans	245,000	115,000
Repayment of unsecured loans	(299,000)	—
Net cash provided by financing activities	4,933,419	1,236,551
Net increase (decrease) in cash	2,292,139	(44,831)
Cash at beginning of period	13,260	70,029
Cash at end of period	$2,305,399	$25,198
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$1,678,361	$—
Exercise of premium conversion derivative liability	$419,590	$—
Reclassification of warrant liability to equity	$835,723	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$219,825
Issuance of warrants in connection with convertible notes	$—	$117,280
Stock value adjustment associated with intellectual license agreement	$—	$299
Change in accounts payable and accrued expenses attributed to private placement and convertible note issuance costs	$230,959	$14,226
Purchased intangible assets in accrued expenses	$—	$30,000

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

To date, the Company has recorded no product sales and has a limited expense history. The Company is a development stage company and its activities to date have included raising capital to fund the development of its proprietary technology and seeking regulatory clearances required to initiate commercial activities.

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

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $14,022,424 as of March 31, 2019. The Company does not have adequate liquidity to fund its operations throughout fiscal 2019 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through March 31, 2019, the Company has completed a $528,000 unsecured loan financing, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,540,000 convertible promissory note financing of a planned $2 million subscription. All of the convertible notes were ultimately converted into common stock and warrants. In addition, the Company entered into two private placement transactions of its common stock and warrants beginning in July 2018 and December 2018, whereby $6.3 million in gross proceeds were raised out of a planned $11.8 million maximum offering under the subscription agreements for both private placements through March 31, 2019. See Note 13 – Subsequent Events for a description of financings that have closed after March 31, 2019. The Company does not have adequate liquidity to fund its operations throughout fiscal 2019 without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of March 31, 2019, the Company did have deposits in excess of federally insured amounts by $2,075,088.

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

The Company estimated its enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, the Company relied on forward revenue multiples from guideline public companies (“GPC”) for calendar year 2019 and 2020 and on the sales price of the Company’s common stock in recent private placement transactions (see Note 12 – Stockholders’ Equity (Deficit)). The resulting equity value from the GPC method portion was allocated to common stock using the option pricing method, and a discount for lack of marketability was applied. Based on the above methodology and weightings, the Company derived a valuation conclusion of $2.38 and $2.30 per common share as of March 31, 2019 and September 30, 2018, respectively.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2019 and September 30, 2018, the fair values of cash, other assets, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes of the Company, while outstanding, were based on both the estimated fair value of our common stock of $2.29 and $2.30 as of their conversion on February 28, 2019 and as of September 30, 2018, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2019 and 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

As of March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$—	$—	$—	$—
Premium conversion derivatives	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

	As of September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$817,155	$—	$—	$817,155
Premium conversion derivatives	308,395	—	—	308,395
Total liabilities at fair value	$1,125,550	$—	$—	$1,125,550

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the six month periods ended March 31, 2019 and 2018:

	2019	2018
Warrant liability
Balance as of beginning of period – October 1	$817,155	$774,172
Value assigned to warrants in connection with convertible promissory notes	—	713,157
Change in fair value of warrant liability	18,568	146,730
Reclassification to equity upon conversion of convertible promissory notes	(835,723)	—
Balance as of end of period – March 31	$—	$1,634,059

	2019	2018
Premium debt conversion derivatives
Balance as of beginning of period – October 1	$308,395	$441,823
Value assigned to the underlying derivatives in connection with convertible promissory notes	—	269,493
Change in fair value of premium debt conversion derivatives	111,195	(104,143)
Reclassification to equity upon conversion of convertible promissory notes	(419,590)	—
Balance as of end of period – March 31	$—	$607,173

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists entirely of licensed intellectual property for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through March 31, 2019, the Company has not impaired any long-lived assets.

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

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of the convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying condensed consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the condensed consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the three month periods ended March 31, 2019 and 2018 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six month periods ended March 31, 2019 and 2018.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six month periods ended March 31, 2019 and 2018:

	2019	2018
Warrants	6,448,613	189,750	(1)
Stock options	600,209	365,716

(1)	As of March 31, 2018, there were additional potential warrants to be included which would be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

 Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company plans to adopt the standard on October 1, 2019, and will apply the modified retrospective approach to each lease in existence at the adoption date to the extent a lease is subject to this guidance. As such, the Company would not restate comparative periods and would recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company also plans to elect the package of practical expedients provided under the standard. Based on the Company’s assessment to date, the new standard is not expected to have an impact on the Company's consolidated balance sheets, statements of operations or statements of cash flows. The finalization of our assessment may result in significant changes to our estimates.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should generally apply the requirements of Topic 718 to nonemployee awards except in circumstances where there is specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, but no earlier than an entity’s adoption date of ASC 606. The Company early adopted ASU 2018-07 effective October 1, 2018. The guidance did not have an impact to the Company’s financial statements.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 4 – Commitments and Contingencies

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business.  In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson.  PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts.  The letter demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, the Company was served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing.  Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft.  Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition.  PMT asked the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.

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

The outcome and potential loss related to this matter is unknown and as of March 31, 2019 and the date of these condensed consolidated financial statements the Company has not accrued a reserve for this matter.

Facility Lease

The Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven month term beginning on December 1, 2018. The monthly rent under the lease is $4,763. During the three and six months ended March 31, 2019, rent expense associated with the facility lease amounted to $14,289 and $19,052, respectively.

NOTE 5 – Intangibles

Intangible assets consisted of the following at March 31, 2019:

	Useful Life
Net Intangibles, September 30, 2018	12-13 Years	$200,081
Less: amortization		(10,622)
Net Intangibles, March 31, 2019		$189,459

Amortization expense was $5,311and $4,952 for the three months ended March 31, 2019 and 2018, respectively, and $10,622 and $9,217 for the six months ended March 31, 2019 and 2018, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
License fees	$—	$65,000
Legal services	456,777	833,470
Accrued issuance costs	277,338	204,000
Accrued payroll	321,361	276,639
Advances	2,977	—
Other	154,821	211,913
	$1,213,274	$1,591,022

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

The Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 in August 2017 which included free standing equity warrants. The Short-Term Notes were subsequently amended in November 2017 to extend the maturity date and increase the number of shares of Common Stock issuable upon exercise of the related warrants. The Short-Term Notes were also amended in March 2018 to become convertible, include new interest payment provisions and new conversion features and to provide for the issuance of a replacement warrant (the “Replacement Warrant”) and an additional warrant (the “Additional Warrant”) described more fully below. During the three and six months ended March 31, 2018, interest on the principal was $1,124.

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

Prior to the debt conversion agreements, the November 2017 amendment resulted in a substantial modification to the original Short-Term Notes whereby additional warrant coverage was added and the maturity date of the Short-Term Notes was extended. The Company recorded the November 2017 Short-Term Note amendment under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2018 was recorded in the amount of $144,577, which represented the difference between the face value of the Short-Term Notes over the combined carrying values of the Short-Term Notes and warrants on the date of the amendment. The fair value increase of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the amendment was $117,280 which was recorded as additional paid-in capital. During the three and six months ended March 31, 2018, interest related to amortization of discounts associated with the separation of the equity warrants and issuance costs amounted to zero and $21,627, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

The March 2018 amendment also resulted in a substantial modification to the Short-Term Notes whereby additional conversion features and warrant coverage were added. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on Short-Term Notes extinguishment in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2018 was recorded in the amount of $186,220, which represented the difference between the carrying value of the Short-Term Notes over the combined fair values of the Short-Term Notes, premium conversion derivative, Replacement Warrant and Additional Warrants on the date of the amendment. The fair value decrease of the Short-Term Notes (inclusive of principal and interest, non-bifurcated embedded conversion feature and the Additional Warrants) relative to its adjusted carrying value at the time of the amendment was $1,170 which was recorded as a reduction to additional paid-in capital on the accompanying condensed balance sheets.

The March 2018 amendment of the Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurred at a price under $2.25 per common share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 2018 amendment with a corresponding offset to extinguishment loss described above. Subsequent to the amendment, the embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the condensed consolidated statements of operations for an expense of $43 for the three and six months ended March 31, 2018.

In addition, the March 2018 amendment provided for the issuance of Replacement Warrants that were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance of the Replacement Warrants with an offset to extinguishment loss as described above. The fair value changes of the warrant liability associated with the Short-Term Notes are recorded at each reporting date in the condensed consolidated statements of operations which amounted to a benefit of $(2,370) for the three and six months ended March 31, 2018. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants as of March 31, 2018. Input assumptions used were as follows: a risk-free interest rate of 2.45%; expected volatility of 50%; expected life of 3.64 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

As noted above, the Short-Term Notes were converted into shares of common stock and were not outstanding during the three and six month period ended March 31, 2019.

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

In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. In the second quarter of 2019, $100,000 of principal was repaid to one of the promissory note holders.

On May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free and require that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans include customary events of default provisions. In the second quarter of 2019, $84,000 of principal was repaid to one of the promissory note holders.

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and the Company repaid the principal in full in the second quarter of 2019 as required on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan included customary events of default provisions.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of March 31, 2019	As of September 30, 2018
2017 convertible promissory notes, net of discounts	$—	$1,306,776
Accrued interest	—	87,028
	$—	$1,393,804

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

The November 2017 amendment to the notes resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended and the terms associated with the Warrants were revised. The Company recorded the Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt with a gain on convertible note extinguishments in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2018.

During the three and six months ended March 31, 2018, interest on the principal was $32,502 and $65,005, respectively, and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $34,585 and $296,333, respectively. The fair value changes related to the underlying premium conversion derivative amounted to an expense of $2,666 and a benefit of ($105,976) during the three and six month periods ended March 31, 2018, respectively. The fair value changes relating to the warrant liability amounted to a benefit of ($130,976) and an expense of $141,083 during the three and six month periods ended March 31, 2018, respectively.

As noted above, the Convertible Notes were converted into shares of common stock and were not outstanding during the three and six month periods ended March 31, 2019.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “New Warrants”). During the three and six months ended March 31, 2019, interest on the principal was $20,534 and $51,333, respectively, and $20,489 and $27,494 during the three and six months ended March 31, 2018, respectively.

The Company initially entered into a subscription agreement with certain accredited investors and closed the initial private placement of the 2017 Convertible Notes in October 2017. In December 2017, the Company and holders of a majority in aggregate principal amount of the 2017 Convertible Notes entered into an amended and restated subscription agreement to amend the terms of the 2017 Convertible Notes and New Warrants. On December 31, 2018, the 2017 Convertible Notes were amended again to extend the maturity date from December 31, 2018 to June 30, 2019. The amendment was accounted for as a troubled debt restructuring given the Company’s financial condition and given the concession granted by the lenders with regards to pushing out the maturity date to June 30, 2019 with no corresponding compensation paid for the extension. The future undiscounted cash flows of the 2017 Convertible Notes as amended exceeded their carrying value as of December 31, 2018. As such, no gain was recognized on December 31, 2018 and no adjustments were made to the 2017 Convertible Note carrying value.

The 2017 Convertible Notes required the Company to repay the principal and accrued and unpaid interest thereon on June 30, 2019 (the “2017 Convertible Notes Maturity Date”). If the Company consummated an equity round of financing resulting in more than $3 million in gross proceeds before June 30, 2019 (the “2017 Convertible Notes Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes would have automatically converted into the securities issued by the Company in the 2017 Convertible Notes Qualified Financing equal to the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The New Warrants also become exercisable upon a 2017 Convertible Notes Qualified Financing for an amount of shares equal to the number of shares received by the holder in the 2017 Convertible Notes Qualified Financing at the same price per share of the securities issued in the 2017 Convertible Notes Qualified Financing.

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

 Lastly, if a change of control transaction occurred prior to the earlier of a 2017 Convertible Notes Qualified Financing or the 2017 Convertible Notes Maturity Date, the 2017 Convertible Notes would have, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets. The New Warrants would have also become exercisable upon a change of control transaction for an amount of shares equal to the number of shares received by the holder upon conversion in connection with such transaction at the same price per share that the 2017 Convertible Notes converted in the change of control transaction.

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described above. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $294,615 higher than the carrying value of the Convertible Notes net of unamortized debt discount on the date of the modification. The $294,615 difference as well as legal costs associated with the amendment in the amount of $8,945 were recorded as a loss on convertible notes extinguishment totaling $303,560 in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2018. After the modification, there remained a debt discount of $27,371 of which zero and $6,575 was amortized during the three and six months ended March 31, 2019, respectively, and $6,432 and $7,718 during the three and six months ended March 31, 2018, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2017 Convertible Notes contained a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $91,298 and $219,823 for the convertible debt issued during the three and six months ended March 31, 2018, respectively; there were no issuances of 2017 Convertible Notes during the three and six months ended March 31, 2019. The discount was being amortized to interest expense over the term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximates the effective interest method. The amortization expense was zero and $62,158 for the three and six months ended March 31, 2019, respectively, and $27,021 and $30,836 for the three and six months ended March 31, 2018, respectively. The embedded derivative is accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $104,930 and $111,195 for the three and six months ended March 31, 2019, respectively, and $1,323 and $1,790 for the three and six months ended March 31, 2018, respectively.

The New Warrants were deemed to be free-standing instruments and were accounted initially as a liability given the variable number of shares issuable in connection with a change of control conversion event and ultimately as equity upon conversion of the 2017 Convertible Notes on February 28, 2019 discussed further below. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants up to the conversion date of the 2017 Convertible Notes. Input assumptions used were as follows: risk-free interest rate of 2.52% and 2.94% as of February 28, 2019 and September 30, 2018, respectively; expected volatility of 50% as of February 28, 2019 and September 30, 2018; expected life of 5.0 and 5.21 years as of February 28, 2019 and September 30, 2018, respectively; and expected dividend yield of 0% as of February 28, 2019 and September 30, 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering the traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies. The 2017 Convertible Note proceeds assigned to the New Warrants were $238,864 and $575,435 during the three and six month period ended March 31, 2018, respectively, and recorded as a warrant liability. There were no proceeds assigned to warrants in connection with issuances of 2017 Convertible Notes during the three and six month period ended March 31, 2019. The discount was amortized to interest expense over the term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximated the effective interest method. The amortization expense was zero and $163,060 for the three and six month periods ended March 31, 2019, respectively, and $70,505 and $80,477 for the three and six month periods ended March 31, 2018, respectively. The Company also recorded the fair value changes of the warrant liability associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of $11,879 and $18,568 for the three and six months ended March 31, 2019, respectively, and amounted to an expense of $9,354 and $8,017 for the three and six months ended March 31, 2018, respectively.

In connection with the 2017 Convertible Notes, the Company incurred original issuance costs in the amount of $8,133 which consisted of legal costs and were recorded as issuance cost discounts to the 2017 Convertible Notes, of which zero and $1,431 was amortized to interest expense during the three and six months ended March 31, 2019, respectively, and $376 and $533 was amortized to interest expense during the three and six months ended March 31, 2018, respectively.

On February 28, 2019 following the 2017 Convertible Notes Qualified Financing, the outstanding principal and interest on the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishments in the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2019. In addition, the previously issued New Warrants became immediately exercisable for 839,179 shares of common stock.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 9 – Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan (the “401K Plan”) on January 1, 2017, which was amended and restated on March 1, 2018 (the “Restatement”), for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company began matching in the fourth quarter of 2017 on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions up through the Restatement. The Company’s matching contributions to employee deferrals became discretionary after the Restatement. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through March 31, 2019.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the three and six month periods ended March 31, 2019 was zero and a benefit reduction of $(4,359), respectively. The amount of matching contributions made during the three and six month periods ended March 31, 2018 was zero and $27,000, respectively.

NOTE 10 – Stock-Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
General and administrative	$26,105	$252,000	$141,105	$252,000
Research and development	44,112	2,437	48,092	2,437
Total share-based compensation	$70,217	$254,437	$189,197	$254,437

Stock Options

During the three and six month period ended March 31, 2019, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 150,548 and 325,548 stock options to its employees, consultants and scientific advisory board members where vesting commences upon grant ranging over a 36 to 48 month period based on a time of service vesting condition. The grant date fair value of grants was $1.11 and $1.12 per share during the three and six month periods ending March 31, 2019, respectively. There were no stock options granted during the three and six month periods ending March 31, 2018.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six month periods ended March 31, 2019:

	Three Months	Six Months
	Ended	Ended

Expected stock price volatility	50.7%	50.2%
Expected life of options (years)	6.0	5.9
Expected dividend yield	0%	0%
Risk free interest rate	2.6%	2.7%

See other stock-based awards section below for stock-based award grants committed, but not formally issued as of March 31, 2019.

During the three and six months ended March 31, 2019, 39,675 stock options vested and during the three and six months ended March 31, 2018, no stock options vested. During the three and six months ended March 31, 2019 and 2018, 93,555 and zero stock options were exercised, respectively. No stock options were forfeited during the three and six months ended March 31, 2019 and 2018.

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding Awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2019, 498,848 shares were added to 2017 Plan as a result of the evergreen provision.

As of March 31, 2019, 1,881,896 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $319,234 as of March 31, 2019. The unrecognized share-based expense is expected to be recognized over a weighted average period of 3.2 years.

Other Stock-Based Awards

250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 and 100,000 shares of common stock were awarded during the six month periods ended March 31, 2019 and 2018, respectively, subject to time-based vesting conditions. The compensation expense related to the vested common shares was included in the total stock-based services expense referenced above which totaled $115,000 and $252,000 for the six month periods ended March 31, 2019 and 2018, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.30 and $2.52 per share during the six month periods ending March 31, 2019 and 2018, respectively. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued from the Company’s authorized but unissued shares, but were not eligible to be issued under the 2016 Plan or 2017 Plan reserves.

As of March 31, 2019, the Company had formal obligations to issue future common stock options relating to several consulting agreements. The estimated liability associated with the vested portions of these awards was recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2019. The corresponding stock-based services expense related to the stock-based award liabilities amounted to $23,563 and $27,543 during the three and six month periods ended March 31, 2019, respectively, and was included in research and development expense in the accompanying condensed consolidated statements of operations. The corresponding stock-based services expense relating to the stock-based award liabilities amounted to $2,437 during the three and six month periods ended March 31, 2018 and was included in research and development expense in the accompanying condensed consolidated statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

The number of option shares and pricing under the consulting agreement will not be set until the occurrence of the award date which is defined as the earlier to occur of a public offering, qualified financing, or June 30, 2019. The number of option shares under the agreement is based on a $3,000 monthly compensation amount divided by the fair value of the underlying common stock on the award date. The exercise price will also be set at the fair value of the underlying common stock on the award date. The liability associated with the unissued options was based on an option share equivalent estimate that reflects the portion of the award where performance vesting conditions have been met as of March 31, 2019 and was based on the fair value of the Company’s common stock on March 31, 2019 as the award date has not occurred. The common stock fair value on March 31, 2019 was $2.38 per share and was determined based on a non-marketable basis and was according to the market approach, considering the traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies. The total accrued liability for this award at March 31, 2019 was $38,696.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock- option liability outstanding as of March 31, 2019:

2018

Expected stock price volatility	50.7%
Expected life of options (years)	5
Expected dividend yield	0%
Risk free interest rate	2.2%

Upon the issuance of all of the unissued options associated with the stock-based award liabilities, the estimated number of shares available for future issuance as of March 31, 2019 would be reduced from 1,881,896 shares to 1,846,602 shares as a result of the potential stock option issuance under the second consulting agreement.

NOTE 11 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2019 and 2018 was zero percent. As a result of the analysis of all available evidence as of March 31, 2019 and September 30, 2018, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2019 and 2018. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Equity (Deficit)

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018. As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (zero and 170,000 Units were sold during the three and six months ended March 31, 2019, respectively).

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed consolidated balance sheets based on their relative fair value to the underlying common shares issued. The relative fair value of the 2018 Warrants issued during the six month period ended March 31, 2019 was $115,674 and was based on the Black-Scholes pricing model. Input assumptions used were as follows on a weighted average basis: a risk-free interest rate of 2.9%; expected volatility of 49.8%; expected life of 4.6 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

In February 2019, the Company amended its engagement letter with one of its placement agents in the 2018 Private Placement, HRA Capital (“HRA”), acting through its affiliate, Corinthian Partners, LLC, each of which are affiliates of one of the Company’s greater than 5% stockholders. Pursuant to the original agreement (prior to the amendment), the Company agreed to pay HRA 10% of the gross proceeds (the “HRA Fee”) received by the Company in subsequent private placement transactions from investors with whom HRA or Corinthian Partners, LLC had material contact with for purposes of the engagement letter (the “Prospects”), provided such compensation would only be paid in connection with private placement transactions that closed within 12 months of the expiration of the engagement letter (the “Tail Period”). The Company agreed to issue to HRA warrants to purchase shares of Common Stock (or common stock equivalents) in an amount equal to 10% of the shares purchased by Prospects during the Tail Period (“HRA Warrants”).

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

In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of a credit of $(24,029) during the three months ended March 31, 2019 stemming largely from the February 2019 HRA commission structure change, and an expense of $35,665 during the six month period ended March 31, 2019. The issuance costs included commissions to the brokers equal to 8% of the gross proceeds from the sale of the Units that qualify for the commission which amounted to $17,240. In addition to the brokers’ commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the brokers to purchase an amount of common stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.00 per share upon the close of the 2018 Private Placement. A commission liability increase in the amount of $11,085 was recorded during the six month period ended March 31, 2019 related to the 40,416 broker warrants issuable upon the close of the 2018 Private Placement. Lastly, third party legal costs in the amount $7,340 comprised the balance of the issuance costs incurred during the six months ended March 31, 2019.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

2019 Private Placement

On December 12, 2018, the Board of Directors of the Company terminated the 2018 Private Placement. From December 28, 2018 through March 31, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) 1 share of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The initial closing of the 2019 Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 1,903,979 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $4,759,948 before deducting offering expenses from December 28, 2018 through March 31, 2019 (1,743,979 and 1,903,979 Units were sold during the three and six months ended March 31, 2019, respectively).

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

The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Private Placement. Prior to expiration, subject to the terms and conditions set forth in the 2019 Warrants, the holders may exercise the 2019 Warrants for shares of common stock by providing notice to the Company and paying the $3.00 per share exercise price for each share so exercised. The relative fair value of the 2019 Warrants issued during the three and six month period ended March 31, 2019 was $1,193,564 and $1,301,241, respectively, and was based on the Black-Scholes pricing model. Input assumptions used were on a weighted average basis as follows: a risk-free interest rate of 2.5%; expected volatility of 50.6%; expected life of 4.8 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies.

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Units sold by Paulson. In addition to the brokers’ commission, the Company will issue 5-year warrants to Paulson to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold in the 2019 Private Placement at an exercise price of $2.75 per share. HRA will receive a cash commission equal to 8% of the gross proceeds from the sale of the 2019 Units sold by HRA. In addition to the brokers’ commission, the Company will issue 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the total amount of Shares sold by HRA in the 2019 Private Placement at an exercise price of $3.00 per share.

The issuance costs incurred during the three and six month period ending March 31, 2019 under the 2019 Private Placement were $722,806 and $812,428, respectively. Issuance costs incurred through March 31, 2019 included cash commissions equal to $561,294 and third party legal costs in the amount of $71,491. In addition, issuance costs included the estimated value of the 5-year warrants in the amount of $179,643 to be issued to the brokers to purchase an amount of common stock equal to 180,658 shares.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrant Activity and Summary

The following table summarizes warrant activity during the six month period ended March 31, 2019:

		Exercise Price	Weighted Average
	Warrants	Per Warrant	Exercise Price
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98
Issued	3,752,337	$2.50-3.00	$2.89
Exercised	(231,296)	$1.80	$1.80
Forfeited	—	$—	$—
Outstanding and exercisable at March 31, 2019	6,448,613	$1.80 - $3.00	$2.52

As of March 31, 2019, 221,074 warrants were committed to be issued in connection with 2018 Private Placement and 2019 Private Placement at an exercise price ranging from $2.75 to $3.00 per share.

NOTE 13 – Subsequent Events

2019 Private Placement – Subsequent Issuances

The Company issued 2019 Units for aggregate gross proceeds of $453,000 from April 5, 2019 through May 3, 2019.  See Note 12 – Stockholders Equity (Deficit) for more information on the 2019 Units.

Unsecured Loans

In April 2019 and May 2019, the Company paid $79,000 and $75,000, respectively, to the holder of its remaining promissory notes. In May 2019, the Company entered into a letter agreement acknowledging that all of the unsecured loans from such holder were repaid in full, except for $75,000 that remains outstanding under the December 2018 promissory note. The Letter Agreement also modified the maturity date of the December promissory note to June 30, 2019. See “Note 7 – Short-Term Promissory Notes and Unsecured Loan –Unsecured Loans” for a description of the unsecured loans.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Transition Report on Form 10-KT, as amended, for the nine month transition period ended September 30, 2018.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Transition Report on Form 10-KT, as amended, for the nine month transition period ended September 30, 2018 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We have incurred losses since inception. As of March 31, 2019, we had an accumulated deficit of $14.0 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

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

At March 31, 2019, we had $2.3 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses in fiscal 2019. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives include the change in the fair value of warrant liability and the premium conversion derivatives during the particular period while the warrant liability and the premium conversion derivatives are outstanding.

Loss on note extinguishments, net

Loss on note extinguishments, net includes the gain or loss associated with debt instrument modifications and conversions accounted for as debt extinguishments.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the results of operations for the three-months ended March 31, 2019 and 2018, respectively.

	For the three months ended March 31, (unaudited)
	2019	2018	Period to Period Change
Operating expenses:
General and administrative	$1,084,789	$992,435	$92,354
Research and development	436,311	105,045	331,266
Total operating expenses	1,521,100	1,097,480	423,620
Loss from operations	(1,521,100)	(1,097,480)	(423,620)
Interest expense	(20,534)	(193,034)	172,500
Net change in fair value for the warrant liability and premium conversion derivatives	(116,809)	119,960	(236,769)
Loss on note extinguishments	(553,447)	(186,220)	(367,227)
Net loss	$(2,211,890)	$(1,356,774)	$(855,116)

General and administrative expenses

General and administrative expenses were $1.1 million for the three months ended March 31, 2019, compared to $1.0 million for the three months ended March 31, 2018. The increase was primarily due to payroll costs associated with new employee hires related to the business development function and due to an increase in legal costs, accounting expenses and board of director fees primarily related to increased public company related costs, offset in part by a decrease in stock-based compensation in the current quarter when compared to the prior year period.

Research and development expenses

Research and development expenses were $0.4 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. The increase in the current quarter over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies.

Interest expense

Interest expense was $21,000 for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018. The decrease was primarily due to less non-cash interest expense related to the Series 3 Notes in comparison to interest expense of $54,000 and amortization of debt issuance costs of $0.1 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the three months ended March 31, 2018.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the three months ended March 31, 2019 and 2018 was an expense of $0.1 million and a benefit of $(0.1) million, respectively. The change is due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the relevant period.

Loss on note extinguishments

Non-cash loss on note extinguishments for the three months ended March 31, 2019 was $0.6 million compared to $0.2 million for three months ended March 31, 2018, resulting in an increase of $0.4 million period over period stemming from modifications to and conversions of the notes.

During the three months ended March 31, 2019, the Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. During the three months ended March 31, 2018, the Series 2 Notes were amended in March 2018. The amendment for the Series 2 Notes resulted in additional warrant coverage and new embedded conversion features. As a result of the modifications made to the Series 2 Notes, we accounted for the amendments as a note extinguishment.

Comparison of the Six Months Ended March 31, 2019 and 2018

	For the six months ended March 31, (unaudited)
	2019	2018	Period to Period Change
Operating expenses:
General and administrative	$1,951,468	$1,531,294	$420,174
Research and development	645,479	339,970	305,509
Total operating expenses	2,596,947	1,871,264	725,683
Loss from operations	(2,596,947)	(1,871,264)	(725,683)
Interest expense	(284,557)	(531,147)	246,590
Net change in fair value for the warrant liability and premium conversion derivatives	(129,763)	(42,587)	(87,176)
Loss on note extinguishments, net	(553,447)	(537,134)	(16,313)
Net loss	$(3,564,714)	$(2,982,132)	$(582,582)

General and administrative expenses

General and administrative expenses were $2.0 million for the six months ended March 31, 2019, compared to $1.5 million for the six months ended March 31, 2018. The increase was primarily due to payroll costs associated with new employee hires related to the business development function and due to an increase in legal costs, accounting expenses and board of director fees primarily related to increased public company related costs. These expense increases were offset in part by a decrease in stock-based compensation during the current six month period ended March 31, 2019 when compared to the prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses were $0.6 million for the six months ended March 31, 2019, compared to $0.3 million for the six months ended March 31, 2018. The increase during the six month period ended March 31, 2019 over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies.

  Interest expense

Interest expense was $0.3 million for the six months ended March 31, 2019 compared to $0.5 million for the six months ended March 31, 2018. The decrease was primarily due to less non-cash interest expense of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes in comparison to interest expense of $0.1 million and amortization of debt issuance costs of $0.4 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the three months ended March 31, 2018.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the six months ended March 31, 2019 and 2018 was $0.1 million and $43,000, respectively. The change is due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the relevant period.

Loss on note extinguishments, net

Non-cash loss on note extinguishments, net for the six months ended March 31, 2019 was $0.6 million as compared to $0.5 million during the six month period ended March 31, 2018, resulting in a slight increase period over period stemming from modifications to and conversions of the notes.

During the six month period ended March 31, 2019, the Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. During the six month period ended March 31, 2018, the Series 1 Notes and Series 2 Notes were amended in November 2017 and the Series 3 Notes were amended in December 2017. The amendment for the Series 1 Notes extended the maturity date by approximately eight months and revised certain warrant and other provisions. The amendment for the Series 2 Notes added additional warrant coverage and extended the maturity date by approximately five months. The amendment for the Series 3 Notes accelerated the maturity date from October 2022 to December 2018 and revised certain formulaic provisions contained in the underlying embedded conversion features. Lastly, the Series 2 Notes were amended again in March 2018 whereby new warrants and embedded conversion features were added. As a result of the modifications made to the Series 1 Notes, Series 2 Notes and Series 3 Notes as discussed in this paragraph, the amendments were accounted for as note extinguishments.

Liquidity and Capital Resources

Historical Capital Resources

As of March 31, 2019, our principal source of liquidity consisted of cash deposits of $2.3 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

NeuroOne Medical Technologies Corporation

Form 10-Q

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below. See “—Funding Requirements and Outlook” below.

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

From December 28, 2018 through March 31, 2019, the Company issued and sold an aggregate of 1,903,979 Units to the New Purchasers, for total gross proceeds to the Company of approximately $4.8 million before deducting offering expenses. In connection with the 2019 Private Placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds to the Company of up to $10,000,000. The Maximum Offering may be increased by the Company in its sole discretion, without notice. If the Company issues the Maximum Offering amount, 4,000,000 shares of Common Stock would be issuable upon exercise of the 2019 Warrants. Under the 2019 Purchase Agreement, the Company has agreed to use the net proceeds from the 2019 Private Placement to pay the outstanding principal and accrued interest on its convertible promissory notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the New Purchasers indemnification rights with respect to its representations, warranties and agreements under the 2019 Purchase Agreement.

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

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of Units sold by Paulson. In addition to the brokers’ commission, the Company will issue 5-year warrants to Paulson to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold by Paulson in the 2019 Private Placement at an exercise price of $2.75 per share. Also in connection with 2019 Private Placement, HRA Capital, an affiliate of one of our greater than 5% beneficial owners of our Common Stock, will receive a cash commission equal to 8% of the gross proceeds from the sale of Units sold by HRA. In addition, the Company will issue 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the Shares sold by HRA at an exercise price of $3.00 per share.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers Units, each consisting of (i) one Share, and (ii) a warrant to purchase one share of Common Stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018 (the “First Closing”), and through the termination of the 2018 Private Placement, we issued and sold an aggregate of 615,200 Units to the Purchasers, for total gross proceeds to us of $1.5 million before deducting offering expenses.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

In connection with the 2018 Private Placement, the brokers received a cash commission equal to 8% of the eligible gross proceeds from the sale of the Units. In addition to the brokers’ commission, we will issue 5-year warrants to the brokers to purchase an amount of Common Stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.00 per share.

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017 and December 2018, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants (the “Series 3 Amendments”). The Series 3 Notes, as amended, required us to repay the principal and accrued and unpaid interest thereon at June 30, 2019.

On February 28, 2019, the outstanding principal and interest on the Series 3 Notes converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price of $3.00 per share in connection with the 2019 Private Placement. An equity round of financing resulting in more than $3 million in gross proceeds (a “Series 3 Qualified Financing”) triggered the conversion of the outstanding principal and accrued and unpaid interest on the Series 3 Notes into the securities issued by the Company in the Series 3 Qualified Financing equal to the outstanding principal and accrued interest on the Series 3 Notes divided by 80% of the price per share of the securities issued by us in the Series 3 Qualified Financing.

Each Series 3 Warrant grants the holder the option to purchase shares of our capital stock equal to the number of shares of capital stock of the Company received by the holder upon conversion of the Series 3 Notes at a per share exercise price equal to $2.50. The Series 3 Warrants are exercisable commencing on February 28, 2019 and have a five year term. The exercise price and number of the shares issuable upon exercising the Series 3 Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan is interest free while outstanding and requires that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free while outstanding and require that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. In the second quarter of 2019, $100,000 of principal was repaid to one of the promissory note holders.

On May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans are interest free while outstanding and require that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans include customary events of default provisions. In the second quarter of 2019, $84,000 of principal was repaid to one of the promissory note holders.

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and the Company repaid the principal in full in the second quarter of 2019 as required on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan included customary events of default provisions.

In April 2019 and May 2019, the Company paid $79,000 and $75,000, respectively, to the holder of its remaining promissory notes. In May 2019, the Company entered into a letter agreement acknowledging that all of the unsecured loans from such holder were repaid in full, except for $75,000 that remains outstanding under the December 2018 promissory note. The Letter Agreement also modified the maturity date of the December promissory note to June 30, 2019. See “Note 7 – Short-Term Promissory Notes and Unsecured Loan –Unsecured Loans” for a description of the unsecured loans.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the nine month transition period ended September 30, 2018 and for the year ended December 31, 2017, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2019	2018

Net cash used in operating activities	$(2,576,280)	$(1,189,673)
Net cash used by investing activities	(65,000)	(91,709)
Net cash provided by financing activities	4,933,419	1,236,551
Net increase (decrease) in cash	$2,292,139	$(44,831)

Net cash used in operating activities

Net cash used in operating activities was $2.6 million for the six months ended March 31, 2019, which consisted of a net loss of $3.6 million partially offset by non-cash interest, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities, non-cash note extinguishment, amortization related to intangible assets and stock-based compensation, totaling approximately $1.2 million in the aggregate. Net loss was also adjusted by a net change of $0.2 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a net decrease in accounts payable and accrued expenses, offset in part by an increase in our prepaid expenses, associated with fluctuations in our operating activities.

  Net cash used in operating activities was $1.2 million for the six months ended March 31, 2018, which consisted of a net loss of $3.0 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, note discount amortization, revaluation of premium debt conversion derivative and warrant liabilities and short-term notes extinguishment, totaling $1.4 million in the aggregate, and an increase in accrued expenses of $0.4 million.

Net cash used by investing activities

Net cash used by investing activities was $0.1 million for the six months ended March 31, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development.

Net cash used by investing activities was $0.1 million for the six months ended March 31, 2018 and consisted of the payment owed under the terms of the Mayo Development Agreement for the purchase of a patent license for research and development.

Net cash provided by financing activities

Net cash provided by financing activities was $4.9 million for the six months ended March 31, 2019 which consisted primarily of net proceeds received upon the issuance of the Units in the 2019 and 2018 Private Placements in the amount of approximately $4.6 million. Additionally, cash provided by financing activities also included proceeds from stock option and warrant exercises in the aggregate of $0.4 million, offset in part by net repayments over proceeds relating to our unsecured loans in the amount of $54,000 during the six month period.

Net cash provided by financing activities was $1.2 million for the six months ended March 31, 2018 which largely consisted of $1.1 million in net proceeds received upon the issuance of the Series 3 Notes and Series 3 Warrants during the quarter and $0.1 million in net proceeds received upon the issuance of unsecured non-interest bearing notes.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

During the three and six months ended March 31, 2019, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the nine month transition period ended September 30, 2018.

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

Item 4. Controls and Procedures

During the three months ended March 31, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2019. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of March 31, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2019, disclosure controls and procedures were not effective due to previously identified material weaknesses. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions due to an overall lack of segregation of duties resulting from the limited number of employees we have.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the quarter ended March 31, 2019, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 4 – Commitments and Contingencies to our condensed consolidated financial statements and refer to the Company’s Transition Report on Form 10-KT.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2019)
Exhibit 4.2	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2019)
Exhibit 10.1

Offer Letter between Scott Heuler and NeuroOne Medical Technologies Corporation, effective January 1, 2019 (incorporated by reference to Exhibit 10.60 on the Registrant’s Registration Statement on Form S-1 filed February 11, 2019)

Exhibit 10.2	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019
Exhibit 10.3	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)
Exhibit 10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)
Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2019

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)