Form 10-Q
period 2019-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2019-08-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2019

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

The number of outstanding shares of the registrant’s common stock as of August 9, 2019 was 13,490,204.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$1,246,806	$13,260
Prepaid expenses	51,880	5,378
Total current assets	1,298,686	18,638
Intangible assets, net	184,148	200,081
Property and equipment, net	53,258	—
Total assets	$1,536,092	$218,719

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$868,485	$221,235
Accrued expenses	941,004	1,591,022
Unsecured loans	—	283,000
Convertible promissory notes, net and accrued interest	—	1,393,804
Premium conversion derivatives	—	308,395
Total current liabilities	1,809,489	3,797,456
Warrant liability	—	817,155
Total liabilities	1,809,489	4,614,611

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2019 and September 30, 2018; no shares issued or outstanding as of June 30, 2019 and September 30, 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2019 and September 30, 2018; 13,417,765 and 9,656,505 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively.	13,418	9,657
Additional paid–in capital	15,598,556	6,052,161
Accumulated deficit	(15,885,371)	(10,457,710)
Total stockholders’ deficit	(273,397)	(4,395,892)
Total liabilities and stockholders’ deficit	$1,536,092	$218,719

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$1,440,166	$946,685	$3,391,634	$2,477,979
Research and development	422,781	225,529	1,068,260	565,499
Total operating expenses	1,862,947	1,172,214	4,459,894	3,043,478
Loss from operations	(1,862,947)	(1,172,214)	(4,459,894)	(3,043,478)
Interest expense	—	(304,403)	(284,557)	(835,550)
Net change in fair value for the warrant liability and premium conversion derivatives	—	215,631	(129,763)	173,044
Loss on notes extinguishment	—	—	(553,447)	(537,134)
Net loss	$(1,862,947)	$(1,260,986)	$(5,427,661)	$(4,243,118)

Net loss per share:
Basic and diluted	$(0.14)	$(0.16)	$(0.48)	$(0.54)
Number of shares used in per share calculations:
Basic and diluted	13,203,227	7,967,741	11,308,206	7,899,243

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid–In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2017	7,864,994	$7,865	$162,741	$(3,699,438)	$(3,528,832)
Issuance of additional warrants in connection with short-term notes modification	—	—	117,280	—	117,280
Stock value adjustment associated with intellectual license agreement	—	—	299	—	299
Net loss	—	—	—	(1,625,358)	(1,625,358)
Balance at December 31, 2017	7,864,994	7,865	280,320	(5,324,796)	(5,036,611)
Warrant value adjustment related to short-term note modification	—	—	(1,170)	—	(1,170)
Net loss	—	—	—	(1,356,774)	(1,356,774)
Balance at March 31, 2018	7,864,994	7,865	279,150	(6,681,570)	(6,394,555)
Issuance of stock awards	150,000	150	366,850	—	367,000
Net loss	—	—	—	(1,260,986)	(1,260,986)
Balance at June 30, 2018	8,014,994	$8,015	$646,000	$(7,942,556)	$(7,288,541)

Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 and 2019 private placements	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 and 2019 private placements	—	—	223,351	—	223,351
Issuance costs related to 2018 and 2019 private placements	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	10,037	6,842,465	(11,810,534)	(4,958,032)
Issuance of common stock under 2019 private placement	1,743,979	1,744	3,164,640	—	3,166,384
Issuance of warrants under 2019 private placement	—	—	1,193,564	—	1,193,564
Issuance costs related to 2019 and 2018 private placements	—	—	(698,777)	—	(698,777)
Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Share–based compensation — employee	—	—	30,085	—	30,085
Share–based compensation — non–employee	—	—	16,569	—	16,569
Exercise of stock options	93,555	94	3,179	—	3,273
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(2,211,890)	(2,211,890)
Balance at March 31, 2019	12,944,514	12,945	14,454,110	(14,022,424)	444,631
Issuance of common stock under 2019 private placement	388,200	388	708,162	—	708,550
Issuance of warrants under 2019 private placements	—	—	261,950	—	261,950
Issuance costs related to 2019 and 2018 private placements	—	—	(99,342)	—	(99,342)
Granting of options previously recorded as a liability	—	—	38,696	—	38,696
Share–based compensation — employee	—	—	169,658	—	169,658
Share–based compensation — non–employee	—	—	62,430	—	62,430
Exercise of stock options	85,051	85	2,892	—	2,977
Net loss	—	—	—	(1,862,947)	(1,862,947)
Balance at June 30, 2019	13,417,765	$13,418	$15,598,556	$(15,885,371)	$(273,397)

See accompanying notes to condensed consolidated financial statements

NeuroOne Medical Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine months Ended June 30,
	2019	2018
Operating activities
Net loss	$(5,427,661)	$(4,243,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	16,627	14,168
Stock-based compensation	421,285	373,947
Non-cash interest on convertible notes	51,333	159,918
Non-cash discount amortization on short-term notes and convertible notes	233,224	675,632
Revaluation of premium conversion derivatives	111,195	(459,791)
Revaluation of warrant liability	18,568	286,747
Loss on notes extinguishments	553,447	537,134
Change in assets and liabilities:
Prepaid expenses	(46,502)	6,527
Accounts payable and accrued expenses	(184,555)	755,573
Net cash used in operating activities	(4,253,039)	(1,893,263)
Investing activities
Purchase of intangible assets	(65,000)	(146,709)
Purchase of property and equipment	(53,952)	—
Net cash used in investing activities	(118,952)	(146,709)
Financing activities
Proceeds from issuance of convertible promissory notes	—	761,278
Proceeds from issuance of warrants associated with convertible notes	—	778,722
Issuance costs related to convertible notes	—	(9,779)
Issuance costs related to warrants	—	(8,670)
Proceeds from issuance of common stock in connection with private placement	4,476,583	—
Proceeds from issuance of warrants in connection with private placement	1,678,865	—
Issuance costs in connection with private placement	(689,494)	—
Exercise of warrants	416,333	—
Exercise of stock-options	6,250	—
Proceeds from unsecured loans	245,000	283,000
Advances	—	188,000
Repayment of unsecured loans	(528,000)	—
Net cash provided by financing activities	5,605,537	1,992,551
Net increase (decrease) in cash	1,233,546	(47,421)
Cash at beginning of period	13,260	70,029
Cash at end of period	$1,246,806	$22,608
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$1,678,361	$—
Exercise of premium conversion derivative liability	$419,590	$—
Reclassification of warrant liability to equity	$835,723	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$296,909
Issuance of warrants in connection with convertible notes	$—	$117,280
Stock value adjustment associated with intellectual license agreement	$—	$299
Change in accounts payable and accrued expenses attributed to private placement and convertible note issuance costs	$257,941	$17,076
Purchased intangible assets in accrued expenses	$—	$30,000
Stock-based compensation liability reclassification to equity	$11,153	$—

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

The Company is based in Minnetonka, Minnesota.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the nine month transition period ended September 30, 2018 included in the Transition Report on Form 10-KT, as amended. The condensed consolidated balance sheet at September 30, 2018 was derived from the audited financial statements of the Company.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $15,885,371 as of June 30, 2019. The Company does not have adequate liquidity to fund its operations through September 30, 2019 without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through June 30, 2019, the Company has completed a $528,000 unsecured loan financing, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,540,000 convertible promissory note financing of a planned $2 million subscription. All of the convertible notes were ultimately converted into common stock and warrants. In addition, the Company entered into two private placement transactions of its common stock and warrants beginning in July 2018 and December 2018, whereby $7.3 million in gross proceeds were raised out of a planned $11.8 million maximum offering under the subscription agreements for both private placements through June 30, 2019. See Note 13 – Subsequent Events for a description of financings that have closed after June 30, 2019. The Company does not have adequate liquidity to fund its operations through September 30, 2019 without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2019, the Company did have deposits in excess of federally insured amounts by $999,931.

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

The Company estimated its enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, the Company relied on forward revenue multiples from guideline public companies (“GPC”) for calendar year 2019 and 2020 and on the sales price of the Company’s common stock in recent private placement transactions (see Note 12 – Stockholders’ Equity (Deficit)). The resulting equity value from the GPC method portion was allocated to common stock using the option pricing method, and a discount for lack of marketability was applied. Based on the above methodology and weightings, the Company derived a valuation conclusion of $2.27 and $2.30 per common share as of June 30, 2019 and September 30, 2018, respectively.

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

As of June 30, 2019 and September 30, 2018, the fair values of cash, other assets, accounts payable, accrued expenses and the unsecured loans, while outstanding, approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the convertible promissory notes of the Company was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes of the Company, while outstanding, were based on both the estimated fair value of our common stock of $2.29 and $2.30 as of their conversion on February 28, 2019 and as of September 30, 2018, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2019 and 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

As of June 30, 2019
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

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the nine month periods ended June 30, 2019 and 2018:

	2019	2018
Warrant liability
Balance as of beginning of period – October 1	$817,155	$774,172
Value assigned to warrants in connection with convertible promissory notes	—	916,444
Change in fair value of warrant liability	18,568	286,747
Reclassification to equity upon conversion of convertible promissory notes	(835,723)	—
Balance as of end of period – June 30	$—	$1,977,363

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

	2019	2018
Premium debt conversion derivatives
Balance as of beginning of period – October 1	$308,395	$441,823
Value assigned to the underlying derivatives in connection with convertible promissory notes	—	346,577
Change in fair value of premium debt conversion derivatives	111,195	(459,791)
Reclassification to equity upon conversion of convertible promissory notes	(419,590)	—
Balance as of end of period – June 30	$—	$328,609

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consists of licensed intellectual property and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through June 30, 2019, the Company has not impaired any long-lived assets.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful life for all asset classes is currently three years. Tangible assets acquired for research and development activities and have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of the convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying condensed consolidated statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing and number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the condensed consolidated statements of operations.

Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period while outstanding in the condensed consolidated statements of operations. The Company determined that the redemption features under the convertible promissory notes qualified as embedded derivatives and were separated from their debt hosts.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, restricted stock units and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, restricted stock units and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the three and nine month periods ended June 30, 2019 and 2018 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine month periods ended June 30, 2019 and 2018.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine month periods ended June 30, 2019 and 2018:

	2019	2018
Warrants	6,836,813	189,750	(1)
Stock options	865,277	365,716
Restricted stock units	42,018	—

(1)	As of June 30, 2018, there were additional potential warrants to be included which would be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014-09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard but provide clarity and implementation guidance. The Company has adopted this standard on October 1, 2018 and selected the modified retrospective transition method. The Company modified its accounting policies to reflect the requirements of this standard; however, the adoption did not affect the Company’s financial statements and related disclosures for this period as the Company has yet to generate any revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company plans to adopt the standard on October 1, 2019, and will apply the modified retrospective approach to each lease in existence at the adoption date to the extent a lease is subject to this guidance. As such, the Company would not restate comparative periods and would recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company also plans to elect the package of practical expedients provided under the standard. Based on the Company’s assessment to date, the new standard is not expected to have an impact on the Company’s consolidated balance sheets, statements of operations or statements of cash flows. The finalization of our assessment may result in significant changes to our estimates.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

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

NOTE 4 – Commitments and Contingencies

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts. The letter which purported to attach a noncompete agreement signed by Mr. Fredrickson demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, the Company was served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota. The complaint purported to attach Mr. Fredrickson’s noncompete agreement as Exhibit A. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition. PMT asked the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.

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

In April 2019 PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019 the Company presented evidence indicating that PMT had participated in a fraud on the Court, and sought an Order that PMT had waived the attorney client privilege.

On July 16, 2019 Defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further intend to move for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process. A hearing date on these motions, as well as on PMT’s motion to amend its complaint to add additional claims including punitive damages, has been set for August 30, 2019. No hearing date has yet been set on Defendants’ joint motion for sanctions. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The outcome and potential loss related to this matter is unknown and as of June 30, 2019 and the date of these condensed consolidated financial statements the Company has not accrued a reserve for this matter.

Facility Lease

The Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven month term beginning on December 1, 2018. The monthly rent under the lease is $4,763. During the three and nine months ended June 30, 2019, rent expense associated with the facility lease amounted to $14,289 and $33,341, respectively.

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets consisted of the following at June 30, 2019:

	Useful Life
Net Intangibles, September 30, 2018	12-13 Years	$200,081
Less: amortization		(15,933)
Net Intangibles, June 30, 2019		$184,148

Amortization expense was $5,311and $4,952 for the three months ended June 30, 2019 and 2018, respectively, and $15,933 and $14,168 for the nine months ended June 30, 2019 and 2018, respectively.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	June 30, 2019	September 30, 2018
Equipment	$52,057	$—
Software	1,895	—
Total property and equipment	53,952	—
Less accumulated depreciation	(694)	—
Property and equipment, net	$53,258	$—

Depreciation expense was $694 for three and nine months ended June 30, 2019.

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
License fees	$—	$65,000
Legal services	338,709	833,470
Accrued issuance costs	262,930	204,000
Accrued payroll	221,815	276,639
Other	117,550	211,913
	$941,004	$1,591,022

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 7 – Short-Term Promissory Notes and Unsecured Loan

Short-Term Promissory Notes

The Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 in August 2017 which included free standing equity warrants. The Short-Term Notes were subsequently amended in November 2017 to extend the maturity date and increase the number of shares of Common Stock issuable upon exercise of the related warrants. The Short-Term Notes were also amended in March 2018 to become convertible, include new interest payment provisions and new conversion features and to provide for the issuance of a replacement warrant (the “Replacement Warrant”) and an additional warrant (the “Additional Warrant”) described more fully below. During the three and nine months ended June 30, 2018, interest on the principal was $5,060 and $6,184, respectively.

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

Prior to the debt conversion agreements, the November 2017 and the March 2018 amendments were both accounted for under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2018 was recorded in the amount of zero and $330,797, respectively, which represented the difference between the face value of the Short-Term Notes over the combined carrying values of the Short-Term Notes and warrants on the date of the amendments. The fair value increase of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the November 2017 amendment was $117,280 which was recorded as additional paid-in capital. The fair value decrease of the Short-Term Notes and the warrants as amended over its adjusted carrying value at the time of the March 2018 amendment was $1,170 and was recorded as a reduction to additional paid-in capital. During the three and nine months ended June 30, 2018, interest related to amortization of discounts associated with the separation of the equity warrants and issuance costs amounted to zero and $21,627, respectively.

The March 2018 amendment of the Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurred at a price under $2.25 per common share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 2018 amendment with a corresponding offset to extinguishment loss described above. Subsequent to the amendment, the embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the condensed consolidated statements of operations for a benefit of $(46,471) and $(46,428) for the three and nine months ended June 30, 2018, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

In addition, the March 2018 amendment provided for the issuance of Replacement Warrants that were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance of the Replacement Warrants with an offset to extinguishment loss as described above. The fair value changes of the warrant liability associated with the Short-Term Notes were recorded at each reporting date in the condensed consolidated statements of operations which amounted to an expense of $12,701 and $10,331 for the three and nine months ended June 30, 2018, respectively. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants as of June 30, 2018. Input assumptions used were as follows: a risk-free interest rate of 2.65%; expected volatility of 50%; expected life of 3.39 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

As noted above, the Short-Term Notes were converted into shares of common stock and were not outstanding during the three and nine month period ended June 30, 2019.

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. The loan was fully repaid by June 30, 2019.

In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or affiliated with stockholders owning over 5% of the Company’s common stock. The loans were interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. The loans were fully repaid by June 30, 2019.

On May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or affiliated with stockholders owning over 5% of the Company’s common stock. The loans were interest free and required that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans included customary events of default provisions. The loans were fully repaid by June 30, 2019.

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

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of June 30, 2019	As of September 30, 2018
2017 convertible promissory notes, net of discounts	$—	$1,306,776
Accrued interest	—	87,028
	$—	$1,393,804

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

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

The November 2017 amendment to the notes resulted in a substantial modification to the original Convertible Notes whereby the maturity date was extended and the terms associated with the Warrants were revised. The Company recorded the Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $97,223 lower than the carrying value of the Convertible Notes on the date of the modification. The $97,223 difference was recorded as a discount to the debt with a gain on convertible note extinguishments in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2018.

During the three and nine months ended June 30, 2018, interest on the principal was $32,502 and $97,507, respectively, and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $34,970 and $331,303, respectively. The fair value changes related to the underlying premium conversion derivative amounted to a benefit of $(313,303) and ($419,279) during the three and nine month periods ended June 30, 2018, respectively. The fair value changes relating to the warrant liability amounted to an expense of $116,111 and $257,194 during the three and nine month periods ended June 30, 2018, respectively.

As noted above, the Convertible Notes were converted into shares of common stock and were not outstanding during the three and nine month periods ended June 30, 2019.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “New Warrants”). During the three and nine months ended June 30, 2019, interest on the principal was zero and $51,333, respectively, and $28,733 and $56,227 during the three and nine months ended June 30, 2018, respectively.

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

The 2017 Convertible Notes required the Company to repay the principal and accrued and unpaid interest thereon on June 30, 2019 (the “2017 Convertible Notes Maturity Date”). If the Company consummated an equity round of financing resulting in more than $3 million in gross proceeds before June 30, 2019 (the “2017 Convertible Notes Qualified Financing”), the outstanding principal and accrued and unpaid interest on the 2017 Convertible Notes would have automatically converted into the securities issued by the Company in the 2017 Convertible Notes Qualified Financing equal to the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The New Warrants would have also become exercisable upon a 2017 Convertible Notes Qualified Financing for an amount of shares equal to the number of shares received by the holder in the 2017 Convertible Notes Qualified Financing at the same price per share of the securities issued in the 2017 Convertible Notes Qualified Financing.

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

Lastly, if a change of control transaction occurred prior to the earlier of a 2017 Convertible Notes Qualified Financing or the 2017 Convertible Notes Maturity Date, the 2017 Convertible Notes would have, at the election of the holders of a majority of the outstanding principal of the 2017 Convertible Notes, either become payable on demand as of the closing date of such transaction, or become convertible into shares of common stock immediately prior to such transaction at a price per share equal to the lesser of (i) the per share value of the common stock as determined by the Board as if in connection with the granting of stock based compensation or in a private sale to a third party in an arms-length transaction or (ii) at the per share consideration to be paid in such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets. The New Warrants would have also become exercisable upon a change of control transaction for an amount of shares equal to the number of shares received by the holder upon conversion in connection with such transaction at the same price per share that the 2017 Convertible Notes converted in the change of control transaction.

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described above. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. The fair value of the underlying Convertible Notes was $294,615 higher than the carrying value of the Convertible Notes net of unamortized debt discount on the date of the modification. The $294,615 difference as well as legal costs associated with the amendment in the amount of $8,945 were recorded as a loss on convertible notes extinguishment totaling $303,560 in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2018. After the modification, there remained a debt discount of $27,371 of which zero and $6,575 was amortized during the three and nine months ended June 30, 2019, respectively, and $6,503 and $14,221 during the three and nine months ended June 30, 2018, respectively.

 The 2017 Convertible Notes contained a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $77,085 and $296,909 for the convertible debt issued during the three and nine months ended June 30, 2018, respectively; there were no issuances of 2017 Convertible Notes during the three and nine months ended June 30, 2019. The discount was being amortized to interest expense over the term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximated the effective interest method. The amortization expense was zero and $62,158 for the three and nine months ended June 30, 2019, respectively, and $53,987 and $84,823 for the three and nine months ended June 30, 2018, respectively. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of zero and $111,195 for the three and nine months ended June 30, 2019, respectively, and $4,126 and $5,916 for the three and nine months ended June 30, 2018, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

The New Warrants were deemed to be free-standing instruments and were accounted initially as a liability given the variable number of shares issuable in connection with a change of control conversion event and ultimately as equity upon conversion of the 2017 Convertible Notes on February 28, 2019 discussed further below. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants up to the conversion date of the 2017 Convertible Notes. Input assumptions used were as follows: risk-free interest rate of 2.52% and 2.94% as of February 28, 2019 and September 30, 2018, respectively; expected volatility of 50% as of February 28, 2019 and September 30, 2018; expected life of 5.0 and 5.21 years as of February 28, 2019 and September 30, 2018, respectively; and expected dividend yield of 0% as of February 28, 2019 and September 30, 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering the traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies. The 2017 Convertible Note proceeds assigned to the New Warrants were $203,287 and $778,722 during the three and nine month period ended June 30, 2018, respectively, and recorded as a warrant liability. There were no proceeds assigned to warrants in connection with issuances of 2017 Convertible Notes during the three and nine month period ended June 30, 2019. The discount was amortized to interest expense over the term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximated the effective interest method. The amortization expense was zero and $163,060 for the three and nine month periods ended June 30, 2019, respectively, and $141,510 and $221,987 for the three and nine month periods ended June 30, 2018, respectively. The Company also recorded the fair value changes of the warrant liability associated with all of the 2017 Convertible Notes in the condensed consolidated statements of operations which amounted to an expense of zero and $18,568 for the three and nine months ended June 30, 2019, respectively, and amounted to an expense of $11,205 and $19,222 for the three and nine months ended June 30, 2018, respectively.

In connection with the 2017 Convertible Notes, the Company incurred original issuance costs in the amount of $8,133 which consisted of legal costs and were recorded as issuance cost discounts to the 2017 Convertible Notes, of which zero and $1,431 was amortized to interest expense during the three and nine months ended June 30, 2019, respectively, and $1,138 and $1,671 was amortized to interest expense during the three and nine months ended June 30, 2018, respectively.

On February 28, 2019 following the 2017 Convertible Notes Qualified Financing, the outstanding principal and interest on the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishments in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2019. In addition, the previously issued New Warrants became immediately exercisable for 839,179 shares of common stock.

NOTE 9 – Defined Contribution Plan

The Company adopted a 401(k) defined contribution plan (the “401K Plan”) on January 1, 2017, which was amended and restated on March 1, 2018 (the “Restatement”), for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company began matching in the fourth quarter of 2017 on deferrals at 100% of deferrals up to 3% of one’s contributions and 50% on deferrals over 3%, but not exceeding 5% of one’s contributions up through the Restatement. The Company’s matching contributions to employee deferrals became discretionary after the Restatement. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2019.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the three and nine month periods ended June 30, 2019 was zero and a benefit reduction of $(4,359), respectively. The amount of matching contributions made during the three and nine month periods ended June 30, 2018 was $3,421 and $30,421, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

NOTE 10 – Stock-Based Compensation

Share-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$169,658	$115,000	$310,763	$367,000
Research and development	62,430	4,510	110,522	6,947
Total share-based compensation	$232,088	$119,510	$421,285	$373,947

Equity Awards

During the three and nine month periods ended June 30, 2019, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 350,119 and 675,667 stock options to its board of directors, employees, consultants and scientific advisory board members where vesting commences upon grant ranging over an immediate to 48 month period based on a time of service vesting condition. The grant date fair value of grants was $1.13 per share during both the three and nine month periods ended June 30, 2019. In addition, during the three and nine month periods ended June 30, 2019, the Company granted 42,018 restricted stock units (“RSUs”) under the 2017 Plan to its board of directors where vesting occurs monthly over a twelve month period. The grant date fair value of RSUs was $2.38 per unit during both the three and nine month periods ended June 30, 2019. There were no options or RSUs granted during the three and nine month periods ended June 30, 2018.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine month periods ended June 30, 2019:

	Three Months	Nine Months
	Ended	Ended

Expected stock price volatility	50.7%	50.4%
Expected life of options (years)	5.4	5.6
Expected dividend yield	0%	0%
Risk free interest rate	2.2%	2.4%

During the three and nine months ended June 30, 2019, 222,633 and 262,308 stock options vested, respectively. During the three and nine months ended June 30, 2018, no stock options vested. During the three and nine months ended June 30, 2019, 85,051 and 178,606 stock options were exercised, respectively. No stock options were exercised during the three and nine months ended June 30, 2018. Lastly, no stock options were forfeited during the three and nine months ended June 30, 2019 and 2018.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

As of June 30, 2019, 1,489,759 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $544,107 as of June 30, 2019. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.8 years.

Other Stock-Based Awards

250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 and 150,000 shares of common stock were awarded during the nine month periods ended June 30, 2019 and 2018, respectively, subject to time-based vesting conditions. The compensation expense related to the vested common shares was included in the total stock-based expense referenced above which totaled $115,000 and $367,000 for the nine month periods ended June 30, 2019 and 2018, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $2.30 and $2.52 per share during the periods presented. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued from the Company’s authorized but unissued shares, but were not eligible to be issued under the 2016 Plan or 2017 Plan reserves.

In addition, the Company previously had formal obligations to issue future common stock options relating to several consulting agreements. A total of 38,874 stock options were granted in May 2019 related to these consulting agreements. The corresponding stock-based expense related to the stock-based awards was included in research and development expense in the accompanying condensed consolidated statements of operations.

NOTE 11 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2019 and 2018 was zero percent. As a result of the analysis of all available evidence as of June 30, 2019 and September 30, 2018, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2019 and 2018. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Equity (Deficit)

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018. As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (zero and 170,000 Units were sold during the three and nine month periods ended June 30, 2019, respectively).

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

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

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed consolidated balance sheets based on their relative fair value to the underlying common shares issued. The relative fair value of the 2018 Warrants issued during the nine month period ended June 30, 2019 was $115,674 and was based on the Black-Scholes pricing model. Input assumptions used were as follows on a weighted average basis: a risk-free interest rate of 2.9%; expected volatility of 49.8%; expected life of 4.6 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

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

In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of a credit of $(18,052) during the three months ended June 30, 2019 stemming largely from the February 2019 HRA commission structure change, and an expense of $17,614 during the nine month period ended June 30, 2019. The issuance costs included commissions to the brokers equal to 8% of the gross proceeds from the sale of the Units that qualify for the commission which amounted to $6,440 during the nine month period ended June 30, 2019. In addition to the brokers’ commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the brokers to purchase an amount of common stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.00 per share upon the close of the 2018 Private Placement. A commission liability increase in the amount of $3,834 was recorded during the nine month period ended June 30, 2019 related to the 36,096 broker warrants issuable upon the close of the 2018 Private Placement. Lastly, third party legal costs in the amount $7,340 comprised the balance of the issuance costs incurred during the nine month period ended June 30, 2019.

In connection with the 2018 Private Placement, the Company entered into registration rights agreements with each of the Purchasers pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the 2018 Private Placement and the shares of common stock issuable upon exercise of the 2018 Warrants. The Company agreed to file such registration statement within 75 days of the final closing of the 2018 Private Placement. Each registration rights agreement included customary indemnification rights in connection with the registration statement. The registration statement was filed with the SEC on February 11, 2019, and declared effective by the SEC on February 28, 2019.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

2019 Private Placement

On December 12, 2018, the Board of Directors of the Company terminated the 2018 Private Placement. From December 28, 2018 through June 30, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) 1 share of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The initial closing of the 2019 Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,292,179 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,730,448 before deducting offering expenses from December 28, 2018 through June 30, 2019 (388,200 and 2,292,179 Units were sold during the three and nine month period ended June 30, 2019, respectively). The 2019 Private Placement was terminated on July 1, 2019 (See Note 13- Subsequent Events).

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

The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Private Placement. Prior to expiration, subject to the terms and conditions set forth in the 2019 Warrants, the holders may exercise the 2019 Warrants for shares of common stock by providing notice to the Company and paying the $3.00 per share exercise price for each share so exercised. The relative fair value of the 2019 Warrants issued during the three and nine month period ended June 30, 2019 was $261,950 and $1,563,191, respectively, and was based on the Black-Scholes pricing model. Input assumptions used were on a weighted average basis as follows: a risk-free interest rate of 2.1% and 2.4% for the three and nine months ended June 30, 2019, respectively; expected volatility of 50.7% and 50.6% for the three and nine months ended June 30, 2019, respectively; expected life of 4.6 years and 4.8 years for the three and nine months ended June 30, 2019, respectively; and expected dividend yield of 0% for the three and nine months ended June 30, 2019. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies.

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Units sold by Paulson. In addition to the brokers’ commission, the Company issued 5-year warrants to Paulson to purchase an amount of Common Stock equal to 10% of the total amount of Shares sold in the 2019 Private Placement at an exercise price of $2.75 per share upon the termination of the 2019 Private Placement. HRA received a cash commission equal to 8% of the gross proceeds from the sale of the 2019 Units sold by HRA. In addition to the brokers’ commission, the Company issued 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the total amount of Shares sold by HRA in the 2019 Private Placement at an exercise price of $3.00 per share upon the termination of the 2019 Private Placement.

The issuance costs incurred during the three and nine month period ended June 30, 2019 under the 2019 Private Placement were $117,393 and $929,821, respectively. Issuance costs incurred through June 30, 2019 included cash commissions equal to $641,654 and third party legal costs in the amount of $97,350. In addition, issuance costs included the estimated value of the 5-year warrants in the amount of $190,817 to be issued to the brokers to purchase an amount of common stock equal to 193,417 shares.

NeuroOne Medical Technologies Corporation

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

Warrant Activity and Summary

The following table summarizes warrant activity during the nine month period ended June 30, 2019:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98	3.39
Issued	4,140,537	$2.50 - 3.00	$2.90	—
Exercised	(231,296)	$1.80	$1.80	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at June 30, 2019	6,836,813	$1.80 - 3.00	$2.54	3.79

As of June 30, 2019, 244,073 warrants were committed to be issued in connection with 2018 Private Placement and 2019 Private Placement at an exercise price ranging from $2.75 to $3.00 per share.

NOTE 13 – Subsequent Events

2019 Private Placement – Subsequent Issuances and Termination

The Company issued 2019 Units for aggregate gross proceeds of $115,000 on July 1, 2019 upon which the Company terminated the 2019 Private Placement. See Note 12 – Stockholders Equity (Deficit) for more information on the 2019 Units.

Broker Warrants

In connection with the 2019 Private Placement, on July 1, 2019, the Company issued (i) 5-year warrants to Paulson and its affiliates to purchase 193,417 shares of common stock at an exercise price of $2.75 per share and (ii) 5-year warrants to Corinthian Partners, LLC, an affiliate of HRA, and certain other HRA affiliates, to purchase 17,760 shares of common stock at an exercise price of $3.00 per share.

In connection with the 2018 Private Placement and prior convertible note offerings, on July 1, 2019, the Company issued to affiliates of HRA (i) 5-year warrants to purchase 36,096 shares of common stock at an exercise price of $3.00 per share, and (ii) 5-year warrants to purchase 135,512 shares of common stock at an exercise price of $2.00 per share.

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

We have incurred losses since inception. As of June 30, 2019, we had an accumulated deficit of $15.9 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense and loss on extinguishments related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

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

At June 30, 2019, we had $1.2 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through September 30, 2019. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth the results of operations for the three-months ended June 30, 2019 and 2018, respectively.

	For the three months ended June 30, (unaudited)
	2019	2018	Period to Period Change
Operating expenses:
General and administrative	$1,440,166	$946,685	$493,481
Research and development	422,781	225,529	197,252
Total operating expenses	1,862,947	1,172,214	690,733
Loss from operations	(1,862,947)	(1,172,214)	(690,733)
Interest expense	—	(304,403)	304,403
Net change in fair value for the warrant liability and premium conversion derivatives	—	215,631	(215,631)
Net loss	$(1,862,947)	$(1,260,986)	$(601,961)

General and administrative expenses

General and administrative expenses were $1.4 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018. The increase was primarily due to payroll costs associated with new employee hires related to the business development function and due to an increase in legal costs, accounting expenses and board of director fees partly related to increased public company related costs.

Research and development expenses

Research and development expenses were $0.4 million for the three months ended June 30, 2019, compared to $0.2 million for the three months ended June 30, 2018. The increase in the current quarter over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies.

NeuroOne Medical Technologies Corporation

Form 10-Q

Interest expense

Interest expense was zero for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018. The decrease period over period was due to no Series 3 Notes, Series 2 Notes and Series 1 Notes being outstanding during the third quarter of 2019. During the third quarter of 2018, interest expense consisted of interest on principal and amortization of debt discount costs related to the Series 1 Notes, Series 2 Notes and Series 3 Notes described further below.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the three months ended June 30, 2019 and 2018 was zero and a benefit of $(0.2) million, respectively. The change was due to no warrant liability or premium conversion derivatives being outstanding during the third quarter of 2019. The net change in fair value during the third quarter of 2018 was due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes as of June 30, 2018 as well as due to changes in the probability assessment of a conversion event occurring.

Comparison of the Nine months Ended June 30, 2019 and 2018

	For the nine months ended June 30, (unaudited)
	2019	2018	Period to Period Change
Operating expenses:
General and administrative	$3,391,634	$2,477,979	$913,655
Research and development	1,068,260	565,499	502,761
Total operating expenses	4,459,894	3,043,478	1,416,416
Loss from operations	(4,459,894)	(3,043,478)	(1,416,416)
Interest expense	(284,557)	(835,550)	550,993
Net change in fair value for the warrant liability and premium conversion derivatives	(129,763)	173,044	(302,807)
Loss on note extinguishments, net	(553,447)	(537,134)	(16,313)
Net loss	$(5,427,661)	$(4,243,118)	$(1,184,543)

General and administrative expenses

General and administrative expenses were $3.4 million for the nine months ended June 30, 2019, compared to $2.5 million for the nine months ended June 30, 2018. The increase was primarily due to payroll costs associated with new employee hires related to the business development function and due to an increase in legal costs, accounting expenses and board of director fees partly related to increased public company related costs. These expense increases were offset in part by a decrease in stock-based compensation during the current nine month period ended June 30, 2019 when compared to the prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses were $1.1 million for the nine months ended June 30, 2019, compared to $0.6 million for the nine months ended June 30, 2018. The increase during the nine month period ended June 30, 2019 over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies.

Interest expense

Interest expense was $0.3 million for the nine months ended June 30, 2019 compared to $0.8 million for the nine months ended June 30, 2018. The decrease was primarily due to lower non-cash interest expense of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes during the nine month period ended June 30, 2019 in comparison to interest expense of $0.2 million and amortization of debt issuance costs of $0.7 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the nine month period ended June 30, 2018.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the nine months ended June 30, 2019 and 2018 was $0.1 million and a benefit of $(0.2) million, respectively. The change is due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the relevant period.

Loss on note extinguishments, net

Non-cash loss on note extinguishments, net for the nine months ended June 30, 2019 was $0.6 million as compared to $0.5 million during the nine month period ended June 30, 2018, resulting in a slight increase period over period stemming from modifications to and conversions of the notes.

During the nine month period ended June 30, 2019, the Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. During the nine month period ended June 30, 2018, the Series 1 Notes and Series 2 Notes were amended in November 2017 and the Series 3 Notes were amended in December 2017. The amendment for the Series 1 Notes extended the maturity date by approximately eight months and revised certain warrant and other provisions. The amendment for the Series 2 Notes added additional warrant coverage and extended the maturity date by approximately five months. The amendment for the Series 3 Notes accelerated the maturity date from October 2022 to December 2018 and revised certain formulaic provisions contained in the underlying embedded conversion features. Lastly, the Series 2 Notes were amended again in March 2018 whereby new warrants and embedded conversion features were added. As a result of the modifications made to the Series 1 Notes, Series 2 Notes and Series 3 Notes as discussed in this paragraph, the amendments were accounted for as note extinguishments.

Liquidity and Capital Resources

Historical Capital Resources

As of June 30, 2019, our principal source of liquidity consisted of cash deposits of $1.2 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

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

From December 28, 2018 through the termination of the 2019 Private Placement on July 1, 2019, the Company issued and sold an aggregate of 2,338,179 Units to the New Purchasers, for total gross proceeds to the Company of approximately $5.8 million before deducting offering expenses. In connection with the 2019 Private Placement, the Company had agreed to issue and sell to accredited investors up to a maximum of 4,000,000 Units (the “Maximum Offering”) at a price of $2.50 per Unit for total gross proceeds to the Company of up to $10,000,000. The Maximum Offering could have been increased by the Company in its sole discretion, without notice. Under the 2019 Purchase Agreement, the Company had agreed to use the net proceeds from the 2019 Private Placement to pay the outstanding principal and accrued interest on its convertible promissory notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company had granted the New Purchasers indemnification rights with respect to its representations, warranties and agreements under the 2019 Purchase Agreement.

In connection with the 2019 Private Placement, the Company entered into a Registration Rights Agreement with each of the New Purchasers, each dated as of the New Purchasers’ respective closing dates (each, a “New Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock sold in the 2019 Private Placement and the shares of Common Stock issuable upon exercise of the 2019 Warrants. The Company filed the initial registration statement relating to the resale of the Units sold in the 2019 Private Placement on July 15, 2019, and the SEC declared it effective on August 8, 2019.

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

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of Units sold by Paulson. In addition to the brokers’ commission, the Company issued 5-year warrants Paulson to purchase Common Stock equal to 10% of the total amount of Shares sold by Paulson in the 2019 Private Placement at an exercise price of $2.75 per share. On July 1, 2019, 193,417 broker warrants were issued to Paulson.

Also in connection with 2019 Private Placement, HRA Capital, an affiliate of one of our greater than 5% beneficial owners of our Common Stock, received a cash commission equal to 8% of the gross proceeds from the sale of Units sold by HRA. In addition, the Company issued 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the Shares sold by HRA at an exercise price of $3.00 per share. On July 1, 2019, 17,760 broker warrants were issued to HRA.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the First Closing. Prior to expiration, subject to the terms and conditions set forth in the 2018 Warrants, the holders of such 2018 Warrants may exercise the 2018 Warrants for shares of Common Stock by providing notice to the Company and paying the exercise price per share for each share so exercised. The Company filed the registration statement relating to the resale of the Units sold in the 2018 Private Placement which became effective on February 28, 2019.

In connection with the 2018 Private Placement, the brokers received a cash commission equal to 8% of the eligible gross proceeds from the sale of the Units. In addition to the brokers’ commission, we issued 5-year warrants to the brokers to purchase an amount of Common Stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.00 per share. On July 1, 2019, 36,096 broker warrants were issued.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

The Series 1 Notes, prior to the July 2, 2018 conversion and extinguishment, required us to repay the principal and accrued and unpaid interest thereon at the earlier of July 31, 2018, or the consummation of the next equity or equity-linked round of financing resulting in more than $3 million in gross proceeds.

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans were interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. The loans were repaid in full by June 30, 2019.

On May 17, 2018, the Company received cash proceeds of $168,000 from unsecured loans, represented by two promissory notes from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans were interest free and required that the Company repay the principal in full on the earlier to occur of (i) May 17, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $5 million in gross proceeds. The loans included customary events of default provisions. The loans were repaid in full by June 30, 2019.

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

In April 2019 and May 2019, the Company paid $79,000 and $75,000, respectively, to the holder of its remaining promissory notes. In May 2019, the Company entered into a letter agreement acknowledging that all of the unsecured loans from such holder were repaid in full, except for $75,000 that remained outstanding under the December 2018 promissory note at the time of the letter agreement. The Letter Agreement also modified the maturity date of the December promissory note to June 30, 2019. See “Note 7 – Short-Term Promissory Notes and Unsecured Loan –Unsecured Loans” for a description of the unsecured loans. The remaining $75,000 outstanding balance was repaid in fully by June 30, 2019.

Funding Requirements and Outlook

We have no current source of revenue to sustain our present activities outside of our current cash balance of $1.2 million at June 30, 2019, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve our cortical strip, grid electrode and depth electrode technology under development and we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

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

Refer to the Company’s Transition Report on Form 10-KT, as amended, for the nine month transition period ended September 30, 2018 with regard to: “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology.”

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses throughout our fiscal year ending September 30, 2019. To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine months Ended
	June 30,
	2019	2018

Net cash used in operating activities	$(4,253,039)	$(1,893,263)
Net cash used by investing activities	(118,952)	(146,709)
Net cash provided by financing activities	5,605,537	1,992,551
Net increase (decrease) in cash	$1,233,546	$(47,421)

Net cash used in operating activities

Net cash used in operating activities was $4.3 million for the nine months ended June 30, 2019, which consisted of a net loss of $5.4 million partially offset by non-cash interest, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities, non-cash note extinguishment, amortization and depreciation related to intangible assets and property and equipment, and stock-based compensation, totaling approximately $1.4 million in the aggregate. Net loss was also adjusted by a net change of $0.2 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to a net decrease in accrued expenses, offset in part by an increase in our prepaid expenses, associated with fluctuations in our operating activities.

Net cash used in operating activities was $1.9 million for the nine months ended June 30, 2018, which consisted of a net loss of $4.2 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, note discount amortization, revaluation of premium debt conversion derivative and warrant liabilities, short-term notes extinguishment and amortization related to intangible assets, totaling $1.6 million in the aggregate. Net loss was also adjusted by a net change of $0.8 million in our net operating assets and liabilities. The change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses associated with fluctuations in our operating activities.

Net cash used by investing activities

Net cash used by investing activities was $0.1 million for the nine months ended June 30, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development of $65,000 and the purchase of equipment and equipment totaling $53,952.

Net cash used by investing activities was $0.1 million for the nine months ended June 30, 2018 and consisted of the payment owed under the terms of the Mayo Development Agreement for the purchase of a patent license for research and development.

Net cash provided by financing activities

Net cash provided by financing activities was $5.6 million for the nine months ended June 30, 2019 which consisted primarily of net proceeds received upon the issuance of the Units in the 2019 and 2018 Private Placements in the amount of approximately $5.5 million. Additionally, cash provided by financing activities also included proceeds from stock option and warrant exercises in the aggregate of $0.4 million, offset in part by net repayments over proceeds relating to our unsecured loans in the amount of $283,000 during the nine month period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash provided by financing activities was $2.0 million for the nine months ended June 30, 2018 which largely consisted of $1.5 million in net proceeds received upon the issuance of the Series 3 Notes and Series 3 Warrants during the quarter and $0.5 million in net proceeds received related to the issuance of unsecured non-interest bearing notes and advances.

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

During the three and nine months ended June 30, 2019, there were no material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT, as amended, for the nine month transition period ended September 30, 2018.

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

Item 4. Controls and Procedures

During the three months ended June 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2019. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2019, disclosure controls and procedures were not effective due to previously identified material weaknesses. The material weaknesses stem primarily from our small size and include the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process, accounting for routine transactions due to an overall lack of segregation of duties resulting from the limited number of employees we have.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts. The letter which purported to attach a noncompete agreement signed by Mr. Fredrickson demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, the Company was served with a complaint filed by PMT adding the Company, NeuroOne and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota. The complaint purported to attach Mr. Fredrickson’s noncompete agreement as Exhibit A. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, PMT alleges that the Company and NeuroOne were unjustly enriched and engaged in unfair competition. PMT asked the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.

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

In April 2019 PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019 the Company presented evidence indicating that PMT had participated in a fraud on the Court, and sought an Order that PMT had waived the attorney client privilege. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

Item 1A.  Risk Factors

The FDA requested additional sterilization data in connection with our 510(k) submission that could not be provided in the time period required by the FDA, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our cortical electrode technology.

In the first quarter of 2019, we submitted a premarket notification 510(k) through a third party FDA accredited reviewer for our cortical electrode technology. Following productive and positive interactions with the FDA, on July 25, 2019 we notified the FDA that we were voluntarily withdrawing our application based on the FDA’s request for additional sterilization data related to the cable assembly that could not be provided within the time period required by the FDA. We plan to submit the supplemental sterilization information in a subsequent 510(k) application once the Company successfully obtains the additional data. We are in the process of gathering the additional data, but even if we submit a subsequent 510(k) application, clearance is never guaranteed. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. The FDA regulatory clearance process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our cortical strip, grid electrode and depth electrode technology under development and future versions thereof.

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Transition Report on Form 10-KT, as amended, for the nine month transition period ended September 30, 2018. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

Exhibit 4.2	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on July 5, 2019)

Exhibit 4.3	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

Exhibit 10.1	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10- Q filed on May 10, 2019)

Exhibit 10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

Exhibit 10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

Exhibit 10.4	Letter Agreement between the Registrant and Lifestyle Healthcare LLC, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 8, 2019)

Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2019

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)