Form 10-K
period 2019-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2019-12-20
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7599 Anagram Dr., Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

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

As of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 29, 2019 price at which the common equity was last sold was $37.7 million. The number of outstanding shares of the registrant’s common stock as of November 30, 2019 was 13,697,373.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “the Company” and “our” refer to NeuroOne Medical Technologies Corporation (the “Company”), together with its subsidiary, NeuroOne, Inc.

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our cortical strip, grid and depth electrode technology;

●	the timing of and our ability to obtain and maintain regulatory approval of our cortical strip, grid and depth electrode technology;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under development;

●	the clinical utility of our cortical strip, grid and depth electrode technology under development;

●	our ability to develop our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

ii

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	The outcome of legal proceedings with PMT;

●	our estimates regarding the size of, and future growth in, the market for our technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

iii

PART I

ITEM 1. BUSINESS

Overview

Corporate Overview of NeuroOne Medical Technologies Corporation

We were originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. Prior to the closing of the Acquisition, as defined below, we completed a series of steps contemplated by a Plan of Conversion pursuant to which we, among other things, changed our name to NeuroOne Medical Technologies Corporation, increased our authorized number of shares of Common Stock from 45,000,000 to 100,000,000, increased our authorized number of shares of preferred stock from 5,000,000 to 10,000,000 and reincorporated in Delaware. On July 20, 2017, we acquired NeuroOne, Inc. (the “Acquisition”). Immediately following the closing of the Acquisition, the business of NeuroOne, Inc. became our sole focus. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our wholly-owned subsidiary, NeuroOne, Inc.

Corporate Overview and History of NeuroOne, Inc.

NeuroOne, Inc. was incorporated under the laws of the State of Delaware on October 7, 2016. Its predecessor entity, NeuroOne LLC (the “LLC”), was formed on December 13, 2013 and operated as a limited liability company until it was merged with and into NeuroOne, Inc. on October 27, 2016 with NeuroOne, Inc. as the surviving entity (the “Merger”). As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, Inc., and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne, Inc., except for the license agreement (the “WARF License”) with the WARF which was not legally transferred until May 2017. The purposes of the Merger were to: change the jurisdiction of incorporation from Minnesota to Delaware; change the ownership of the LLC’s underlying assets; and convert from a limited liability company to a corporation.

We are a medical technology company focused on the development and commercialization of thin film electrode technology for cEEG and sEEG recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors and other related brain related disorders. The Company has also initiated a program to develop and commercialize electrodes targeted for spinal cord stimulation procedures to treat back-related pain from failed back surgeries. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence. Members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Boston Scientific, St. Jude Medical, Stryker Instruments, C.R. Bard, A-Med Systems, Sunshine Heart, Empi, Don-Joy and PMT.

We are developing our cortical, sheet and depth electrode technology to provide solutions for diagnosis through cEEG recording and sEEG recording and treatment through brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas by drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

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

Failed back surgery syndrome (“FBSS”) is a condition that produces chronic lower back/leg pain due to one or more failed back surgeries. Typically, it is related to patients that suffer with pain after surgery of the lumbar spine for degenerative disc disease. Re-operations are usually not recommended for these patients due to low success rates. These patients experience greater levels of pain, a lower quality of life, varying levels of disability and higher rate of unemployment. Spinal cord stimulation works by placing an electrodes(s) in a targeted area of the spine and then connected to an implantable pulse generator that sends electrical stimulation to the electrode to block the pain signals from reaching the brain.

Our cortical sheet electrode and depth electrode technology has been tested over the years by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester, Minnesota, in both pre-clinical models as well as through an IRB approval at Mayo Clinic for clinical research. Regarding our ablation electrode, the Cleveland Clinic has performed testing in bench top models and pre-clinical (or animal testing) modes. These pre-clinical tests have demonstrated that the technology is capable of recording, ablation and acute stimulation, although our technology remains in product development (meaning that additional trials will be needed prior to it being approved for sale by the U.S. Food and Drug Administration (the “FDA”)) for all of the recording (or diagnostic) and therapeutic modalities.

Prior to commercialization of our technology, we will have to obtain regulatory approval as discussed in “—Clinical Development and Regulatory Pathway” and “—Government Regulation” below.

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

1 American Association of Neurological Surgeons National Neurosurgical Procedural Statistics 2012.

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

Spinal Cord Stimulation

The market for spinal cord stimulation was reported to be $1.97 billion in the United States in 2017 as reported by Infinium Research in their Spinal Cord Stimulation Market Research report. The market includes the following indications: Failed Back Surgery Syndrome, Ischemic Limb Pain, and Complex Regional Pain Syndrome. Over half of this market is comprised of patients with FBSS. Certain studies have indicated a benefit for these patients suffering from chronic back and lower limb pain when they have been treated with electrical stimulation. Prior to the patient receiving an implant, they undergo a trial period that allows them to determine if they are receiving relief from the therapy while preventing a surgery to implant the pulse generator that provides the stimulation. If the trial period is successful, then the device is implanted in a follow-up procedure.

Artificial Intelligence

The brain consists of approximately 100 billion nerve cells, which are small wires that pass electrical signals to control all of its functions. There have been a number of successful clinical trials in which small metal wires, known as electrodes, are implanted in the brain to correct nerve damage using wireless communication between implanted wires to simulate functional nerve cells. In addition to correcting damaged nerve cells, certain scientists have theorized that if millions of wires could be implanted in the brain, these electrodes could present an opportunity to use artificial intelligence to create infrared sight, increase hearing or perfect memory recall. However, there currently is no commercially available manufacturing platform capable of making thousands of wires that can be placed within or on the brain and work reliably for the lifetime of a subject, and are soft enough to match the tissue of the brain, that avoid damage to the brain.

Limitations of Currently Available Therapies

There are a limited number of currently available products for diagnosis and treatment for people with neurological disorders such as epilepsy. Although the currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Lengthy diagnostic times: Patients spend one to four weeks in the hospital waiting to have seizures that will allow doctors to determine where the seizures are occurring.

●	Lower Accuracy: Historically, clinical electrode manufacturers primarily provided electrodes that sample brain tissue at approximately centimeter spacial scales. Advances in digital EEG acquisition have made recordings at sub-millimeter spatial scales possible, but high-spatial resolution EEG has been slow to impact clinical practice. Existing, higher spatial scales increase the potential for missing data that may be critical in the removal of brain tissue causing the irregular activity.

●	Need to perform a full craniotomy (invasiveness): Currently available cortical electrode technology is placed through a craniotomy, which requires removing the top part of the cranium and is a very painful and invasive procedure. Procedural times for a craniotomy range from a minimum of four to eight hours. A variety of complications can occur when a full craniotomy is performed, including but not limited to: stroke, bleeding, infection, seizures, swelling of the brain (which may require a second craniotomy), nerve damage, which may cause muscle paralysis or weakness, cerebrospinal fluid (CSF) leak, which may require repair, loss of mental functions and permanent brain damage with associated disabilities. The invasiveness, procedural times and possible surgical complications have limited the growth of surgical treatment of epilepsy.

●	Requirement for a surgical incision: Currently, when patients have been implanted with paddle electrodes in the spinal area, a surgical incision has been required. A technology that allows for percutaneous placement is desirable.

●	Limited number of contacts on an electrode: Paddle electrodes currently are available in a variety of sizes and number of contacts. Physicians want to explore adding a greater number of contacts on the same electrode in order to be able to be more precise in stimulating targeted areas.

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all in one product. In comparison to currently available technologies, we are currently developing our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	Reduced time for diagnosis: If we are successful in identifying brain activity more quickly, in offering a minimally invasive procedure and developing an all in one solution, we expect our technology will reduce overall procedural times. While our pre-clinical and clinical experience to date is very limited, our cortical grid technology under development has, in some cases, demonstrated the ability to provide hi fidelity recordings that have allowed physicians to identify the affected brain tissue causing seizures in hours versus weeks. This represents the potential for meaningful cost savings for hospitals and patients and improved quality of life for patients.

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology will be capable of recording at higher fidelity than current technologies used in EEG recording, we believe our technology may be able to more precisely determine the brain tissue causing seizures. Additionally, in the limited clinical tests performed by Mayo Clinic with five patients to date, our technology under development has identified what clinicians refer to as pre-seizure activity (made possible by the ability to detect brain activity using sub-millimeter spatial scales). We believe our technology under development may be able to improve outcomes compared to using other therapeutic technologies regardless of whether we are able to offer an all in one diagnostic and therapeutic solution.

●	Implantation via minimally invasive procedure with fewer post-procedure complications: We are currently developing an approach to deliver the cortical electrodes, including minimizing the invasiveness of the procedure. We expect that patients who have qualified for this therapy will be more accepting of a minimally-invasive procedure. Such a procedure would potentially reduce the patient’s pain, bleeding and other adverse events associated with a full craniotomy. Our technology is expected to also have fewer wires, also referred to as tails, exiting the patient’s head, which can also reduce the potential for infections. Furthermore, the material we currently use in our cortical electrodes has shown in pre-clinical evaluations to cause less inflammation than current electrode substrates as it appears more compatible with brain tissue. As discussed under “Our Strategy” below, our technology under development, if approved, will be implanted via a full craniotomy until such time, if ever, as we are able to develop our minimally invasive procedure.

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected high fidelity recording capabilities of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby eliminating the need for a second surgical procedure, reducing the likelihood of patient infection and minimizing the diagnostic, procedural and hospital costs. As discussed under “Our Strategy” below, our initial product offering will offer diagnostic-only capabilities while we advance the development of our all in one approach.

●	Percutaneous placement of spinal cord stimulation paddle electrodes with scalability options: Due to the thin film nature of our electrode technology, we believe that it may allow for percutaneous placement, thereby preventing the need to make surgical incisions to place the electrodes. Minimally invasive and percutaneously placed technologies have become almost a requirement for adoption with patients and physicians. In addition, our technology offers the ability to increase the number of contacts on a film that traditionally offers fewer contacts. Increasing the number of contacts may allow for more precise stimulation in the spine, potentially improving the therapeutic outcomes.

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, deep brain stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In December 2019, we announced that we received U.S. FDA 510(k) clearance to market our thin film cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. Our initial product offering will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. We believe, due to physician feedback, that our technology under development would represent a major improvement over existing cortical electrodes for the recording of brain activity. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is in the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement for centers and physicians, (iii) robust average selling prices, (iv) physician enthusiasm for our technology under development.

●	Launch depth electrodes for sEEG recording: Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology will offer advantages to current depth electrode technology and will enable us to offer a therapeutic solution using this technology in the future. As we develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

●	Introduce minimally invasive delivery system for cortical electrodes: Cortical electrodes generally require a craniotomy, which is a very invasive procedure that can cause patient complications. Because of this, many patients have opted to not have epilepsy surgery, instead accepting the consequences and risks associated with epilepsy. We intend to develop a procedure that may include a delivery system placed through a small circular incision in the skull for implantation of the cortical grid and strip electrodes. We believe this will increase patient willingness to accept the surgery and increase market penetration. Until we are able to develop this procedure, if at all, our initial product offering will be placed through traditional surgical means involving a craniotomy and may be less likely to be adopted by physicians and patients due to unwillingness of patients to undergo epilepsy surgery.

●	Develop percutaneous placed electrodes for spinal cord stimulation with scalable contact configurations: Given that many surgically placed technologies have become less invasive due to patient and physician demands, we believe that our flexible thin film technology will allow for percutaneous placement, thus potentially eliminating the need to make a surgical incision. By leveraging our existing FDA cleared cortical electrode technology, we may be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Utilize these core technologies to develop all in one diagnostic and therapeutic solutions: Patients currently undergo one surgical procedure for diagnosis (either to have a cortical electrode placed via a craniotomy or depth electrodes placed via holes drilled into the skull) and, hopefully after the brain recordings successfully indicate where the affected brain tissue is located, a second procedure or surgery is then required to treat the patient. There is strong physician interest in being able to perform both the diagnostic and therapeutic procedure concurrently. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose), ablate brain tissue and also provide both acute and long term stimulation. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) with human clinical data to PMAs. We will engage the FDA at the proper time to determine the most efficient clinical path.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are planning to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a hi-fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

●	Investigate the potential applications associated with Artificial Intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

The images under “Cortical Electrode,” from bottom to top, are images of our cortical electrode strip, our grid electrode, and the placement of the grid electrode on the brain, respectively. The images under “High Density Interconnect” are both images of our product that connects our electrodes to the head box, which is a piece of hardware that connects to electrodes to acquire, amplify, display, store and archive electrophysiological signals, and is integrated as part of our manufactured electrode product. The images under “Head Box” and “Signal Monitoring and Mapping” are images of the device which processes information received through the high density interconnect, and a sample output of data acquisition, respectively, neither of which is one of a Company product.

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

The Future of Neurology Mapping with NeuroOne

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

We are utilizing a number of resources to develop these technologies. We license three critical patents from WARF that are the foundation of the technology and we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic and Cleveland Clinic have been responsible for all pre-clinical studies of our technology under development to date. See “—WARF License” and “—Mayo Foundation for Medical Education and Research License and Development Agreement” below.

Below we have summarized, for each component of our technology under development, the current stage of development, the pre-clinical testing done to date by WARF, The Cleveland Clinic or Mayo Clinic on such component, if any, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory approval and timing of regulatory submissions:

Technology	Stage of Development and Pre-Clinical Testing to Date	Additional Expected Steps for Regulatory Approval
Cortical strip and grid electrodes for the diagnosis of epilepsy

The Company has finalized the design for the product and there are no further expected changes to the device (“design freeze”).

Pre-clinical testing and clinical testing on the final design has been conducted by Mayo Clinic and WARF (as described in “Mayo Clinic Studies” below).

The Company received FDA 510(k) clearance in the fourth calendar quarter of 2019.

There may be continued clinical evaluation of the technology under a pre-existing IRB research protocol approved by Mayo’s institutional review board, which will provide us with additional clinical evidence that may assist with product acceptance and launch.

Commercial launch is in process.

Depth electrodes for recording (diagnostic) purposes

Design freeze for one design; currently there are additional alternative designs under evaluation.

Bench top testing and pre-clinical tests (animal testing) were conducted in the third and fourth calendar quarters of 2018.

No clinical testing has been conducted to date.

The Company is currently evaluating two additional alternative designs for this product. Design freeze was completed in the fourth calendar quarter of 2018 for one of the three designs in consideration. Additional pre-clinical tests (including safety and performance tests) expected to occur in the first calendar quarter of 2020. The tests will need to demonstrate: biocompatibility (including extractables/leachables (whether the product results in any leaching of metals), and ease of implantation), which we estimate will require $100,000;

Sterilization validation and adoption, which we estimate will require $25,000 to complete; and

Electrical safety, which we estimate will require $60,000 to complete.

Pending the outcome of these tests, we expect to file for FDA 510(k) marketing clearance for one design in the second calendar quarter of 2020.

Minimally invasive cortical electrode delivery system

No design freeze.

An initial pre-clinical feasibility study was conducted by the Mayo Clinic utilizing their device with our cortical film technology in December 2018. Additional testing was completed at the University of Minnesota in the second and third calendar quarters of 2019.

Pre-clinical testing was conducted in the first calendar quarter of 2019, and regulatory requirements will continue to be evaluated as we develop the design of this product. The Company conducted additional cadaver studies in the second and third calendar quarters of 2019.

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

Additional pre-clinical testing at the Cleveland Clinic was completed in the second calendar quarter of 2020.

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

Future pre-clinical and clinical testing requirements for regulatory clearance will continue to be evaluated as we develop the design of this product

Spinal cord stim electrodes	No design freeze. No pre-clinical or clinical testing to date.

This device is in early stages of development. We expect to perform pre-clinical testing in mid-2020.

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

Future pre-clinical and clinical testing requirements for regulatory clearance will continue to be evaluated as we develop the design of this product

Depth electrode chronic stimulation devices	No design freeze. No pre-clinical testing, or clinical testing has been conducted to date

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

Conclusions reached by the physicians at Mayo Clinic were that thin, flexible polyimide electrodes (NeuroOne technology) provided recordings similar to standard clinical electrodes with reduced immunological response. In addition, the flexibility of polyimide electrodes may reduce pain and swelling associated with implantation of the device, and the single wire exiting the skull may reduce infection risk. The ability to record micro-seizure and single neuron brain activity may also provide additional useful clinical data. Combined, these properties suggest that the replacement of our current competitive silicone electrodes with polyimide substrate electrodes (NeuroOne technology) for recording brain activity for epilepsy could provide enhanced clinical value with reduced cost, reduced infection risk, and improved patient comfort.

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

Reimbursement

Coverage in the United States

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. Although the Centers for Medicare and Medicaid Services (“CMS”) and third-party payors have adopted coverage policies for our targeted indications, there is no guarantee this will continue at the same levels or at all in the future. Current Procedural Terminology, or CPT, is a medical code set that is used to report medical, surgical and diagnostic procedures and services to entities such as physicians, health insurance companies and accreditation organizations.

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

Research and Development

Our research and development team, which includes our Chief Technology Officer and two third party consultants who perform research and development activities for us, is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders as well as stimulation for spinal cord stimulation for back related pain.

Our research and development expenses were $1.5 million and $1.0 million for the years ended September 30, 2019 and 2018, respectively.

Competition

In the market for Epilepsy diagnosis, our cortical strip, sheet and depth electrode technology will likely compete with Integra Life Science’s Integra Epilepsy Strip, Grid and depth electrodes, which provide a similar function to our diagnostic technologies under development. These products are well established in the marketplace and Integra has greater resources than us, which could allow them to innovate faster. Ad-Tech Medical Instrument Corporation’s Epilepsy/LTM (subdural grid, strip and depth) electrodes, which have become the market leaders for diagnostic mapping in epilepsy, and PMT’s Cortac Strips and grid electrodes and Depthalon depth electrodes are used for recording brain activity similar to other competitive technologies. In addition, Dixie Medical has launched a product line of depth electrodes and CorTec has launched a cortical electrode product line called AirRay. Today’s success rates for seizure free post-operative conditions remain at 50%, which has limited patients’ willingness to undergo the currently highly invasive surgical procedure. We will also compete against other companies in early stages of development of thin film technologies.

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

In the neurostimulation market, we expect to compete with NeuroPace’s RNS system approved for epilepsy, Medtronic’s Activa system approved for Parkinson’s disease, Boston Scientific Vercise (indicated for Parkinson’s, dystonia and essential tremors), Abbott/St. Jude Medical’s Infinity DBS system (approved for Parkinson’s disease and essential tremors), Liva Nova/Cyberonic’s VNS therapy intended for patients suffering with epilepsy. We believe there are additional companies pursuing thin film electrode technology for use in the brain although none are expected to be commercially available in 2019. Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. We expect the key competitive factors affecting the success of our cortical strip and sheet electrodes under development, if successfully developed and approved, are likely to be: hi-fidelity recording that allows for detection of pre-seizure activity, ability to place the devices minimally invasively, deliverability of cortical grid, strip and depth electrode technology, ability to offer grid, strip and depth electrodes in various electrode shapes and sizes, potential reduction in infections and ability to record brain activity both on the surface using cortical grid and strip technology and deeper into the brain using depth electrodes concurrently.

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

WARF License

We have an Exclusive Start-Up Company License Agreement with WARF, pursuant to which WARF has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. We have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018, and would file an application for 510(k) marketing clearance with the FDA by February 1, 2019, which we submitted on January 28, 2019. WARF may terminate this license on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by March 31, 2020 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030.

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

See “Risk Factors”— We depend on intellectual property licensed from WARF for our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License.

Mayo Foundation for Medical Education and Research License and Development Agreement

We have entered into the Amended and Restated License and Development Agreement (the “Mayo Development Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”) to license worldwide (i) certain know how for the development and commercialization of products, methods and processes related to flexible circuit thin film technology for the recording of tissue and (ii) the products developed therefrom, and to partner with Mayo to assist the Company in the investigation, research application, development and improvement of such technology. Mayo has agreed to assist us by providing access to certain individuals at Mayo, or the Mayo Principal Investigators, in developing our cortical thin film flexible circuit technology, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure.

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

For additional information regarding the Mayo Development Agreement, see “Risk Factors—We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.”

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of September 30, 2019, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method and two pending U.S. patent applications filed by us and published on October 11, 2018 covering our applications and additional devices used during the diagnostic and therapeutic ablation and stimulation procedures. In addition, we filed a provisional patent in March 2019 to include coatings for application on our thin film electrode technology, a provisional patent application filed in June 2019 relating to minimally invasive delivery devices, electrodes, and related methods, and we filed a patent application in August 2019 relating to our spinal cord stimulation electrode advancements for patients suffering with nerve-related back pain. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent or patents are issued on our pending patent application, the resulting patent is projected to expire in 2038.

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

Trademarks

We have one pending U.S. trademark application for the “NeuroOneTM” trademark. We were issued a notice of allowance from the U.S. Patent and Trademark Office in December 2017, and on June 11, 2019, we received an approval of our extension request.

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

Government Regulation

Our cortical strip, grid and depth electrodes are a medical device subject to extensive and ongoing regulation by the FDA, the U.S. CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA’s QSR contained in 21 CFR Part 820, and the European Commission’s Directive 93/42/EEC concerning medical devices and its amendments.

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

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, and the requirement of compliance with substantially all of the QSR. However, a pre-market approval (“PMA application”), is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete. Based on FDA definitions, we believe our diagnostic strip, grid and depth electrode technology will be categorized by the FDA as a Class II device that does not require clinical testing and can be filed as a 510(k), similar to existing competitive technology. The Company expects that indications for treating epilepsy, Parkinson’s and other patients suffering from motor related neurological deficiencies via a permanent implant for chronic treatment will require a PMA process to commercially distribute in the United States.

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

Clinical Trials

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE, to the FDA. The Investigational Device Exemption (“IDE”) application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clinicaltrials.gov.

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

Devices are further segmented into the classes noted below. In vitro diagnostic devices have their own classification scheme and while active implantable devices do not follow the same classification system as provided by the Medical Devices Directive, they are subject to similar requirements as Class III devices:

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Federal Anti-Kickback and Self-Referral Laws

The federal Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all its relevant facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, or recommendations related to) federal healthcare covered business, the Anti-Kickback Statute has been implicated and potentially violated.

The penalties for violating the Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act (“ACA”). Specifically, as noted above, under the Anti-Kickback Statute, the government must prove the defendant acted “knowingly” to prove a violation occurred. The ACA added a provision to clarify that with respect to violations of the Anti-Kickback Statute, “a person need not have actual knowledge” of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (the “False Claims Act”).

We plan to provide the initial training to providers and patients necessary for appropriate use of our technology either through our own educators or by contracting with outside educators that have completed an appropriate training course. Outside educators are reimbursed for their services at fair market value.

Noncompliance with the Anti-Kickback Statute could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and civil and criminal penalties.

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

False Claims Act

The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

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

Foreign Corrupt Practices Act (“FCPA”)

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

Employees

As of September 30, 2019, we had four employees, all of whom are full-time, and all of whom are located in the United States, and we also retained the services of approximately 11 regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at c/o David Rosa, 7599 Anagram Drive, Eden Prairie, Minnesota 55344, and our telephone number is 952-426-1383. Our website address is www.neurooneinc.com. Information on our website is not part of this Annual Report.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties set forth below, as well as in any amendments or updates reflected in subsequent filings with the SEC. In assessing these risks, you should also refer to other information contained in this Annual Report, including our financial statements and related notes.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2019, we had an accumulated deficit of $17.2 million primarily as a result of expenses incurred in connection with our general and administrative expenses associated with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

To implement our business strategy we need to, among other things, successfully complete the development, testing and all required steps for regulatory approval of our depth electrodes for sEEG recording in the U.S., develop and introduce a minimally invasive delivery system for our cortical electrodes, develop an all-in-one diagnostic and therapeutic solution, successfully complete the necessary testing and clinical trials required for regulatory approval of our technology for ablation and stimulation therapies, gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy, convince physicians and patients that our technology, if approved, represents an improvement over existing diagnostic or treatment options, hire direct experienced sales representatives to market our technology, if approved, in the United States, evaluate international opportunities and initiate and successfully complete the approval processes in targeted geographies and engage in beneficial partnerships that can leverage our core technology. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations.

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

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

Upon the completion of the audit of our financial statements for the fiscal year ended September 30, 2019, and management’s assessment of our ability to continue as a going concern, we concluded there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended September 30, 2019, noting the existence of substantial doubt about our ability to continue as a going concern.

At September 30, 2019, we had $0.3 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies or grant licenses on terms that are not favorable to us.

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

We have no products that are approved for commercial sale. We initially plan to seek regulatory approval to commercialize our cortical strip, grid electrode and depth electrode technology under development in the United States and we may seek approval to commercialize in select international geographies. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development, regulatory approval and eventual commercialization. The success of any products that we develop will depend on several factors, including:

●	FDA approval of our planned regulatory pathway (or approval of foreign regulatory body if we seek approval in any jurisdiction outside the United States);

●	successful completion of all necessary pre-clinical testing and clinical trials;

●	receipt of timely commercialization approvals from applicable regulatory authorities;

●	our ability to procure and maintain suppliers and manufacturers of the components of our current cortical strip, grid electrode and depth electrode technology and future versions;

●	launching commercial sales of our cortical strip, grid electrode and depth electrode technology, if approved for marketing;

●	market acceptance of our cortical strip, grid electrode and depth electrode technology, if approved, by people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, the medical community and third-party payors;

●	our ability to obtain extensive coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology and implantation procedures;

●	our success in educating healthcare providers and people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders about the benefits, administration and use of our cortical strip, grid electrode and depth electrode technology and future versions;

●	the prevalence and severity of adverse events;

●	the perceived advantages, cost, safety, convenience and accuracy of alternative therapies;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our cortical strip, grid electrode and depth electrode technology and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and

●	obtaining and maintaining a continued acceptable performance and safety profile of our cortical strip, grid electrode and depth electrode technology following approval.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market for the diagnosis and treatment of epilepsy, Parkinson’s disease, essential tremors and other brain related disorders by securing broad market acceptance of our cortical strip, grid electrode and depth electrode technology under development. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. If developed as anticipated, we believe that the primary competitive factors of our cortical strip, grid electrode and depth electrode technology under development will be: reduced infections, ability to record additional brain activity, minimally invasive surgical procedure, ease of use and cost effectiveness. We face significant competition in the United States and internationally, which we believe will intensify. For example, our major competitors (i) in the market for diagnosis are PMT, Ad-Tec Medical and Integra Lifesciences, (ii) in the market for neuro-ablation are Medtronic and Monteris Medical and (iii) in the market for neurostimulation are Medtronic, Boston Scientific, NeuroPace Biotronik and Abbott. Each of the foregoing competitors has systems approved in the United States and certain foreign jurisdictions and has been established for several years. We face a particular challenge overcoming the long-standing practices by some physicians of using the existing technology of our larger, more established competitors. Physicians may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try to subsequently adopt our product, then we may never achieve profitability and such failure to adopt our product could have a material adverse effect on our business, financial condition and operating results.

Additionally, the Mayo Clinic is conducting testing of its own minimally invasive cortical electrode delivery device. In the event the Mayo Clinic completes development of its own device prior to us, we may forego completing development of our device and we may be unable to enter into any arrangement with Mayo Clinic relating to its device. If we are unable to pursue the development of a minimally invasive cortical electrode device, this may delay our ability to become profitable and we could be forced to terminate our operations.

In addition to facing competition from major competitors and potentially our development partner, we may also face competition from other emerging competitors or smaller companies with active development programs that may emerge in the future.

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

We depend on intellectual property licensed from Wisconsin Alumni Research Foundation (“WARF”) for our technology under development, and the termination of this license would harm our business.

WARF has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. See “Business — WARF License” for additional information regarding our license agreement with WARF.

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018 and file an application for 510(k) marketing clearance with the FDA by February 1, 2019, which we filed on January 28, 2019. WARF may terminate this license in the event that we fail to meet these milestones on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate this license (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by March 31, 2020 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain.

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

We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.

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

Even if we have our cortical strip, grid electrode and depth electrode technology approved for commercial sale, if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States.

We are an early stage development company with limited resources. Even if we had products available for sale, which we currently do not, we have not secured sufficient sales and marketing staff at this early stage of operations to sell products. To achieve commercial success in the United States for our cortical strip, grid electrode and depth electrode technology, we will need to expand our sales and marketing infrastructure to drive adoption of our products, which will include a team of educators that will train healthcare providers and people with brain related disorders on the benefits and use of our cortical strip, grid electrode and depth electrode technology. There is significant competition for sales personnel experienced in relevant medical device sales. We expect that we will face significant challenges as we recruit and subsequently grow our sales and marketing infrastructure. If we are unable to attract and retain sufficient, and skilled, sales and marketing representatives, our sales could be adversely affected. If one of our sales or marketing representatives were to depart and be retained by one of our competitors, they could help competitors solicit business from customers, which could further harm our sales. In addition, if our sales and marketing representatives or educators fail to achieve their objectives or if we are not able to recruit and retain a network of educators, we may not be able to successfully train healthcare providers on the use of our cortical strip, grid electrode and depth electrode technology, which could delay new sales and harm our reputation.

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

If approved for sale, we anticipate that we will derive nearly all of our U.S. revenue from the sales of our cortical strip, grid electrode and depth electrode technology or future versions thereof. As a result, our financial condition and operating results will be highly dependent on the ability of our sales representatives to adequately promote, market and sell our cortical strip, grid electrode and depth electrode technology and the ability of our educators to train healthcare providers on the use of our cortical strip, grid electrode and depth electrode technology. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned products, or enhance the strength of our brand, either of which could impair our projected sales growth and have an adverse impact on our business.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our officers and advisory board members. Although we have an employment agreement with David Rosa, he (and each of our other key employees) may terminate his employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. Our patent estate consists of three issued United States patents licensed from WARF relating to a neural probe array and thin-film micro electrode array and method, and two pending U.S. patent applications filed by us and published October 11, 2018 relating to a wide variety of concepts, ranging from accessories for brain surgery to ablation and stimulation concepts for both cortical and depth electrodes. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent is issued on our pending patent application, the resulting patent is projected to expire in 2038. We continue to review new technological developments in order to make decisions about what additional filings would be the most appropriate for us. We also plan to seek patent protection for our proprietary technology in select countries internationally. We also have one pending U.S. trademark application and one pending foreign trademark application, as well as one foreign trademark registration. We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents licensed from WARF as well as our pending U.S. patent application relate to our cortical and depth electrode technologies and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any patent application will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The motion for dismissal states that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition. On January 7, 2019, the judge granted the motion for dismissal with respect to PMT’s claim for breach of the duty of good faith and fair dealing, and denied the motion for dismissal with respect to the other claims presented. Discovery is now virtually complete. On June 28, 2019, the Company presented to the special master evidence of what it believed to reflect significant litigation misconduct by PMT relating to a manufactured non-compete agreement for Wade Fredrickson that it had attempted to pass off as a business record of PMT. Based on the evidence presented, the special master ruled that PMT had waived the attorney client privilege with respect to certain communications with respect to the Fredrickson non-compete with both its former and current litigation counsel and authorized a deposition of the former litigation counsel concerning these communications. On August 30, 2019 the Hennepin County District Court heard dispositive motions in this case. The district court judge indicated some claims would likely be tried to a jury and encouraged the parties to settle.

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court has set the sanctions hearing for December 17, 2019 and December 18, 2019, and indicated any remaining claims would be tried in May 2020. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

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

Our products and operations are subject to extensive and rigorous regulation by the FDA under the FDCA and its implementing regulations, guidance, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.

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

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: compliance with the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk of health posed by the device or to remedy a violation of the FDCA; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur. Manufacturers are also required to register and list their devices with the FDA, based on which the FDA will conduct inspections to ensure continued compliance with applicable regulatory requirements.

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

We will be subject to the FCPA, the U.K. Bribery Act and other anti-corruption and anti-money-laundering laws, as well as export control laws, customs laws, sanctions laws and other laws governing our future global operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our future global operations will expose us to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

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

Although we will not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from government health insurance programs or other third-party payors for our cortical strip, grid electrode and depth electrode technology, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, but are not limited to:

●	the Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

●	HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

●	federal “sunshine” requirements imposed by the ACA on device manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA; and

●	foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), and the country-specific regulations that implement Directive 95/46/EC, which impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, and may be stricter than U.S. laws.

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

While one often stated goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the ACA was enacted in March 2010. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the ACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research; and

●	implements payment system reforms including value-based payment programs, increased funding for comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, the Tax Act was signed into law by President Trump. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, guidance on tax reform continues to be released and such guidance may adversely affect our business and financial condition. While the new federal tax law did not extend the moratorium on the medical device excise tax, the reinstatement of which could negatively impact our operating results as we begin full commercialization of our platforms in the United States, the moratorium was subsequently extended until 2020. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our Common Stock is likewise uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in our Common Stock. The decrease in the corporate tax rate resulted in changes in the valuation of our deferred tax assets and liabilities.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, devices and treatments to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our Common Stock and their respective affiliates, in the aggregate, beneficially own approximately 44.3% of our outstanding Common Stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our Company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

As of September 30, 2018, our management identified certain internal control deficiencies, which management believed constituted material weaknesses. These material weaknesses were remediated as of September 30, 2019; however, any failure to maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we have a public float of $75 million or greater.

During the audits for the period ended September 30, 2018, we determined that our internal control over financial reporting was not effective due to material weaknesses relating to: (i) accounting for non-routine and complex debt and equity transactions, (ii) the financial statement close and reporting process, (iii) accounting for routine transactions, and (iv) segregation of duties. Management determined that we have remediated these material weaknesses as of September 30, 2019.

However, if we fail to maintain effective internal controls and procedures for financial reporting, it could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

As of September 30, 2019, we had outstanding warrants to purchase an aggregate of 7,265,598 shares of Common Stock at a weighted average exercise price of $2.55 per share, and options to purchase an aggregate of 845,840 shares of Common Stock at a weighted average exercise price of $1.82 per share. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Historical Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies such as, reduced disclosure obligations regarding executive compensation in our annual and periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We will remain a “smaller reporting company” as long as (i) our public float remains less than $250 million or (ii) our annual revenues are less than $100 million and we either have no public float, or our public float is less than $700 million. Public float is measured as of the last business day of our most recently-completed second fiscal quarter, and annual revenues are as of the most recently completed fiscal year for which audited financial statements are available. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

In connection with the Acquisition, the liabilities existing in Original Source Entertainment, Inc. at the time of the Acquisition were cancelled or paid by a related party, as required by the Merger Agreement with NeuroOne, Inc. and OSOK Acquisition Company (the “Merger Agreement”). Despite this requirement and the representations and warranties of Original Source Entertainment, Inc. in the Merger Agreement, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of Original Source Entertainment, Inc. that may become material liabilities we are subject to in the future. If we are subject to material liabilities as a result of the conduct of Original Source Entertainment, Inc., we may have limited recourse for such liabilities, which could have a material impact on our business and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease office space in Eden Prairie, Minnesota.

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

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne, Inc. and Mark Christianson to its existing lawsuit against Wade Fredrickson. In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, Inc., PMT alleges that the Company and NeuroOne, Inc. were unjustly enriched and engaged in unfair competition. PMT asks the Fourth Judicial District Court of the State of Minnesota (the “Court”) to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest.

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

In April 2019 PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019 the Company presented evidence indicating that PMT had participated in a fraud on the Court, and sought an Order that PMT had waived the attorney client privilege. On August 30, 2019 the Hennepin County District Court heard dispositive motions in this case. The district court judge indicated some claims would likely be tried to a jury and encouraged the parties to settle.

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court has set the sanctions hearing for December 17, 2019 and December 18, 2019, and indicated any remaining claims would be tried in May 2020. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

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

The following table presents the range of high and low closing bid information for our common equity for each full quarterly period the three most recent fiscal years, as quoted by the OTC.

	High	Low
Fiscal Year Ended September 30, 2019
First Quarter	$7.79	$4.60
Second Quarter	$9.89	$3.71
Third Quarter	$5.00	$2.14
Fourth Quarter	$3.80	$1.77

Fiscal Year Ended September 30, 2018
First Quarter	$3.50	$2.02
Second Quarter	$4.22	$3.50
Third Quarter	$6.00	$3.55
Fourth Quarter	$10.00	$3.00

Fiscal Year Ended September 30, 2017
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$1.50	$1.50
Fourth Quarter	$4.15	$1.50

Stockholders

On November 30, 2019, there were 146 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Action Stock Transfer Corporation.

Shares Available Under the Plan

The following table presents information as of September 30, 2019 with respect to compensation plans under which shares of our Common Stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	845,840	$1.82	1,489,759	(2)
Total	845,840	$1.82	1,489,759	(2)

(1)	The number of shares of Common Stock reserved for issuance under our 2017 Equity Incentive Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our Common Stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)	Consists of 1,078,663 shares remaining available for issuance under the 2017 Equity Incentive Plan and 411,096 shares remaining available for issuance under the 2016 Equity Incentive Plan. Upon the closing of the Acquisition, we no longer granted awards under the 2016 Equity Incentive Plan, and all awards are granted under the 2017 Equity Incentive Plan.

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

Change in Fiscal Year

In September 2018, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company’s fiscal year end from December 31 to September 30. The Company’s fiscal year now begins on October 1 and ends on September 30 of each year. As a result of the change, we reported our financial results for the transition period ended September 30, 2018 on our Transition Report on Form 10-KT filed with the SEC on December 12, 2018, and we are reporting our results for the first full fiscal year ended September 30, 2019 in this Annual Report.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, when financial results for the fiscal year ended September 30, 2019 are compared to financial results for the prior year period, the results compare the twelve-month period ended September 30, 2019 to the results for the twelve-month period ended September 30, 2018, which were filed as Exhibit 99.1 to our Transition Report on Form 10-KT.

Overview

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our cortical strip, grid electrode and depth electrode technology is still under development, we do not yet have regulatory approval in any jurisdiction to sell any commercial products and we have not generated any revenue from commercial sales.

We have incurred losses since inception. As of September 30, 2019, we had an accumulated deficit of $17.2 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Our main source of cash to date has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At September 30, 2019, we had $0.3 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters and product costs not directly related to research and development. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our cortical strip, grid electrode and depth electrode technology, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our cortical strip, grid electrode and depth electrode technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. Lastly, de minimis income from the sale of prototype products and related materials are offset against research and development expenses.

We expect our research and development expenses to significantly increase over the next several years as we develop our cortical strip, grid electrode and depth electrode technology and conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs related to our Series 1 Notes (as defined below), Series 2 Notes (as defined below) and Series 3 Notes (as defined below) prior to their respective conversions. The Series 1 Notes, Series 2 Notes and Series 3 Notes accrued interest at a fixed rate of 8% per annum while outstanding.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives include the change in the fair value of warrant liability and the premium conversion derivatives during the particular period while the warrant liability and the premium conversion derivatives were outstanding.

Loss on note extinguishments, net

Loss on note extinguishments, net includes the gain or loss associated with debt instrument modifications accounted for as note extinguishments.

Results of Operations

Comparison of the Fiscal Year Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the fiscal years ended September 30, 2019 and 2018.

	For the year ended September 30,
	2019	2018	Period to Period Change

Operating expenses:
General and administrative	$4,284,205	$3,215,729	$1,068,476
Research and development	1,529,189	950,011	579,178
Total operating expenses	5,813,394	4,165,740	1,647,654
Loss from operations	(5,813,394)	(4,165,740)	(1,647,654)
Interest expense	(284,557)	(1,101,179)	816,622
Net change in fair value for the warrant liability and premium conversion derivatives	(129,763)	174,048	(303,811)
Loss on note extinguishments, net	(553,447)	(1,665,401)	1,111,954
Net loss	$(6,781,161)	$(6,758,272)	$(22,889)

General and administrative expenses

General and administrative expenses were $4.3 million for the year ended September 30, 2019, compared to $3.2 million for the year ended September 30, 2018. The increase was primarily due to payroll costs associated with new employee hires related to the business development function and due to an increase in legal costs, accounting expenses and board of director fees primarily related to increased public company related costs. These expense increases were offset in part by a decrease in stock-based compensation during the year ended September 30, 2019 when compared to the prior year period.

 Research and development expenses

Research and development expenses were $1.5 million for the year ended September 30, 2019, compared to $1.0 million for the year ended September 30, 2018. The increase during fiscal 2019 over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies. Lastly, a de minimis amount of offsetting income from the sale of prototype products and related materials to a medical institution was recorded during the year ended September 30, 2019 in the amount of $6,000. There was no offsetting income recorded against research and development expenses in the prior year.

Interest expense

Interest expense was $0.3 million for year ended September 30, 2019 compared to $1.1 million for the year ended September 30, 2018. The decrease was primarily due to conversion of the Series 1 Notes and Series 2 Notes in July 2018, and the conversion of the Series 3 Notes in February 2019, resulting in lower non-cash interest expense of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes during the year ended September 30, 2019 in comparison to interest expense of $0.2 million and amortization of debt issuance costs of $0.9 million related to the Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the year ended September 30, 2018.

Net change in fair value for the warrant liability and premium conversion derivatives

The net change in fair value for the warrant liability and premium conversion derivatives for the year ended September 30, 2019 and 2018 was an expense of $0.1 million and a benefit of $(0.2) million, respectively. The change was due primarily to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Series 1 Notes, Series 2 Notes and Series 3 Notes that were outstanding during the relevant period.

Loss on note extinguishments, net

Non-cash loss on note extinguishments, net for the year ended September 30, 2019 was $0.6 million as compared to $1.7 million during the year ended September 30, 2018, resulting in a decrease period over period stemming from the level of modifications to and conversions of the convertible promissory notes period over period.

During the year ended September 30, 2019, the Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. During the year ended September 30, 2018, the Series 1 Notes and Series 2 Notes were amended in November 2017 and the Series 3 Notes were amended in December 2017. The amendment for the Series 1 Notes extended the maturity date by approximately eight months and revised certain warrant and other provisions. The amendment for the Series 2 Notes added additional warrant coverage and extended the maturity date by approximately five months. The amendment for the Series 3 Notes accelerated the maturity date from October 2022 to December 2018 and revised certain formulaic provisions contained in the underlying embedded conversion features. Lastly, the Series 2 Notes were amended again in March 2018 whereby new warrants and embedded conversion features were added. As a result of the modifications made to the Series 1 Notes, Series 2 Notes and Series 3 Notes as discussed in this paragraph, the amendments were accounted for as note extinguishments.

Liquidity and Capital Resources

Historical Capital Resources

As of September 30, 2019, our principal source of liquidity consisted of cash deposits of $0.3 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

Common Stock Offering:

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, has issued and sold 141,666 shares of the Company’s common stock to the accredited investors at a price of $1.80 per share, for gross proceeds amounting to $0.3 million before deducting offering expenses.

In connection with the private placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 555,555 shares for total gross proceeds to the Company of up to $1,000,000. The Company intends to use the net proceeds from this private placement for funding operations or working capital and general corporate purposes. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement within 60 days of the termination of the private placement.

Paulson Convertible Notes Offering

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement, agreed to issue and sell to the investors 13% convertible promissory notes (each, a “Paulson Note” and collectively, the “Paulson Notes”) and warrants (each, a “Paulson Warrant” and collectively, the “Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount.

The Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020. If the Company raises more than $3,000,000 in an equity financing before the Maturity Date (the “Qualified Financing”), each subscriber shall have the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s Paulson Note (the “Outstanding Balance”) into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing and (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction occurs prior to the earlier of a Qualified Financing or the maturity date, the Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on December 3, 2019, the Company issued Paulson Warrants exercisable for 864,913 shares of Common Stock in connection with all closings of the private placement. The Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

In connection with the private placement, Paulson Investment Company (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of the Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 15% of the total amount of shares of Common Stock into which the Paulson Notes are convertible, at an exercise price equal to the offering price of the Company’s securities in the next Qualified Financing.

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

In connection with the 2019 Private Placement, the Company entered into a Registration Rights Agreement with each of the New Purchasers, each dated as of the New Purchasers’ respective closing dates, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock sold in the 2019 Private Placement and the shares of Common Stock issuable upon exercise of the 2019 Warrants. The Company filed the initial registration statement relating to the resale of the Units sold in the 2019 Private Placement on July 15, 2019 and it became effective on August 8, 2019.

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

In connection with the 2019 Private Placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of Units sold by Paulson. In addition to the brokers’ commission, the Company issued 5-year warrants Paulson to purchase Common Stock equal to 10% of the total amount of Shares sold by Paulson in the 2019 Private Placement at an exercise price of $2.75 per share. On July 1, 2019, 193,417 broker warrants were issued to Paulson.

Also in connection with 2019 Private Placement, HRA Capital, an affiliate of one of our greater than 5% beneficial owners of our Common Stock, received a cash commission equal to 8% of the gross proceeds from the sale of Units sold by HRA. In addition, the Company issued 5-year warrants to HRA to purchase an amount of Common Stock equal to 8% of the Shares sold by HRA at an exercise price of $3.00 per share. On July 1, 2019, 17,760 broker warrants were issued to HRA. Lastly, in July 2019, we agreed to compensate HRA with additional 5-year warrants to purchase an amount of common stock equal to 135,512 shares at an exercise price of $2.00 per share for HRA’s ultimate participation in the 2019 Private Placement.

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

Series 3 Notes and Warrants

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). The Company initially entered into a subscription agreement with certain accredited investors and closed an initial private placement of the Series 3 Notes in October 2017. In December 2017 and December 2018, the Company and holders of a majority in aggregate principal amount of the Series 3 Notes entered into an amended and restated subscription agreement to amend the terms of the Series 3 Notes and Series 3 Warrants. The Series 3 Notes, as amended, required us to repay the principal and accrued and unpaid interest thereon at June 30, 2019.

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

Unsecured Loans

In December 2018, the Company received gross proceeds from an unsecured loan represented by one promissory note in the amount of $100,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or December 12, 2019. The loan was repaid in full by June 30, 2019,

In November 2018, the Company received cash gross proceeds from unsecured loans represented by two promissory notes in the amounts of $45,000 and $100,000 from a stockholder owning or a stockholder affiliated with stockholders owning over 5% of the Company’s common stock. The loans were interest free and required that the Company repay the principal in full on the earlier of the closing of an equity round of financing of the Company resulting in more than $5 million in gross proceeds or November 14, 2019. The loans were repaid in full by June 30, 2019.

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

On March 20, 2018, the Company received cash proceeds from an unsecured loan, represented by a promissory note, for $115,000 from a stockholder owning over 5% of the Company’s common stock. The loan was interest free and the Company repaid the principal in full in the second quarter of 2019 as required on the earlier to occur of (i) March 20, 2019 or (ii) the closing of an equity round of financing of the Company that raises more than $3 million in gross proceeds. The loan included customary events of default provisions. The loan was repaid in full by June 30, 2019.

Funding Requirements and Outlook

We have no current source of revenue to sustain our present activities, outside of our current cash balance of $0.3 million at September 30, 2019, and we do not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve our cortical strip, grid electrode and depth electrode technology under development and we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended September 30, 2019 and for the nine month transition period ended September 30, 2018, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

We have agreements with WARF and Mayo that require us to make certain milestone and royalty payments.

Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales, with a minimum annual royalty payment of $50,000 for calendar year 2019, $100,000 for 2020 and $150,000 for 2021 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicenses contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Mayo Development Agreement, we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further is due until we start selling our products.

Refer to: “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from Wisconsin Alumni Research Foundation for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo Foundation for Medical Education and Research to license certain know how for the development and commercialization of our technology.”

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

As noted above, we received 510(k) marketing clearance for our Evo Cortical Electrode in the fourth calendar quarter of 2019.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Year Ended
	September 30,
	2019	2018

Net cash used in operating activities	$(5,395,957)	$(2,840,477)
Net cash used in investing activities	(123,352)	(147,009)
Net cash provided by financing activities	5,766,798	2,930,717
Net increase (decrease) in cash	$247,489	$(56,769)

Net cash used in operating activities

Net cash used in operating activities was $5.4 million for the year ended September 30, 2019, which consisted of a net loss of $6.8 million partially offset by non-cash interest, depreciation related to property and equipment, amortization related to intangibles, stock-based compensation, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities and note extinguishments, totaling $1.5 million in the aggregate. Lastly, a net decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other assets, in the aggregate net cash use of $0.1 million, contributed to the net cash usage in operating activities. Net cash used in operating activities over the next year are expected to increase as payments are made related to accrued legal services incurred through September 30, 2019.

Net cash used in operating activities was $2.8 million for the year ended September 30, 2018, which consisted of a net loss of $6.8 million partially offset by non-cash interest, amortization related to intangibles, stock-based compensation, discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities related to the Series 1 Notes, Series 2 Notes and Series 3 Notes, and note extinguishments totaling $3.1 million in the aggregate. Lastly, a $0.8 million net increase in accounts payable and accrued expenses offset a portion of the net cash used in operating activities.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for the year ended September 30, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development of $65,000 and the purchase of equipment and equipment totaling $58,352.

Net cash used in investing activities was $0.1 million for the year ended September 30, 2018 and consisted of payments owed under the terms of the Mayo Development Agreement and the 2017 WARF Agreement for the purchase of patent licenses for research and development.

Net cash provided by financing activities

Net cash provided by financing activities was $5.8 million for the year ended September 30, 2019, which consisted of net proceeds received from the 2018 and 2019 Private Placement of common stock and warrants totaling $5.6 million. Additionally, proceeds from the exercise of stock options and warrants of $0.5 million, offset by net repayments of unsecured loans in the amount of $0.3 million, contributed to the balance of financing activities during the year ended September 30, 2019.

 Net cash provided by financing activities was $2.9 million for the year ended September 30, 2018, which consisted of net proceeds received from the 2018 Private Placement of common stock and warrants totaling $1.1 million, the issuance of the Series 3 Notes and Warrants of $1.5 million and the net issuance of unsecured loans in the amount of $0.3 million during the year ended September 30, 2018.

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

As of September 30, 2019 and 2018, the fair values of cash, accounts payable, accrued expenses and the unsecured loans approximated their carrying values because of the short-term nature of these assets or liabilities while outstanding. The estimated fair value of the convertible promissory notes while outstanding was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes while outstanding was based on both the estimated fair value of our Common Stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments which were based on Level 3 inputs.

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

Common Stock Valuation Methodology

Prior to September 30, 2019, the valuation of our common stock was based on our estimated enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company, prior to September 30, 2019, was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, we relied on both forward revenue multiples from guideline public companies (“GPC”) for calendar years 2019 through 2021 as well as on private equity transitions that were completed. The resulting equity value from the GPC method was allocated to common stock using the option pricing method, and a DLOM was applied. As of September 30, 2019, we are utilizing the stock market price as quoted on the OTCQB as the basis for the fair value of our common stock given our assessment that the Company is no longer impacted materially by trading liquidity.

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

Recent Accounting Pronouncements

See Note 3 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

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

Eden Prairie, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NeuroOne Medical Technologies Corporation (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of their operations and their cash flows for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Minneapolis, Minnesota

December 20, 2019

NeuroOne Medical Technologies Corporation

Consolidated Balance Sheets

	As of September 30,
	2019	2018

Assets
Current assets:
Cash	$260,749	$13,260
Prepaid and other assets	41,002	5,378
Total current assets	301,751	18,638
Intangible assets, net	178,838	200,081
Property and equipment, net	52,026	—
Total assets	$532,615	$218,719

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,152,472	$221,235
Accrued expenses	617,721	1,591,022
Unsecured loans	—	283,000
Convertible promissory notes, net and accrued interest	—	1,393,804
Premium conversion derivatives	—	308,395
Total current liabilities	1,770,193	3,797,456
Warrant liability	—	817,155
Total liabilities	1,770,193	4,614,611

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2019 and 2018; no shares issued or outstanding as of September 30, 2019 and 2018.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2019 and 2018; 13,493,705 and 9,656,505 shares issued and outstanding as of September 30, 2019 and 2018, respectively.	13,494	9,657
Additional paid–in capital	15,987,799	6,052,161
Accumulated deficit	(17,238,871)	(10,457,710)
Total stockholders’ deficit	(1,237,578)	(4,395,892)
Total liabilities and stockholders’ deficit	$532,615	$218,719

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Operations

	Year ended September 30, 2019	Nine months ended September 30, 2018
Operating expenses:
General and administrative	$4,284,205	$2,676,872
Research and development	1,529,189	715,086
Total operating expenses	5,813,394	3,391,958
Loss from operations	(5,813,394)	(3,391,958)
Interest expense	(284,557)	(763,065)
Net change in fair value for the warrant liability and premium conversion derivatives	(129,763)	336,596
Loss on note extinguishments	(553,447)	(1,314,487)
Net loss	$(6,781,161)	$(5,132,914)
Net loss per share:
Basic and diluted	$(0.57)	$(0.61)
Number of shares used in per share calculations:
Basic and diluted	11,857,571	8,420,529

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	7,864,994	$7,865	$280,320	$(5,324,796)	$(5,036,611)
Issuance of common stock upon short term notes and convertible notes extinguishments	1,146,311	1,147	2,348,790	—	2,349,937
Issuance of warrants and warrant liability reclassification in connection with short-term notes and convertible notes extinguishments	—	—	2,008,796	—	2,008,796
Issuance of common stock under 2018 private placement	445,200	445	824,449	—	824,894
Issuance of warrants under 2018 private placement	—	—	288,106	—	288,106
Issuance costs related to 2018 private placement	—	—	(173,067)	—	(173,067)
Issuance of common stock for consulting services	200,000	200	469,300	—	469,500
Stock-based compensation	—	—	5,467	—	5,467
Net loss	—	—	—	(5,132,914)	(5,132,914)
Balance at September 30, 2018	9,656,505	9,657	6,052,161	(10,457,710)	(4,395,892)

Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Issuance of common stock under 2019 and 2018 private placements	2,508,179	2,508	4,558,707	—	4,561,215
Issuance of warrants under 2019 and 2018 private placements	—	—	1,709,233	—	1,709,233
Issuance costs related to 2019 and 2018 private placements	—	—	(1,168,679)	—	(1,168,679)
Issuance of warrants to brokers related to 2019 and 2018 private placements	—	—	378,838	—	378,838
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Granting of options previously recorded as a liability	—	—	38,696	—	38,696
Stock–based compensation	—	—	324,205	—	324,205
Exercise of stock options	198,043	198	52,313	—	52,511
Issuance of stock awards	10,503	11	24,990	—	25,001
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(6,781,161)	(6,781,161)
Balance at September 30, 2019	13,493,705	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Consolidated Statements of Cash Flows

	Year ended September 30, 2019	Nine months ended September 30, 2018
Operating activities
Net loss	$(6,781,161)	$(5,132,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	27,569	16,291
Stock-based compensation	491,749	486,120
Non-cash interest on convertible notes	51,333	152,045
Non-cash discount amortization on short-term notes and convertible notes	233,224	611,020
Revaluation of premium conversion derivatives	111,195	(371,831)
Revaluation of warrant liability	18,568	35,235
Loss on notes extinguishments	553,447	1,314,487
Change in assets and liabilities:
Prepaid and other assets	(35,624)	1,768
Accounts payable and accrued expenses	(66,257)	658,572
Net cash used in operating activities	(5,395,957)	(2,229,207)
Investing activities
Purchase of intangible assets	(65,000)	(55,000)
Purchase of property and equipment	(58,352)	—
Net cash used in investing activities	(123,352)	(55,000)
Financing activities
Proceeds from issuance of convertible promissory notes	—	432,849
Proceeds from issuance of warrants associated with convertible notes	—	442,151
Proceeds from issuance of common stock in connection with private placement	4,561,215	824,894
Proceeds from issuance of warrants in connection with private placement	1,709,233	288,106
Issuance costs in connection with private placement	(689,494)	—
Exercise of warrants	416,333	—
Exercise of stock-options	52,511	—
Proceeds from unsecured loans	245,000	283,000
Repayment of unsecured loans	(528,000)	—
Net cash provided by financing activities	5,766,798	2,271,000
Net increase (decrease) in cash	247,489	(13,207)
Cash at beginning of period	13,260	26,467
Cash at end of period	$260,749	$13,260
Supplemental non-cash financing and investing transactions:
Conversion of short term notes and convertible promissory notes to equity	$1,678,361	$2,063,361
Exercise of premium conversion derivative liability	$419,590	$—
Reclassification of warrant liability to equity	$835,723	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$168,384
Issuance of additional warrants in connection with short-term notes and convertible promissory notes modifications	$—	$829,378
Change in accounts payable and accrued expenses attributed to private placement and convertible note issuance costs	$100,347	$175,917
Non-cash issuance of broker warrants in connection with private placements	$378,838	$—
Stock-based compensation liability reclassification to equity	$11,153	$—

See accompanying notes to consolidated financial statements

NeuroOne Medical Technologies Corporation

Notes to Consolidated Financial Statements

NOTE 1 - Organization and Nature of Operations

NeuroOne Medical Technologies Corporation (the “Company”), a Delaware Corporation, is an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders.

To date, the Company has recorded no product sales and has a limited expense history. The Company is currently raising capital to fund the development of its proprietary technology and is seeking regulatory clearances required to initiate commercial activities.

The Company is based in Eden Prairie, Minnesota.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $17,238,871 as of September 30, 2019. The Company has not established a source of revenues to cover its operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

Through September 30, 2019, the Company has completed a $528,000 unsecured loan financing, a $253,000 short-term promissory note financing (which notes were amended and restated to become convertible promissory notes), a $1,625,120 convertible promissory note financing of a planned $2.5 million subscription and a second $1,540,000 convertible promissory note financing of a planned $2 million subscription. All of the convertible notes were ultimately converted into common stock and warrants. In addition, the Company entered into two private placement transactions of its common stock and warrants beginning in July 2018 and December 2018, whereby $7.4 million in gross proceeds were raised out of a planned $11.8 million maximum offering under the subscription agreements for both private placements through September 30, 2019.

The Company does not have adequate liquidity to fund its operations without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, if the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America. In September 2018, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company’s fiscal year end from December 31 to September 30. The Company’s fiscal year now begins on October 1 and ends on September 30 of each year, starting on October 1, 2018 (“the nine month transition period”). For comparative purposes, the transition period of January 1, 2018 to September 30, 2018 is included in the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of September 30, 2019, the Company had $11,749 of deposits in excess of federally insured amounts.

Common Stock Valuation

As of September 30, 2019, the Company is utilizing pricing as quoted on the OTC Market as the basis for the fair value of the Company’s common stock. Prior to September 30, 2019, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock (the “AICPA Valuation Framework”). The valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, and the likelihood of achieving a liquidity event, such as an offering or sale. Significant changes to the key assumptions used in the valuations would result in different fair values of common stock at each of those valuation dates.

Prior to September 30, 2019, the Company estimated its enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, the Company relied on forward revenue multiples from guideline public companies (“GPC”) for calendar years 2019 through 2021 and on the sales price of the Company’s common stock in recent private placement transactions (see Note 10 – Stockholders’ Deficit). The resulting equity value from the GPC method portion was allocated to common stock using the option pricing method, and a discount for lack of marketability was applied. Based on the above methodology and weightings, the Company derived a valuation conclusion that ranged from $2.05 to $2.52 per common share for the periods presented through June 30, 2019, the last date for which an evaluation was performed under the AICPA Valuation Framework.

The fair value the Company’s common stock is used as an input into the fair value determination of the warrants, stock option or other equity awards that the Company has issued or are outstanding liabilities at a reporting date.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

As of September 30, 2019 and 2018, the fair values of cash, prepaids and other assets, accounts payable, accrued expenses and the unsecured loans, while outstanding, approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the convertible promissory notes of the Company, while outstanding, was based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes of the Company, while outstanding, were based on both the estimated fair value of our common stock of $2.29 and $2.30 per share as of their conversion on February 28, 2019 and as of September 30, 2018, respectively, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$817,155	$—	$—	$817,155
Premium conversion derivatives	308,395	—	—	308,395
Total liabilities at fair value	$1,125,550	$—	$—	$1,125,550

The following table provides a roll-forward of the warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018:

	2019	2018
Warrant liability
Balance as of beginning of period	$817,155	$1,381,465
Value assigned to warrants in connection with convertible promissory and short-term notes	—	579,873
Change in fair value of warrant liability	18,568	35,235
Reclassification to equity	(835,723)	(1,179,418)
Balance as of end of period	$—	$817,155

	2019	2018
Premium debt conversion derivatives
Balance as of beginning of period	$308,395	$462,174
Value assigned to the underlying derivatives in connection with convertible promissory notes	—	218,052
Change in fair value of premium debt conversion derivatives	111,195	(371,831)
Reclassification to equity upon conversion of convertible promissory notes	(419,590)	—
Balance as of end of period	$—	$308,395

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful life for equipment ranges from three to five years and three years for software. Tangible assets acquired for research and development activities and have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of licensed intellectual property and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company determined that no impairment triggers existed during the periods ended September 30, 2019 and 2018.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may comprise of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. Lastly, de minimis income from the sale of prototype products and related materials are offset against research and development expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation (ASC 718). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 and ASC 505, Equity, using a fair value approach.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants and stock options and restricted stock units are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, restricted stock units and stock options. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the year ended September 30, 2019 or the nine month transition period ended September 30, 2018 as no conditions required for conversion had occurred during these periods. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018:

	2019	2018
Warrants	7,265,598	2,927,572	(1)
Stock options	845,840	368,216
Restricted stock units	31,515	—

(1)	As of September 30, 2018, there were additional potential warrants to be included which would be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company plans to adopt the standard on October 1, 2019, and will apply the modified retrospective approach to each lease in existence at the adoption date to the extent a lease is subject to this guidance. As such, the Company would not restate comparative periods and would recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company also plans to elect the package of practical expedients provided under the standard. The new standard is not expected to have a material impact on the Company’s statements of comprehensive loss or statements of cash flows for agreements in place as of September 30, 2019. The finalization of our assessment may result in significant changes to our estimates.

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

NOTE 4 - Commitments and Contingencies

WARF License Agreement

The Company has entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film micro electrode technology (the “WARF Agreement”). The Company is obligated to pay royalties to WARF based on a percentage of net sales of products of licensed technology with minimum royalties of $50,000 and $100,000 for calendar years 2019 and 2020, respectively, and $150,000 per year beginning in 2021 through the duration of the WARF Agreement. Subject to earlier termination, the WARF Agreement otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. The WARF Agreement is also subject to certain cancellation provisions with 90 days’ notice should the Company elect not to continue to use the licensed technology. As of September 30, 2019, no royalty payments under the WARF Agreement were made or due to WARF.

The Company has agreed to diligently develop, manufacture, market and sell products under the WARF Agreement in the United States during the term of the agreement and, specifically, that the Company would submit a business plan to WARF by February 1, 2018, which the Company submitted on January 18, 2018, and file an application for 510(k) marketing clearance with the FDA by February 1, 2019, which the Company submitted on a timely basis. WARF may terminate the WARF Agreement in the event that the Company fails to meet these milestones on 30 days’ written notice, if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, actively pursue the development plan or breaches any other covenant in the WARF Agreement and fails to remedy such default in 90 days or in the event of certain bankruptcy events involving the Company. WARF may also terminate this license (i) on 90 days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the WARF Agreement by March 31, 2020 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.

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

In April 2019, PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019 the Company presented evidence indicating that PMT had participated in a fraud on the Court, and sought an Order that PMT had waived the attorney client privilege.

On July 16, 2019, Defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further intend to move for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process.

On August 30, 2019, the Hennepin County District Court heard dispositive motions in this case. The district court judge indicated some claims would likely be tried to a jury and encouraged the parties to settle.

On September 12, 2019, the district court heard NeuroOne’s motion for sanctions. The district court has set the sanctions hearing for December 17, 2019 and December 18, 2019, and indicated any remaining claims would be tried in May 2020. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

Facility Lease

The Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven month term beginning on December 1, 2018. The monthly rent under the lease is $4,763. During the year ended September 30, 2019, rent expense associated with the facility lease amounted to $47,630.  See Note 13 - Subsequent Events regarding a new facility lease that was executed in October 2019.

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, December 31, 2017	12-13 years	$216,372
Less: amortization		(16,291)
Net Intangibles, September 30, 2018		200,081
Less: amortization		(21,243)
Net Intangibles, September 30, 2019		$178,838

The Company anticipates amortization expense of approximately $21,000 per year for fiscal year 2020 through 2024 based upon the two current license agreements.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of September 30,
	2019	2018
Equipment	$56,457	$—
Software	1,895	—
Total property and equipment	58,352	—
Less accumulated depreciation	(6,326)	—
Property and equipment, net	$52,026	$—

Depreciation expense was $6,326 and zero for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at September 30, 2019 and 2018:

	As of September 30,
	2019	2018
License fees	$—	$65,000
Legal services	228,709	833,470
Accrued issuance costs	50,400	204,000
Accrued payroll	171,087	276,639
Other	167,525	211,913
	$617,721	$1,591,022

The “other” category is primarily comprised of board fees.

NOTE 7 - Short-Term Promissory Notes and Unsecured Loans

	As of September 30,
	2019	2018
Unsecured loans	$—	$283,000

Unsecured Loans

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

Short-Term Promissory Notes

The Company issued short-term unsecured and interest-free promissory notes (the “Short-Term Notes”) for aggregate gross proceeds of $253,000 in August 2017 which included free standing equity warrants. The Short-Term Notes were subsequently amended in November 2017 and March 2018 to become convertible, extend the maturity date and include additional warrant coverage, new interest payment provisions and new conversion features described more fully below. Effective July 2, 2018, the Company entered into debt conversion agreements (the “Short-Term Note Conversion Agreements”) with each Short-Term Note subscriber to (i) convert the outstanding principal and accrued and unpaid interest (the “Outstanding Balance”) under the Short-Term Notes into shares of the Company’s common stock based on the Outstanding Balance divided by $1.80 per share (the “Short-Term Note Conversion Shares”); (ii) cancel and extinguish the Short-Term Notes; and (iii) amend and restate the Replacement Warrants and Additional Warrants, as described more fully below, to make them immediately exercisable upon the conversion, at a per share exercise price equal to $1.80 per share. Interest on principal during the nine month transition period ended September 30, 2018 up through the July 2, 2018 conversion date was $6,296. As consideration for the early conversion of the Short-Term Notes, the Company issued each subscriber a new warrant (the “Short-Term Note Payment Warrants”), exercisable for up to the number of shares of common stock equal to the number of Short-Term Note Conversion Shares received by such subscriber; at a per share exercise price of $1.80 per share. The Short-Term Note Payment Warrants became exercisable commencing on July 2, 2018, and expire on November 21, 2021.

Pursuant to the Short-Term Note Conversion Agreements, $259,297 of the outstanding principal and interest of the Short-Term Notes was converted into 144,053 shares of common stock with an additional 477,856 shares of common stock issuable upon exercise of the Replacement Warrants, Additional Warrants and Short-Term Payment Warrants. The conversion of the Short Term Notes was accounted for as an extinguishment. The difference in the carrying value of the Short-Term Notes coupled with the fair value of the underlying Replacement Warrants and Additional Warrants on the date of extinguishment relative to the higher fair value of the underlying common stock and collective Replacement Warrants, Additional Warrants and new Short-Term Payment Warrants issued was $148,787. The $148,787 differential was recorded as a loss on note extinguishments in the accompanying consolidated statement of operations during the nine month transition period ended September 30, 2018.

 The Replacement Warrants, Additional Warrants and Short-Term Note Payment Warrants were deemed to be free-standing equity instruments upon execution of the July 2, 2018 Short-Term Note Conversion Agreements. All of the warrant terms became fixed and have identical provisions. Due to the previously granted warrants now having fixed terms, the warrant liability value of $148,052 was reclassified to equity. The warrants associated with the Short-Term Notes became immediately exercisable on July 2, 2018 and expire November 21, 2021. The Black-Scholes model was used to determine the July 2, 2018 fair value of the warrants associated with the Short-Term Warrants. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 49.8% percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

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

The Replacement Warrants were deemed to be free-standing instruments and were accounted for as a liability given the variable number of shares issuable in connection with a possible change of control conversion event. The Company recorded an initial liability of $137,722 upon issuance with an increase to extinguishment loss described further below. The fair value changes of the warrant liability associated with the Amended and Restated Short-Term Notes were recorded at each reporting date in the consolidated statement of operations which amounted to an expense of $10,330 for the nine month transition period ended September 30, 2018. A Monte Carlo simulation model was used to estimate the aggregate fair value of the Replacement Warrants immediately prior to the July 2, 2018 Short-Term Note Conversion Agreement amendment. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 50 percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

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

Premium Conversion Derivative

Upon the March 2018 amendment, the Amended and Restated Short-Term Notes contained a 125% conversion premium in the event that a Short Term Note Qualified Financing occurred at a price under $2.25 per share. The Company determined that the redemption feature under the Short-Term Notes qualified as an embedded derivative and was reflected as a liability in the amount of $49,668 at the time of the March 12, 2018 amendment with a corresponding offset to extinguishment loss which is described further below. Subsequent to the amendment, the embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with the Short-Term Notes in the consolidated statement of operations for a benefit of $(49,668) for the nine month transition period ended September 30, 2018.

Other

The March 2018 amendment resulted in a substantial modification to the Short-Term Notes whereby additional conversion features and warrant coverage were added. The Company recorded the Short-Term Note amendment under the provisions of extinguishment accounting. A loss on note extinguishments in the accompanying consolidated statement of operations for the nine month transition period ended September 30, 2018 was recorded in the amount of $186,220, which represented the difference between the carrying value of the Short-Term Notes and Original Warrants over the combined fair values of the Short-Term Notes, premium conversion derivative, Replacement Warrant and Additional Warrants on the date of the amendment. The fair value decrease of the Short-Term Notes (inclusive of principal and interest, non-bifurcated embedded conversion feature and the Additional Warrants) relative to its adjusted carrying value at the time of the amendment was $1,170 which was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet.

As noted above, the Short-Term Notes were converted into shares of common stock and were not outstanding during the year ended September 30, 2019.

NOTE 8 - Convertible Promissory Notes and Warrant Agreements

	As of September 30,
	2019	2018

2017 convertible promissory notes, net of discounts	$—	$1,306,776
Accrued interest	—	87,028
Total	$—	$1,393,804

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

The Warrants and 2016 Note Payment Warrants were deemed to be free-standing equity instruments upon execution of the 2016 Note Conversion Agreements. All of the warrant terms became fixed and the terms were identical. Due to the previously granted warrants now having fixed terms, the warrant liability value of $1,031,366 was reclassified to equity. The warrants associated with the Convertible Notes became immediately exercisable on July 2, 2018 and expire November 21, 2021. The Black-Scholes model was used to determine the July 2, 2018 fair value of the warrants associated with the Convertible Notes. Input assumptions used were as follows: a risk-free interest rate of 2.65 percent; expected volatility of 49.8% percent; expected life of 3.39 years; and expected dividend yield of 0 percent. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

During the nine month transition period ended September 30, 2018, interest on the principal was $65,727, and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $70,324. The fair value changes related to the underlying premium conversion derivative amounted to a benefit of $(333,183) during the nine month transition period ended September 30, 2018. The fair value changes relating to the warrant liability amounted to a benefit of $(14,865) during the nine month transition period ended September 30, 2018.

As noted above, the Convertible Notes were converted into shares of common stock and were not outstanding during the year ended September 30, 2019.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “New Warrants”). During the year ended September 30, 2019 and the nine month transition period end September 30, 2018, interest on the principal was $51,333 and $80,022, respectively.

On February 28, 2019 following the 2017 Convertible Notes Qualified Financing (see below for definition), the outstanding principal and interest of $1,678,361 on the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishments in the accompanying consolidated statements of operations for the year ended September 30, 2019. In addition, the previously issued New Warrants became immediately exercisable for 839,179 shares of common stock.

Events Prior to the February 2019 Conversion

On December 31, 2018, the 2017 Convertible Notes were amended to extend the maturity date from December 31, 2018 to June 30, 2019. The amendment was accounted for as a troubled debt restructuring given the Company’s financial condition and given the concession granted by the lenders with regards to pushing out the maturity date to June 30, 2019 with no corresponding compensation paid for the extension. The future undiscounted cash flows of the 2017 Convertible Notes as amended exceeded their carrying value as of December 31, 2018. As such, no gain was recognized on December 31, 2018 and no adjustments were made to the 2017 Convertible Note carrying value.

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

The December 2017 amendment resulted in a substantial modification to the original 2017 Convertible Notes whereby the maturity date was moved up to December 2018 from October 2022 and the terms associated with the embedded features were revised as described above. The Company recorded the 2017 Convertible Note amendment under the provisions of extinguishment accounting. As of January 1, 2018, there remained a debt discount of $26,085 of which $6,575 and $19,510 was amortized during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

The 2017 Convertible Notes contained a conversion discount in the event of a 2017 Convertible Notes Qualified Financing to equal the outstanding principal and accrued interest on the 2017 Convertible Notes divided by 80% of the price per share of the securities issued by the Company in the 2017 Convertible Notes Qualified Financing. The embedded feature qualified as an embedded derivative and was separated from its debt host. The bifurcation of the embedded derivative from its debt host resulted in a discount to the 2017 Convertible Notes in the amount of $168,384 for the convertible debt issued during the nine month transition period ended September 30, 2018; there were no issuances of 2017 Convertible Notes during the year ended September 30, 2019. The discount was being amortized to interest expense over the amended term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximated the effective interest method. The amortization expense was $62,158 and $143,166 during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. The embedded derivative was accounted for separately on a fair market value basis. The Company recorded the fair value changes of the premium debt conversion derivative associated with all of the 2017 Convertible Notes in the consolidated statements of operations which amounted to an expense of $111,195 and $11,020 during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

The New Warrants were deemed to be free-standing instruments and were accounted initially as a liability given the variable number of shares issuable in connection with a change of control conversion event and ultimately as equity upon conversion of the 2017 Convertible Notes on February 28, 2019 discussed above. A Monte Carlo simulation model was used to estimate the aggregate fair value of the New Warrants up to the conversion date of the 2017 Convertible Notes. Input assumptions used were as follows: risk-free interest rate of 2.52% and 2.94% as of February 28, 2019 and September 30, 2018, respectively; expected volatility of 50% as of February 28, 2019 and September 30, 2018; expected life of 5.0 and 5.21 years as of February 28, 2019 and September 30, 2018, respectively; and expected dividend yield of 0% as of February 28, 2019 and September 30, 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering the traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies. The 2017 Convertible Note proceeds assigned to the New Warrants were $442,151 during the nine month transition period ended September 30, 2018 and were recorded as a warrant liability. There were no proceeds assigned to warrants in connection with issuances of 2017 Convertible Notes during the year ended September 30, 2019. The discount was amortized to interest expense over the amended term of the 2017 Convertible Notes through December 31, 2018 using the straight-line method which approximated the effective interest method. The amortization expense was $163,060 and $375,076 for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. The Company also recorded the fair value changes of the warrant liability associated with all of the 2017 Convertible Notes in the consolidated statements of operations which amounted to an expense of $18,568 and $39,770 for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

In connection with the 2017 Convertible Notes, the Company incurred original issuance costs in the amount of $8,133 which consisted of legal costs and were recorded as issuance cost discounts to the 2017 Convertible Notes, of which $1,431 and $2,944 was amortized to interest expense during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

NOTE 9 - Stock-Based Compensation

During the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, stock-based expense related to the stock options, restricted stock units and stock awards was included in general and administrative and research and development costs as follows in the accompanying consolidated statements of operations:

	2019	2018

General and administrative	$357,318	$480,653
Research and development	134,431	5,467
Total stock-based compensation expense	$491,749	$486,120

The Company’s 2016 and 2017 Equity Incentive Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company initially reserved 2,292,265 shares of common stock for issuance under the 2016 and 2017 Equity Incentive Plans on a combined basis.

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2019, 498,848 shares were added to the 2017 Plan as a result of the evergreen provision.

Stock Options

During the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, 675,667 and 2,500 stock options were granted to employees, directors and consultants at a weighted average exercise price of $2.32 and $5.34 per share, respectively. The stock options granted during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018 had a weighted average grant date fair value of $1.13 and $2.48 per share, respectively, with the vesting period ranging from being immediate to four years. The options expire ten years from the date of grant.

The following table summarizes the Company’s stock option plan activity for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018 as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value(1)
Outstanding at December 31, 2017	365,716	$0.03	9.3	$908,920
Granted	2,500	$5.34	—
Exercised	—	$—	—
Forfeited/Cancelled	—	$—	—
Outstanding at September 30, 2018	368,216	$0.07	8.6	$820,862
Granted	675,667	$2.32	—
Exercised	(198,043)	$0.27	—
Forfeited/Cancelled	—	—	—
Outstanding at September 30, 2019	845,840	$1.82	9.0	$343,406
Vested and exercisable at September 30, 2019	458,311	$1.42	8.7	$343,406

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of our common stock as of September 30, 2019 and 2018 of $1.87 and $2.30 per share, respectively. As of September 30, 2019, 658,730 and 271,201 outstanding and vested options, respectively, have no intrinsic value.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018:

	2019	2018

Expected stock price volatility	50.4%	49.8%
Expected life of options (years)	5.6	5.0
Expected dividend yield	0%	0%
Risk free interest rate	2.4%	2.8%

During the year ended September 30, 2019, 288,138 stock options vested having a weighted average grant date fair value per option of $1.11. During the nine month transition period ended September 30, 2018, 2,500 stock options vested with the weighted average grant date fair value per option of $2.48. During the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, no options were forfeited.

Restricted Stock Units

The Company issued 42,018 restricted stock units (“RSUs”) in June 2019 to members of its board of directors that vest monthly over one year upon grant of which 10,503 RSUs had vested as of September 30, 2019 for which common stock was issued. The grant date fair value of the RSUs was $2.38 per unit. There were no RSUs issued during the nine month transition period ended September 30, 2018. The total expense for the year ended September 30, 2019 related to these RSU’s was $32,223.

Other Stock-Based Awards

A total of 250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 and 200,000 shares of common stock were awarded during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively, subject to time-based vesting conditions. The compensation expense related to the vested common shares was included in the total stock-based compensation expense referenced above which totaled $115,000 and $469,500 during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which, on a weighted average basis, was $2.30 and $2.35 per share during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued from the Company’s authorized but unissued shares, but were not eligible to be issued under the 2016 or 2017 Equity Incentive Plan reserves.

In addition, the Company previously had formal obligations to issue future common stock options relating to several consulting agreements. A total of 38,874 stock options were granted in May 2019 related to those consulting agreements. The corresponding stock-based compensation expense related to the stock-based awards was included in research and development expense in the accompanying consolidated statements of operations.

As of September 30, 2019, 1,489,759 shares were available for future issuance on a combined basis under the 2016 and 2017 Equity Incentive Plans. Unrecognized stock-based compensation was $473,643 as of September 30, 2019. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE 10 - Stockholders’ Deficit

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The initial closing of the 2018 Private Placement was consummated on July 9, 2018. As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (170,000 and 445,200 Units were sold during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively).

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

The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying consolidated balance sheets based on their relative fair value to the underlying common shares issued. The relative fair value of the 2018 Warrants issued during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018 was $115,674 and $288,106, respectively, and was based on the Black-Scholes pricing model. Input assumptions used were as follows on a weighted average basis: a risk-free interest rate of 2.9% and 2.8% during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively; expected volatility of 49.8% during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018; expected life of 4.6 years and 4.9 years during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively; and expected dividend yield of 0% during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

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

In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $18,320 and $173,067 during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. The issuance costs included commissions to the brokers equal to 8% of the gross proceeds from the sale of the Units that qualify for the commission which amounted to $6,440 and $83,800 during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively. In addition to the brokers’ commission, the issuance costs included the estimated value of the 5-year warrants to be issued to the brokers to purchase an amount of common stock equal to 8% of the total amount of qualifying Shares sold in the 2018 Private Placement at an exercise price of $3.00 per share upon the close of the 2018 Private Placement which resulted in 36,096 broker warrants being issued with a fair value of $31,418 on July 1, 2019. Lastly, third party legal costs in the amount $7,340 and $62,389 comprised the balance of the issuance costs incurred during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018, respectively.

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

2019 Private Placement

On December 12, 2018, the Board of Directors of the Company terminated the 2018 Private Placement. From December 28, 2018 through July 1, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) 1 share of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The initial closing of the 2019 Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses. The 2019 Private Placement was terminated on July 1, 2019.

In connection with the 2019 Private Placement, the Company agreed to issue and sell to accredited investors up to a maximum of 4,000,000 2019 Units (the “Maximum Offering”) at a price of $2.50 per 2019 Unit for total gross proceeds to the Company of up to $10,000,000. The Maximum Offering could have been increased by the Company in its sole discretion, without notice. If the Company had issued the Maximum Offering amount, 4,000,000 shares of common stock would have been issuable upon exercise of the 2019 Warrants. Under the 2019 Purchase Agreement, the Company had agreed to use the net proceeds from the 2019 Private Placement to pay the outstanding principal and accrued interest on its convertible promissory notes if such notes do not convert prior to maturity, to pay the principal on its unsecured term loans, for research and development, clinical studies, legal fees and sales and marketing expenses, as well as working capital and general corporate purposes. The Company has granted the New Purchasers indemnification rights with respect to its representations, warranties and agreements under the 2019 Purchase Agreement.

The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Private Placement. Prior to expiration, subject to the terms and conditions set forth in the 2019 Warrants, the holders may exercise the 2019 Warrants for shares of common stock by providing notice to the Company and paying the $3.00 per share exercise price for each share so exercised. The relative fair value of the 2019 Warrants issued was $1,593,559 during the year ended September 30, 2019, and was based on the Black-Scholes pricing model. Input assumptions used were on a weighted average basis as follows: a risk-free interest rate of 2.4%; expected volatility of 50.6%; expected life of 4.8 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering traded price, forward multiples from guideline public companies and recent private placement transactions, using allocation and marketability-discount methodologies.

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Units sold by Paulson. In addition to the brokers’ commission, the Company issued 193,417 warrant shares to Paulson to purchase an amount of common stock equal to 10% of the total amount of common stock sold in the 2019 Private Placement at an exercise price of $2.75 per share with a term of 5 years upon the termination of the 2019 Private Placement. HRA received a cash commission equal to 8% of the gross proceeds from the sale of the 2019 Units sold by HRA. In addition to the brokers’ commission, the Company issued 17,760 warrant shares to HRA to purchase an amount of common stock equal to 8% of the total amount of common stock sold by HRA in the 2019 Private Placement at an exercise price of $3.00 per share with a term of 5 years upon the termination of the 2019 Private Placement. Lastly, in July 2019, the Company agreed to compensate HRA with additional 5-year warrants to purchase an amount of common stock equal to 135,512 shares at an exercise price of $2.00 per share for HRA’s ultimate participation in the 2019 Private Placement.

The issuance costs incurred during the year ended September 30, 2019 under the 2019 Private Placement were $1,150,359. Issuance costs incurred through September 30, 2019 included cash commissions equal to $649,654 and third party legal costs in the amount of $153,286. In addition, issuance costs included the value of the 5-year warrants in the amount of $347,419 that were issued on July 1, 2019 to the brokers to purchase an amount of common stock equal to 346,689 shares.

Warrant Activity and Summary

The following table summarizes warrant activity during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at December 31, 2017	189,750	$1.80	$1.80	5.5
Issued	2,737,822	$1.80 - 3.00	$2.00
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98	3.39
Issued	4,569,322	$2.00 - 3.00	$2.87	—
Exercised	(231,296)	$1.80	$1.80	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at September 30, 2019	7,265,598	$1.80 - 3.00	$2.55	3.60

The following table summarizes information about warrants outstanding at September 30, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2019
$1.80	2,251,076	2.15	2,251,076
$2.00	135,512	4.76	135,512
$2.50	839,179	4.42	839,179
$2.75	193,417	4.76	193,417
$3.00	3,846,414	4.18	3,846,414
Total	7,265,598		7,265,598

NOTE 11 - Income Taxes

The effective tax rate for the Company for the year ended September 30, 2019 and the nine month transition period ended September 30, 2018 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for the Company is as follows:

	2019	2018
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Warrant expense	2.5	9.4
Disqualified interest and other	(0.6)	1.0
Research credits	(2.0)	(1.5)
Valuation allowance	28.8	19.8
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30, 2019 and 2018:

	2019	2018
Deferred tax assets:
Federal and state operating loss carryforwards	$3,528,712	$1,837,375
Acquired intangibles	16,221	10,116
Accruals and other	40,113	73,763
Convertible notes	—	28,863
Research and development credit carryforwards	275,343	140,553
Stock-based compensation	90,819	24,598
Total deferred tax assets	3,951,208	2,115,268
Valuation allowance	(3,951,208)	(2,115,268)
Net deferred tax assets	$—	$—

As of September 30, 2019 and 2018, the Company had gross deferred tax assets of approximately $3,951,000 and $2,115,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $3,951,000 and $2,115,000 as of September 30, 2019 and 2018, respectively. The U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2019 and 2018, the Company’s federal net operating loss carryforwards were approximately $12,277,000 and $6,393,000, respectively. The Company had federal research credit carryforwards as of September 30, 2019 and 2018 of approximately $166,000 and $83,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2019 and 2018, the Company had state net operating loss carryforwards of approximately $12,277,000 and $6,393,000, respectively. The Company had state research credit carryforwards of approximately $110,000 and $57,000 as of September 30, 2019 and 2018, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5-percent shareholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month testing period or beginning the day after the most recent ownership change, if shorter. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded at September 30, 2019 and 2018.

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the consolidated statements of operations.

The Company’s corporate returns are subject to examination for the 2016, 2017 and 2018 tax years for federal and subject to examination for the 2016, 2017 and 2018 tax years in one state jurisdiction.

NOTE 12 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company matches 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2019.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the year ended September 30, 2019 and the nine month transition period ended September 30, 2018 was a benefit reduction of $(4,359) and $7,779, respectively.

NOTE 13 - Subsequent Events

Facility Lease

On October 7, 2019, the Company entered into a lease agreement (the “Lease”) with Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (together, the “Landlord”) pursuant to which the Company has agreed to lease office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending 65 months after such date, unless terminated earlier (the “Term”).

The initial base rent for the Premises is $6,410 per month for the first 17 months, increasing to $7,076 per month by the end of the Term, and adjustable in accordance with the terms of the lease. In addition, as long as the Company is not in default under the Lease Agreement, the Company shall be entitled to an abatement of its base rent for the first 5 months. In addition, the Company will pay its pro rata share of the Landlord’s annual operating expenses associated with the premises, calculated as set forth in the Lease.

Common Stock Offering

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, has issued and sold 141,666 shares of the Company’s common stock to the accredited investors at a price of $1.80 per share, for gross proceeds amounting to $0.3 million before deducting offering expenses.

In connection with the private placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 555,555 shares for total gross proceeds to the Company of up to $1,000,000. The Company intends to use the net proceeds from this private placement for funding operations or working capital and general corporate purposes. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement within 60 days of the termination of the private placement.

Paulson Convertible Notes Offering

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement, agreed to issue and sell to the investors 13% convertible promissory notes (each, a “Paulson Note” and collectively, the “Paulson Notes”) and warrants (each, a “Paulson Warrant” and collectively, the “Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount. The private placement terminated on December 3, 2019.

The Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020. If the Company raises more than $3,000,000 in an equity financing before the Maturity Date (the “Qualified Financing”), each subscriber shall have the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s Paulson Note (the “Outstanding Balance”) into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing and (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction occurs prior to the earlier of a Qualified Financing or the maturity date, the Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on December 3, 2019, the Company issued Paulson Warrants exercisable for 864,913 shares of Common Stock in connection with all closings of the private placement. The Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

In connection with the private placement, Paulson Investment Company (“Paulson”) will receive a cash commission equal to 12% of the gross proceeds from the sale of the Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 15% of the total amount of shares of Common Stock into which the Paulson Notes are convertible, at an exercise price equal to the offering price of the Company’s securities in the next Qualified Financing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of September 30, 2019, our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Management, with the participation of the Chief Executive Officer, assessed our internal control over financial reporting as of September 30, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Remediation of Previously Reported Material Weaknesses

During the nine month transition period ended September 30, 2018, management identified material weaknesses in our internal control over financial reporting stemming primarily from our small size which included the inability to (i) maintain effective controls over accounting for non-routine and/or complex debt and equity transactions and (ii) maintain effective controls over the financial statement close and reporting process and accounting for routine transactions, due to an overall lack of segregation of duties resulting from the limited number of employees we have. These material weaknesses were remediated as of September 30, 2019.

To remediate the material weaknesses described above and prevent similar deficiencies in the future, throughout fiscal 2019 we added additional controls and procedures, including: (i) the addition of an independent review of non-routine transactions by a person independent from the preparer, consultation from third party advisors proactively, when necessary, for assessing complex debt and equity transactions; (ii) an independent review of account reconciliations completed by the preparer in conjunction with the financial statement close process; (iii) controls around cash disbursements and payroll expenses to address segregation of duties and (iv) re-design of internal controls to ensure more timely reviews of technical accounting positions.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of September 30, 2019.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the related Risk Factor included in this Annual Report on Form 10-K.

Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report, as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

Except as noted above regarding the implementation of internal controls in connection with our remediation plan for the material weaknesses identified during the nine month transition period ended September 30, 2018, no other changes in our system of internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2020 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Directors”, “Board Matters – The Board of Directors”, “Board Matters – Committees of the Board”, “Board Matters – Corporate Governance” and “Additional Information – Requirements for Submission of Shareholder Proposals and Nominations for 2020 Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Named Executive Officer Compensation Tables” and “Board Matters – Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Additional Information – Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Related Person Transactions” and “Proposal No. 1 – Election of Directors – Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated by reference herein by reference: “Audit Committee Matters.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements: The financial statements filed as part of this Annual Report are listed in Part II, Item 8.

(2)	Financial Statement Schedules:

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities

10.1 #	Exclusive Start-Up Company License Agreement; WARF Agreement No. 14-00333 by and between Wisconsin Alumni Research Foundation and Neuro One LLC, dated October 1, 2014 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.2 #	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation, Neuro One LLC, and NeuroOne, Inc. dated as of February 22, 2017 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 #	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.8+	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.9 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.10 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.11 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Appendix E to Schedule 14C filed on April 20, 2017)

10.12 +	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.13+	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.14	First Amendment to Promissory Note by and between NeuroOne Medical Technologies Corporation and the Subscribers dated as of November 30 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 6, 2017)

10.15	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.16	Form of October 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.17	Form of Promissory Note issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.18	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.19	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.20	Form of Amended and Restated Promissory Note issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.21	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.22	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.23	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.24	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.25	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to 10-K filed April 16, 2018)

10.26	Form of Series 1 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 6, 2018)

10.27	Form of Series 2 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 6, 2018)

10.28	Form of Warrant (incorporated by reference to Exhibit 4.1 to 8-K filed July 13, 2018)

10.29	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 13, 2018)

10.30	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 13, 2018)

10.31	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

10.32	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.33	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.34	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.35 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.36	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2019)

10.37	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.38	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.39	Letter Agreement between the Registrant and Lifestyle Healthcare LLC, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 8, 2019)

10.40	Amendment to Exclusive Start-Up Company License Agreement by and between Wisconsin Alumni Research Foundation and the Company, dated September 18, 2019 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 23, 2019)

10.41	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.42	Lock-Up Agreement dated October 21, 2019, between Wade Fredrickson and the Company

10.43	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.44	Form of Convertible Promissory Note issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.45	Form of Common Stock Purchase Warrant issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.46	Form of November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

16.1	Letter from Pritchett, Siler & Hardy, P.C., dated July 11, 2017 (incorporated by reference to Exhibit 16.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed April 16, 2018)

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2019	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 20, 2019
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 20, 2019
Paul Buckman

/s/ SURAJ KALIA	Member of the Board of Directors	December 20, 2019
Suraj Kalia

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 20, 2019
Jeffrey Mathiesen