Form 10-K/A
period 2019-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2020-01-28
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

952-426-1383

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

EXPLANATORY NOTE

NeuroOne Medical Technologies Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2019, as filed on December 20, 2019 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, a new certification by our principal executive officer and principal financial officer is filed as Exhibit 31.1 to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certification have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board of Directors of the Company (the “Board”) is divided into three classes. Members of each class serve staggered three-year terms. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
David Rosa	Class II Director, Chief Executive Officer, and President	55
Mark Christianson	Vice President, Market Development	52
Steve Mertens	Chief Technology Officer	57
Paul Buckman	Class I Director and Chairman of the Board	64
Jeffrey Mathiesen	Class III Director	59

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

David Rosa has served as the Chief Executive Officer, President and a director of the Company since July 2017 and served as Chief Executive Officer and a director of NeuroOne, Inc., formerly our wholly-owned subsidiary, from October 2016 until December 2019, when NeuroOne, Inc. merged with and into the Company. From November 2009 to November 2015, Mr. Rosa served as the chief executive officer and president of Sunshine Heart, Inc., a publicly-held early-stage medical device company. From 2008 to November 2009, Mr. Rosa served as chief executive officer of Milksmart, Inc., a company that specializes in medical devices for animals. From 2004 to 2008, Mr. Rosa served as the vice president of global marketing for cardiac surgery and cardiology at St. Jude Medical. Currently, he serves as a director on the board of directors of Biotricity Inc.

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

Mark Christianson has served as Vice President of Market Development of the Company since February 2019.  Previously, he served as Vice President of Business Development and Marketing of the Company from July 2017 until February 2019 and served as Vice President of Sales and Marketing of NeuroOne, Inc., from December 2016 until December 2019. From May 2013 to December 2016 Mr. Christianson served as North American sales manager for Cortec Corporation. From February 2012 to May 2013 Mr. Christianson held the position of business development executive for Robert Half International. From May 2009 to February 2012 Mr. Christianson held the position of regional sales manager for PMT. Mr. Christianson studied accounting at Augsburg College in Minneapolis. Mr. Christianson brings 15 years of high performing sales, sales management, and project management experience to the team. In addition, he also has contributed to the development and corporate strategy of the Company given his experience in the neurological field and his close relationships with key epilepsy opinion leaders.

Steve Mertens has served as Chief Technology Officer of the Company since April 2019. From September 2018 through April 2019, Mr. Mertens was a consultant at Steve Mertens Consulting, L.L.C., of which he was the principal and owner. From November 2012 through September 2018, Mr. Mertens served as the Senior Vice President of Research and Development and Operations at Nuvaira Inc., a privately held lung denervation company developing minimally invasive product for obstructive lung diseases. Prior to Nuvaira, Mr. Mertens served as a Senior Vice President of Research and Development for Boston Scientific Corporation, guiding a wide range of technologies through product development for the cardiology, electrophysiology and peripheral vascular markets. He holds a bachelor’s degree in engineering and a Master’s degree in business administration. Currently, he serves as chairman of the board of directors of the University Enterprise Laboratories.

Paul Buckman has served as Chairman of the Board of the Company since August 2017, and served as Chairman of the board of NeuroOne, Inc., from October 2016 until December 2019. Mr. Buckman is currently the General Manager of Structural Heart for LivaNova PLC. Prior to joining LivaNova, Mr. Buckman served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, from September 2013 until March of 2017. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer and chairman of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a publicly traded diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation, a publicly traded medical device manufacturer, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a director for Ablative Solutions, Inc., ActivOrtho, Aortica, Inc., DyaMX, Inc., and as chairman of Miromatrix, Inc. He previously served as a director of Conventus Orthopaedics, Caisson Interventional LLC, Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., Sunshine Heart, Inc., a publicly-held early-stage medical device company, NexGen Medical, and Micro Therapeutics, Inc. Mr. Buckman received a Master’s degree in Business Administration and Finance and a B.A. degree in Business Administration from Western Michigan University. We believe that Mr. Buckman’s strong executive experience in medical device companies provides the Company with valuable guidance on product development and operational matters.

Jeffrey Mathiesen has served as a member of the Board of the Company since August 2017, and served as a director of NeuroOne, Inc., from April 2017 until December 2019. He has served as Advisor to the CEO of Teewinot Life Sciences Corporation, a privately held global leader in the biosynthetic development and production of cannabinoids and their derivatives for consumer and pharmaceutical products since October 2019, where he previously served as chief financial officer from March 2019 to October 2019. He served as the chief financial officer of Gemphire Therapeutics Inc., a publicly-held clinical-stage biopharmaceutical company developing therapies for patients with cardiometabolic disorders, from September 2015 to September 2018. From August 2015 to September 2015 he was a consultant to Gemphire. Prior to joining Gemphire, Mr. Mathiesen served as chief financial officer of Sunshine Heart, Inc., a publicly-held early-stage medical device company, from March 2011 to January 2015. From December 2005 to April 2010, Mr. Mathiesen served as vice president and chief financial officer of Zareba Systems, Inc., a manufacturer and marketer of medical products, perimeter fencing and security systems, which was purchased by Woodstream Corporation in April 2010. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen also serves as a director, audit committee chairman and nominating and governance committee member of Sun BioPharma, Inc., a publicly traded clinical stage biopharmaceutical company that develops therapies for pancreatic diseases and as a director and audit committee chairman of eNeura, Inc., a privately-held medical technology company providing therapy for both acute treatment and prevention of migraine. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant. We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board, as well as knowledge of public company accounting and financial reporting requirements and familiarity with the life sciences industry.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that during fiscal 2019 each of our directors and executive officers timely complied with applicable reporting requirements for transactions in our equity securities, except that one Form 4 on behalf of Scott Heuler, filed on March 1, 2019 to report options granted to Mr. Heuler on January 1, 2019, was filed late due to a delay in the determination of the fair market value of the Company’s common stock as of January 1, 2019.

Board and Committee Information

We are committed to good corporate governance practices. These practices provide an important framework within which our Board and management pursue our strategic objectives for the benefit of our stockholders.

Board Leadership Structure

Our Board is currently chaired by Paul Buckman, who has authority, among other things, to call and preside over meetings of our Board, to set meeting agendas and to determine materials to be distributed to the Board and, accordingly, has substantial ability to shape the work of the Board. The positions of our chairman of the Board and Chief Executive Officer are presently separated. Separating these positions allows our Chief Executive Officer, Mr. Rosa, to focus on our day-to-day business, while allowing Mr. Buckman to lead the Board.

Role of the Board in Risk Oversight

Our Board does not have a standing risk management committee, but rather administers this oversight function directly through their Board as a whole. The Board’s risk oversight is administered primarily through the following:

●	review and approval of an annual business plan;

●	review of a summary of risks and opportunities at meetings of the Board;

●	review of business developments, business plan implementation and financial results;

●	oversight of internal controls over financial reporting; and

●	review of employee compensation and its relationship to our business plans.

Structure and Operation of the Board

Because our common stock is quoted on the OTCQB, the Company is not subject to the listing requirements of any securities exchange regarding committee matters. We do not have standing compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing compensation committee and nominating committee.

Nomination of Directors

Our Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are identified by existing directors or members of management. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. In 2019, the Board did not employ a search firm or pay fees to other third parties in connection with identifying or evaluating Board nominee candidates.

The Board will consider director candidates recommended by stockholders so long as such recommendations are sent on a timely basis and are otherwise in accordance with the Company’s Certificate of Incorporation, our Bylaws and applicable law. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to our principal executive offices, at 7599 Anagram Drive, Eden Prairie, Minnesota 55344.

Compensation Committee Related Function

Our Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. The Company’s executive compensation program is administered by the independent directors, who determine the compensation of the Chief Executive Officer and, considering the recommendations of the Chief Executive Officer, other executive officers of the Company. In reviewing the compensation of our executive officers, the independent directors consider published compensation surveys and current market conditions.

Audit Committee Matters

The Audit Committee of our Board (the “Audit Committee”) reviews with management and the Company’s independent registered public accounting firm the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent registered public accounting firm upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Audit Committee deems appropriate. The Audit Committee’s charter is available on our website, www.neurooneinc.com, under Investors — Governance Documents.

The Audit Committee currently consists of two directors: Mr. Mathiesen (chair) and Mr. Buckman. The Board has determined that each of Mr. Buckman and Mr. Mathiesen is “independent” under Nasdaq independence standards. Additionally, the Board has determined that each of Mr. Mathiesen and Mr. Buckman qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC. The designation of an “audit committee financial expert” does not impose upon such persons any duties, obligations or liabilities that are greater than those generally imposed on each of them as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

The functions of the Audit Committee include:

●	Selecting our independent registered public accounting firm;

●	Reviewing the results and scope of the audit and other services provided by our independent registered public accounting firm; and

●	Reviewing and evaluating our audit and control functions.

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

Advisory Boards

The Company has established two advisory boards: a Physician Advisory Board, and an Artificial Intelligence Advisory Board. These advisory boards do not have decision-making authority but solely provide advice to management. The Company’s Physician Advisory Board has five members, including one Ph.D and four medical doctors. Company management generally meets with individuals on the Physician Advisory Board on a weekly basis, and such members advise the Company on medical and scientific matters as they relate to the Company’s business. Three members are affiliated with the Mayo Clinic or the Cleveland Clinic, and do not receive any additional compensation for their services.

The Artificial Intelligence Advisory Board was formed in September 2018, and is comprised of Kip Ludwig, PhD (chair), and six additional members. Members of the Artificial Intelligence Advisory Board provides guidance to management of the Company on potential applications in translational neuroscience settings, including artificial intelligence and neuromodulation for medical applications.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned or received during the fiscal year ended September 30, 2019, the nine month transition period ended September 30, 2018 and the fiscal year ended December 31, 2017 by each of our named executive officers (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K). Compensation paid to Messrs. Rosa, Bachinski and Christianson prior to the consummation of July 2017 was paid by NeuroOne, Inc.

Name and Principal Position		Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Dave Rosa,	2019	392,150	166,016	—		—		558,166
Chief Executive Officer and	2018 TP(1)	287,640	129,438	—		—		417,078
President	2017	356,667	131,600	1,400	(2)	6,098	(3)	495,765

Thomas Bachinski,(8)	2019	196,350	11,508	—		—		207,858
Chief Development Officer	2018 TP(1)	176,715	34,525	—		—		211,240
	2017	211,750	56,595	7,220	(4)	798	(5)	276,363

Mark Christianson,	2019	208,590	44,903	—		6,000		259,493
Vice President, Business	2018 TP(1)	153,000	36,675	—		4,500	(6)	194,175
Development and Marketing	2017	200,000	37,500	2,510	(2)	6,498	(7)	246,508

Steve Mertens,(9)	2019	117,500	20,563	153,328		—		291,390
Chief Technology Officer

(1)	In September 2018, we changed our fiscal year end from December 31 to September 30. 2018 TP amounts reflect the compensation earned from January 1, 2018 to September 30, 2018.

(2)	In October 2016, NeuroOne, Inc. issued founders’ shares to seven individuals, including Mr. Rosa and Mr. Christianson. Such individuals did not pay the purchase price for the shares. The purchase price owed by the seven individuals for the founders’ shares under their respective subscription agreements totaling $9,050 was recorded as share subscription receivable in 2016. The receivable was forgiven by NeuroOne in June 2017.

(3)	Represents an $800 per month car allowance that Mr. Rosa received from January 2017 until August 4, 2017, the effective date of his amended employment agreement, and a $498 life insurance premium paid in 2017.

(4)	Pursuant to his offer letter with NeuroOne, Inc., Mr. Bachinski was granted a restricted stock award under the 2016 Equity Incentive Plan for 215,453 shares, which was subject to certain performance vesting conditions related to product development and was fully vested in 2017. The amount reported reflects the grant date fair value of such restricted stock award.

(5)	Represents life insurance premium paid in 2017.

(6)	Represents a $500 per month car allowance.

(7)	Represents a $500 per month car allowance and a $498 life insurance premium paid in 2017.

(8)	Mr. Bachinski’s employment with the Company terminated effective July 30, 2019.

(9)	Mr. Mertens began serving as the Chief Technology Officer effective April 1, 2019.

Narrative to Summary Compensation Table

The compensation program for the Company’s named executive officers for 2019 had three components: base salary, annual cash bonus and stock option grants. As we are a development-stage company with only four employees and commenced our operational efforts in 2016, we have not hired a compensation consultant and do not currently target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

Base Salary. There was a 3% increase for cost of living adjustments for the Company’s named executive officers for calendar year 2019, as compared to calendar year 2018, except for Mr. Mertens who began employment with the Company on April 1, 2019.

Cash Bonus. In 2019, each of the Company’s named executive officers had a target bonus, set forth as a percentage of annual base salary. The Board did not make any changes to the target bonuses of the named executive officers, as a percentage of base salary, for 2019. In 2019, target bonuses for the Company’s named executive officers other than Mr. Rosa’s were 25% of base salary. Mr. Rosa’s target bonus was set at 50% of base salary pursuant to his employment agreement, as described below.

In April 2019, the Board established weighted performance targets for fiscal 2019 that it would consider in approving bonus payments for the 2019. These targets included various corporate objectives related to company financing goals, regulatory submissions, hiring additional staff and certain research and development milestones. In December 2019, the Board determined that 70% of the performance targets had been met, and approved the bonus payment to Mr. Rosa at 70% of target and authorized Mr. Rosa, in his discretion, to approve and pay bonuses to Mr. Mertens and Mr. Christianson of up to 70% of target. Additionally, the Board, in its discretion, paid Mr. Rosa and Mr. Christianson an additional $19,176 and $5,100, respectively, related to the achievement in 2019 of certain milestones not previously achieved in 2018.

Equity Grants. Upon the appointment of Mr. Mertens as Chief Technology Officer on April 1, 2019, Mr. Mertens was granted an option to purchase up to 129,445 shares of the Company’s common stock with a grant date fair value of $153,328, with 25% vesting upon grant, and the remainder vesting in a series of 36 equal monthly installments commencing on January 1, 2020, subject to Mr. Mertens’s continuous service.

All Other Compensation. Except for car allowances provided to Mr. Rosa and Mr. Christianson and payment of a portion of the premiums for life, medical and disability insurance for all employees, NeuroOne, Inc. did not, and we do not, provide perquisites or personal benefits to our named executive officers.

Employment Agreement

We have an employment agreement with our Chief Executive Officer, Mr. Rosa, and an offer letter for each of Mr. Christianson and Mr. Mertens. Each of our named executive officers has also executed our standard form of proprietary information, inventions assignment and non-competition agreement.

Mr. Rosa

Mr. Rosa’s employment agreement (“Amended Employment Agreement”) was effective on August 4, 2017, continues through the third anniversary and automatically renews for an additional one-year period at the end of the initial term and each anniversary thereafter, provided that Mr. Rosa notifies the Board of such renewal at least 30 days prior to the expiration of the initial term or any renewal terms and the Board does not notify Mr. Rosa of its intention not to renew the Amended Employment Agreement.

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

In the event of a change in control during the employment period or within two years after a change in control, if the Company terminates Mr. Rosa other than due to Mr. Rosa’s death or disability or a Termination for Cause, or Mr. Rosa effects a Termination for Good Reason, the Company will pay to Mr. Rosa, in a lump sum in cash within 30 days after the termination date, the aggregate of: (i) the Unconditional Entitlements; and (ii) the amount equal to the product of 1.5 times the sum of (y) Mr. Rosa’s annual base salary, and (z) the greater of the target bonus for the then current fiscal year under the 2016 Equity Incentive Plan and 2017 Equity Incentive Plan or any successor annual bonus plan and the average annual bonus paid to or for the benefit of Mr. Rosa for the prior three full years (or any shorter period during which Mr. Rosa had been employed by the Company). In addition, the Company shall provide Mr. Rosa the Conditional Benefits minus Mr. Rosa’s severance amount.

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

Under the Amended Employment Agreement, “Termination for Good Reason” means a termination of Mr. Rosa’s employment by Mr. Rosa within 30 days of the Company’s failure to cure, in accordance with the procedures set forth below, any of the following events: (A) a reduction in his annual base salary as in effect immediately prior to such reduction by more than 10% without his written consent, unless such reduction is made pursuant to an across the board reduction applicable to all senior executives of the Company; (B) a material reduction in his duties, position and responsibilities as in effect immediately prior to such reduction without his written consent; provided, however, that a mere change in title or reporting relationship following a Change in Control by itself will not constitute “Good Reason” for Executive’s resignation, and further provided that the acquisition of the Company and subsequent conversion of the Company to a division or unit of the acquiring entity will not by itself result in a “reduction” of duties, position or responsibility; or (C) a material breach of any material provision of the Amended Employment Agreement by the Company. A termination by Mr. Rosa shall not be treated as a Termination for Good Reason if Mr. Rosa consented in writing to the occurrence of the event giving rise to the claim of Termination for Good Reason or unless Mr. Rosa shall have delivered a written notice to the Board within 45 days of Mr. Rosa’s having actual knowledge of the occurrence of one of such events stating that Mr. Rosa intends to terminate his employment by Termination for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within 21 days of the receipt of such notice.

Potential Payments Upon Termination or Change in Control

David Rosa

For a discussion of payments to Mr. Rosa upon termination or change in control under his Amended Employment Agreement, see “—Employment Agreement—Mr. Rosa”.

2017 Equity Incentive Plan

In April 2017, the board of directors of the Company adopted and the stockholders approved the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan is designed to provide a vehicle under which a variety of stock-based and other awards can be granted to the Company’s employees, consultants and directors, which align the interests of award recipients with those of our stockholders, reinforce key goals and objectives that help drive stockholder value, and attract, motivate and retain experienced and highly qualified individuals who contribute to the Company’s financial success. The Board believes that the 2017 Equity Incentive Plan serves a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

Corporate Transactions. The 2017 Equity Incentive Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the plan administrator may take one or more of the following actions with respect to such stock awards:

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

The plan administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner and is not obligated to treat all participants in the same manner. In the event of a change in control, awards granted under the 2017 Equity Incentive Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement. Under the 2017 Equity Incentive Plan, a change in control is defined to include (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) a sale, lease, exclusive license, or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders, and (4) an unapproved change in the majority of the Board.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2019:

NAME	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Steven Mertens	May 13, 2019	32,361	(1)	97,084	2.38	May 13, 2029

(1)	25% of the shares underlying the option vested immediately upon grant; the remaining vest monthly in equal increments over a 36 month period beginning on April 1, 2020.

Chief Executive Officer Pay Ratio

As a “smaller reporting company”, we are not required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-Employee Director Compensation

On March 29, 2018, our Board approved a Non-Employee Director Compensation Policy effective as of January 1, 2018 whereby our non-employee directors receive a mix of cash and share-based compensation intended to encourage non-employee directors to continue to serve on our Board, further align the interests of the directors and stockholders, and attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of the Company do not receive any additional compensation for Board service.

Pursuant to this policy, each of our non-employee directors receive an annual retainer of $50,000, except that our non-executive chairman receives an annual retainer of $100,000. Additionally, the chairman and members of our Audit Committee receive an additional annual payment of $12,500 and $5,000, respectively, and the chairmen and members of each of our Compensation and Nominating and Corporate Governance Committees, if any are formed in the future, will receive an additional annual payment of $10,000 and $4,000, respectively.

On May 13, 2019, each non-employee director was granted an option to purchase 45,605 shares of the Company’s common stock, which options vested immediately. On June 4, 2019, the date of the Company’s 2019 Annual Stockholder Meeting, each non-employee director was granted (i) an option to purchase 14,995 shares of the Company’s common stock, which options vest in a series of 12 equal monthly installments, subject to the director’s continued service, and (ii) 14,006 restricted stock units, which vest in a series of 12 equal monthly installments, subject to the director’s continued service.

The following table provides compensation information for the fiscal year ended September 30, 2019 for each non-employee member of the Board.

	Fees Earned		Option
	or Paid in Cash	RSUs	Awards	Total
Name	($)(1)	($)(2)	($)(1)	($)
Paul Buckman	105,000	33,334	66,590	204,924
Suraj Kalia (3)	55,000	33,334	66,590	154,924
Jeffrey Mathiesen	62,500	33,334	66,590	162,424

(1)	These represent amount earned; none of the directors have received cash payments for amounts earned in 2019.

(2)	Stock option and RSU awards were granted under the 2017 Equity Incentive Plan. The amounts reported reflect the aggregate grant date fair value of each equity award granted to the Company’s non-employee directors during the fiscal year ended September 30, 2019, as computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	Mr. Kalia resigned from the Board effective as of December 31, 2019.

As of September 30, 2019, each of the non-employee directors had 94,620 shares underlying outstanding stock options.

As a named executive officer of the Company, compensation paid to Mr. Rosa for fiscal 2019 is fully reflected under “Executive Compensation – Summary Compensation Table.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2019 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 13,735,874 shares of common stock outstanding as of December 31, 2019.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of December 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for persons listed in the table is c/o NeuroOne Medical Technologies Corporation, c/o David Rosa, 7599 Anagram Dr., Eden Prairie, Minnesota 55344.

Name and address of beneficial owner	Number of shares of Common Stock beneficially owned		Percentage of Common Stock beneficially owned (1)
Greater than 5% Stockholders:
Wade Fredrickson 4825 Suburban Drive Shorewood, Minnesota 55331	2,113,459	(2)	15.4%
Lifestyle Healthcare LLC4524 Westway Avenue Dallas, TX 75205	1,066,147	(3)	7.7%
Directors and Executive Officers:
David Rosa	793,822		5.8%
Paul Buckman	98,958	(4)	*
Jeffrey Mathiesen	98,958	(4)	*
Mark Christianson	1,423,206		10.4%
Steve Mertens	32,361	(5)	*
All Directors and Officers as a Group (5 persons)	2,447,305		17.5%

(1)	Based on 13,735,874 shares of common stock outstanding as of December 31, 2019.

(2)	Based on Schedule 13D/A filed by Mr. Fredrickson on October 29, 2019. Mr. Fredrickson is our former Vice President of Therapy and Product Development.

(3)	Includes 193,044 shares of common stock issuable upon exercise of outstanding warrants. Nickolay Kukekov has voting and dispositive power over the shares.

(4)	Consists of (i) 89,621 shares of common stock underlying outstanding options and options exercisable within 60 days of December 31, 2019 and (ii) 9,337 restricted stock units and restricted stock units that will vest within 60 days of December 31, 2019.

(5)	Includes 32,361 shares of common stock underlying outstanding options.

*	Less than 1%

Securities Authorized for Issuance Under Equity Compensation Plan

The following table presents information as of September 30, 2019 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	845,840	$1.82	1,489,759
Total	845,840	$1.82	1,489,759

(1)	The number of shares of common stock reserved for issuance under our 2017 Equity Incentive Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our common stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)	Consists of 1,078,663 shares remaining available for issuance under the 2017 Equity Incentive Plan and 411,096 shares remaining available for issuance under the 2016 Equity Incentive Plan. Upon the closing of the Acquisition, we no longer granted awards under the 2016 Equity Incentive Plan, and all awards are granted under the 2017 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since January 1, 2018 to which NeuroOne, Inc. or the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and as described below.

Series 1 Note Issuance

Between November 2016 and June 2017, NeuroOne, Inc. issued the Series 1 Notes and warrants to investors in a private placement, including, in June 2017, a Series 1 Note for $50,000 and a warrant to Sean Wambold, the founder and former sole owner of the LLC. The Company did not make any payments of principal or interest on the Series 1 Notes following issuance. In June 2017 and November 2017, the terms of the Series 1 Notes and warrants were amended. In July 2018, the Series 1 Notes were converted as described below.

Series 2 Note Issuance

In August 2017, the Company issued the Series 2 Notes to two investors in a private placement, including a Series 2 Note for $103,000 to Mohammad Jainal Bhuiyan, a greater than 5% stockholder at the time, previously a registered representative with Corinthian and currently a registered representative with Paulson, both registered broker-dealers that have acted as a placement agent for private placements by the Company and NeuroOne, Inc. The Company did not make any payments of principal on the Series 2 Notes following issuance. In November 2017, the Company and each holder of the Series 2 Notes amended the notes, and in March 2018, the Company and the holders of the Series 2 Notes converted the Series 2 Notes from interest free promissory notes into convertible promissory notes with an interest rate of 8% per year and issued warrants to the holders. In July 2018, the Series 2 Notes were converted as described below.

Series 3 Note Issuance

Between September 2017 and June 2018, the Company issued the Series 3 Notes and warrants to several investors in a private placement, including (i) in October 2017, a Series 3 Note for $50,000 and a warrant to Sean Wambold, the founder and former sole owner of the LLC and (ii) in February 2018, a Series 3 Note for $125,000 and a warrant to Lifestyle Healthcare LLC, a holder of over 5% of our outstanding common stock. Additionally, the manager of Lifestyle Healthcare LLC is a registered representative with Corinthian, a registered broker-dealer that has acted as a placement agent in private placements by the Company and NeuroOne, Inc. The Company did not make any payments of principal or interest on the Series 3 Notes. In February 2019, the Series 3 Notes were converted as described below. For a more detailed description of our Series 3 Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources – Historical Capital Resources.”

Conversion of Series 1 Notes and Series 2 Notes

On July 2, 2018, holders of the Series 1 Notes and Series 2 Notes agreed to convert the outstanding principal and interest on the Series 1 Notes and Series 2 Notes into shares of our common stock, at a conversation rate of $1.80 per share; and to amend and restate the Series 1 Warrants and Series 2 Warrants to make them immediately exercisable. As consideration for the early conversion of the Series 1 Notes and Series 2 Notes, the Company issued each holder a new warrant. Mr. Wambold, the founder and sole owner of our predecessor, the LLC, agreed to convert $54,277 of outstanding principal and interest on his Series 1 Notes into 30,154 shares of common stock and warrants immediately exercisable for 125,482 shares of common stock with an exercise price of $1.80 per share. Mr. Bhuiyan agreed to convert $105,563 of outstanding principal and interest on his Series 2 Notes into 58,646 shares of common stock and warrants immediately exercisable for 194,542 shares of common stock with an exercise price of $1.80 per share, making him a holder of over 5% of our outstanding common stock. As of July 1, 2019, no principal remains outstanding on the Series 1 Notes and Series 2 Notes.

Conversion of Series 3 Notes

On February 28, 2019, the Company completed an equity round of financing resulting in more than $3 million in gross proceeds when it closed on the sale of units, each consisting of one share of common stock and warrants exercisable for one share of common stock in connection with the Company’s ongoing private placement. Following such financing, the outstanding principal and interest of the Series 3 Notes of $1,678,361 was automatically converted in accordance with the terms of the Series 3 Notes into 839,179 units, consisting of 839,179 shares of common stock and 839,179 warrants at an exercise price equal to $3.00 per share. Additionally, the previously issued warrants became immediately exercisable for 839,179 shares of common stock, at an exercise price equal to $2.50 per share, and will expire on February 28, 2024. The exercise price and number of the shares of our common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction. As of July 1, 2019, no principal remains outstanding on the Series 3 Notes.

Mr. Wambold’s Series 3 Notes converted into 27,822 shares of common stock, and the warrants became immediately exercisable for 27,822 shares of common stock with an exercise price of $3.00 per share, and Lifestyle Healthcare LLC’s Series 3 Notes converted into 67,722 shares of common stock, and the warrants became immediately exercisable for 67,622 shares of common stock with an exercise price of $3.00 per share.

2018 Private Placement

Between July 2018 and November 2018, the Company issued and sold units to investors consisting of common stock and warrants for $2.50 per unit, including (i) in July 2018, the sale of 37,600 Units for $94,000 to each of Lifestyle Healthcare LLC and Mohammad Jainal Bhuiyan and (ii) in September, the sale of 40,000 Units for $100,000 and 20,000 Units for $50,000 to Faisal Siddiqui and Lifestyle Healthcare LLC, respectively, each holders of over 5% of our Common Stock at the time of issuance.

2019 Private Placement

Between December 2018 and July 2019, the Company issued and sold units to certain investors consisting of shares of our common stock and warrants for $2.50 per unit, including in March 2019, the sale of 60,000 units for $150,000, and, in June 2019, the sale of 40,000 units for $100,000 to Mohammad Jainal Bhuiyan, a holder of over 5% of our common stock at the time of issuance.

HRA Capital

HRA Capital’s affiliate, Corinthian, has acted as a placement agent for private placements by us and NeuroOne, Inc. HRA Capital is affiliated with Chromium 24 LLC, which was previously a greater than 5% beneficial owner, and Lifestyle Healthcare LLC, a current greater than 5% beneficial owner. Pursuant to the engagement letter with HRA Capital, NeuroOne, Inc. paid the placement agent a cash fee of $113,610 and agreed to issue to the placement agent a warrant to purchase shares of common stock (or common stock equivalents) in an amount equal to 8% of the shares purchased by certain investors in a bridge private placement transaction. Additionally, the Company agreed to pay HRA Capital 10% of the gross proceeds (the “HRA Fee”) received by the Company in subsequent private placement transactions from investors with whom HRA Capital or Corinthian had material contact with for purposes of the engagement letter (the “Prospects”), provided such compensation would only be paid in connection with private placement transactions that closed within 12 months of the expiration of the engagement letter (the “Tail Period”). The Company agreed to issue to HRA Capital warrants to purchase shares of common stock (or common stock equivalents) in an amount equal to 10% of the shares purchased by Prospects during the Tail Period (“HRA Warrants”).

In February 2019, the Company and HRA Capital agreed (i) to extend the Tail Period until June 30, 2019, (ii) to modify the HRA Fee so that HRA Capital is entitled to receive a cash fee equal to 8% of the gross proceeds received by the Company from Prospects in all subsequent private placement transactions and (iii) to modify the HRA Warrants so that they are exercisable to purchase shares of common stock (or common stock equivalents) in an amount equal to 8% of the shares of common stock purchased by Prospects in subsequent private placements.

The HRA Warrants were issued on July 1, 2019. The Company issued Corinthian and its designees warrants exercisable for (i) 17,760 shares of common stock in connection with the 2019 Private Placement, (ii) 36,096 shares of common stock in connection with the 2018 Private Placement and (iii) 135,512 shares of common stock in connection with the Notes transactions. Upon issuance, the HRA Warrants became immediately exercisable and expire on July 1, 2024.

Lock-Up Agreements

On March 1, 2018, Wade Fredrickson, a greater than 5% stockholder of the Company, entered into a lock-up agreement, which was amended in July 2018, with the Company in which he agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 18 months following the effective date of the agreement. On October 21, 2019, Wade Fredrickson entered into a new lock-up agreement with the Company in which he agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 18 months following the effective date of the agreement.

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

Policies and Procedures for Transactions with Related Parties

To assist the Company in complying with its disclosure obligations and to enhance the Company’s disclosure controls, the Board approved a formal policy in January 2018 regarding related person transactions. A “related person” is a director, officer, nominee for director or a more than 5% stockholder (of any class of the Company’s voting stock) since the beginning of the Company’s last completed fiscal year, and their immediate family members. A related person transaction is any transaction or any series of transactions in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Specifically, the policy establishes a process for identifying related persons and procedures for reviewing and approving such related person transactions. In addition, directors and executive officers are required to complete an annual questionnaire in connection with the Company’s proxy statement for its annual meeting of stockholders, which includes questions regarding related person transactions, and such persons also are required to provide written notice to the Company or outside legal counsel of any updates to such information prior to the annual meeting.

The Audit Committee and/or the independent directors of the Board review such proposed business transactions to ensure that the Company’s involvement in such transactions is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is in the best interests of the Company and its stockholders.

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of our Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities applying Nasdaq independence standards. As a result of this review, our Board has determined that, Messrs. Buckman and Mathiesen, representing two of our three directors, are “independent directors.” Mr. Rosa is not considered independent due to his service as an executive officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional services rendered to us (or NeuroOne, Inc.) by BDO USA, LLP (“BDO”) for services in respect of the fiscal year ended September 30, 2019, the transition period ended September 30, 2018, which were approved by the Board in accordance with its established policies and procedures.

FEE CATEGORY	FISCAL YEAR 2019	TRANSITION PERIOD 2018
Audit fees(1)	$211,144	$179,953
Audit-related fees(2)	$—	—
Tax fees(3)	$—	—
All other fees	$—	—
Total fees	$211,144	$179,953

(1)	Audit fees include fees for professional services provided by BDO in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements.

(2)	Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit or review of fiscal year 2019, the transition period ended September 30, 2018, and fiscal year 2017 consolidated financial statements that are not included as audit fees.

(3)	Tax fees include fees for tax compliance, advice and planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permitted non-audit and tax services provided by the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2020	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	January 28, 2020
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	January 28, 2020
Paul Buckman

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	January 28, 2020
Jeffrey Mathiesen