Form 10-Q
period 2019-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2020-02-14
CIK 1500198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended December 31, 2019

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transaction period from _________ to_________

Commission File Number: 000-54716

NeuroOne Medical Technologies Corporation

(Exact name of Registrant as specified in its charter)

Delaware	27-0863354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7599 Anagram Drive Eden Prairie, MN	55344
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 952-426-1383

Not Applicable
(Former name or former address and former fiscal year, if changed since last report)

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

The number of outstanding shares of the registrant’s common stock as of February 11, 2020 was 13,864,914.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash	$2,044,302	$260,749
Prepaid and other assets	47,829	41,002
Total current assets	2,092,131	301,751
Right-of-use asset	325,248	—
Intangible assets, net	173,259	178,838
Property and equipment, net	68,249	52,026
Total assets	$2,658,887	$532,615

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,144,213	$1,152,472
Accrued expenses	636,365	617,721
Convertible promissory notes (Note 7)	5,192,314	—
Total current liabilities	6,972,892	1,770,193
Lease liability	298,327	—
Total liabilities	7,271,219	1,770,193

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2019 and September 30, 2019; no shares issued or outstanding as of December 31, 2019 and September 30, 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2019 and September 30, 2019; 13,735,874 and 13,493,705 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively.	13,737	13,494
Additional paid–in capital	17,249,868	15,987,799
Accumulated deficit	(21,875,937)	(17,238,871)
Total stockholders’ deficit	(4,612,332)	(1,237,578)
Total liabilities and stockholders’ deficit	$2,658,887	$532,615

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2019	2018
Operating expenses:
General and administrative	$1,312,166	$866,679
Research and development	501,819	209,168
Total operating expenses	1,813,985	1,075,847
Loss from operations	(1,813,985)	(1,075,847)
Interest expense	(2,697,507)	(264,023)
Net valuation change of instruments measured at fair value	(125,574)	(12,954)
Loss before income taxes	(4,637,066)	(1,352,824)
Provision for income taxes	—	—
Net loss	$(4,637,066)	$(1,352,824)
Net loss per share:
Basic and diluted	$(0.34)	$(0.14)
Number of shares used in per share calculations:
Basic and diluted	13,657,936	9,763,244

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 and 2019 private placements	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 and 2019 private placements	—	—	223,351	—	223,351
Issuance costs related to 2018 and 2019 private placements	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	$10,037	$6,842,465	$(11,810,534)	$(4,958,032)

Balance at September 30, 2019	13,493,705	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	141,666	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	90,000	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	10,503	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	13,735,874	$13,737	$17,249,868	$(21,875,937)	$(4,612,332)

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2019	2018

Operating activities
Net loss	$(4,637,066)	$(1,352,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	9,898	5,311
Stock-based compensation	587,677	118,980
Non-cash interest on convertible notes	1,831,940	30,800
Non-cash discount amortization on convertible notes	—	233,223
Revaluation of convertible notes	125,574	—
Revaluation of premium conversion derivatives and warrant liability	—	12,954
Issuance costs attributed to financing activities	865,567	—
Change in assets and liabilities:
Prepaid and other assets	(332,075)	(26,814)
Accounts payable and other accrued liabilities	323,639	278,686
Net cash used in operating activities	(1,224,846)	(699,684)
Investing activities
Purchase of fixed assets	(10,271)	—
Net cash used in investing activities	(10,271)	—
Financing activities
Proceeds from issuance of convertible promissory notes	3,234,800	—
Issuance costs related to convertible notes	(417,176)	—
Proceeds from unsecured loans	—	245,000
Proceeds from issuance of common stock in connection with private placements	255,000	601,649
Proceeds from issuance of warrants in connection with private placements	—	223,351
Proceeds from advances related to private placement	—	40,000
Issuance costs related to private placements	(53,954)	(73,000)
Net cash provided by financing activities	3,018,670	1,037,000
Net increase in cash	1,783,553	337,316
Cash at beginning of period	260,749	13,260
Cash at end of period	$2,044,302	$350,576
Supplemental non-cash financing and investing transactions:
Unpaid issuance costs attributed to convertible notes and private placement	$28,756	$76,316
Broker warrants issued in connection with convertible notes	$419,635	$76,316
Purchased fixed assets in accounts payable and accrued expenses	$10,271	$—

See accompanying notes to condensed financial statements

 NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

To date, the Company has recorded no product sales and has a limited expense history. The Company is currently raising capital to fund the development of its proprietary technology. The Company received clearance to market the initial device and expect to submit for additional clearance for a second product by end of year. The Company is also evaluating different options for commercializing the current approved device.

The Company is based in Eden Prairie, Minnesota.

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2019 included in the Annual Report on Form 10-K. The condensed balance sheet at September 30, 2019 was derived from the audited financial statements of the Company.

In December 2019, the Company merged its wholly owned subsidiary, NeuroOne Inc., into NeuroOne Medical Technologies Corporation. The merger of the Company’s wholly owned subsidiary did not have a financial impact to the periods presented. Upon close of the merger, the Company did not have any remaining entities that required consolidation for financial statement reporting purposes.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and had an accumulated deficit of $21,875,937 as of December 31, 2019. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

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

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of December 31, 2019, the Company did have deposits in excess of federally insured amounts by $1,800,900.

Common Stock Valuation

The Company has been utilizing pricing as quoted on the OTC Market as the basis for the fair value of the Company’s common stock since September 30, 2019. Prior to September 30, 2019, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock (the “AICPA Valuation Framework”). The valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, and the likelihood of achieving a liquidity event, such as an offering or sale. Significant changes to the key assumptions used in the valuations would result in different fair values of common stock at each of those valuation dates.

The fair value the Company’s common stock is used as an input into the fair value determination of instruments recorded at fair value and stock option or other equity awards that the Company has issued.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

As of December 31, 2019 and September 30, 2019, the fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes issued during the three month period ended December 31, 2019 were based on both the fair value of our common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

The estimated fair value of the convertible promissory notes of the Company that were outstanding during the three month period ended December 31, 2018 were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes outstanding during fiscal 2018 were based on both the estimated fair value of our common stock and cash flow models discounted at the then current implied market rates evidenced in arms-length transactions representing expected returns by market participants for similar instruments during that period and were based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three months ended December 31, 2019 and 2018.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$5,192,314	—	—	$5,192,314
Total liabilities at fair value	$5,192,314	—	—	$5,192,314

The following table provides a roll-forward of the convertible notes, warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the three month periods ended December 31 as follows:

2019
Convertible notes
Balance as of beginning of period – September 30	$—
Fair value attributed to convertible promissory notes upon issuance	5,066,740
Change in fair value including accrued interest	125,574
Balance as of end of period – December 31	$5,192,314

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

2018
Warrant liability
Balance as of beginning of period – September 30	$817,155
Change in fair value of warrant liability	6,689
Balance as of end of period – December 31	$823,844

2018
Premium debt conversion derivatives
Balance as of beginning of period – September 30	$308,395
Change in fair value of premium debt conversion derivatives	6,265
Balance as of end of period – December 31	$314,660

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allows for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful life for equipment and furniture ranges from three to seven years and three years for software. Tangible assets acquired for research and development activities and that have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and, when appropriate, changes are made prospectively. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Debt Issuance Costs

Debt issuance costs are recorded as a reduction of the convertible promissory notes when applicable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the convertible promissory notes, which approximates the effective interest method, and is recorded in interest expense in the accompanying condensed statements of operations.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may include costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with Accounting Standards Codification (ASC) 730, Research and Development. Lastly, de minimis income from the sale of prototype products and related materials is offset against research and development expenses.

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of the convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying condensed statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ (deficit) equity provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the condensed statements of operations.

 Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the condensed statements of operations.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three month periods ended December 31, 2019 and 2018.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three month periods ended December 31, 2019 and 2018:

	2019	2018
Warrants	8,389,987	3,257,572	(1)
Stock options	1,595,818	543,216
Restricted stock units	14,006	—
Convertible notes	1,336,472	—

(1)	There are additional potential warrants to be included which will be known, if and when a qualified financing event greater than $3 million or a change of control transaction occurs in the future.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted the new standard on October 1, 2019 and did not have a material impact on the Company’s statements of comprehensive loss or statements of cash flows for agreements in place as of the adoption date. As such, the Company did not restate comparative periods and did not recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company elected the short-term lease expedient upon adoption of the standard. See NOTE 4 – Commitments and Contingencies with regard to a new operating lease that commenced after the adoption date on November 1, 2019.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018 for public business entities, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance on October 1, 2019, and the new guidance did not have an impact on the Company’s financial statements as of the adoption date.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

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

 NOTE 4 – Commitments and Contingencies

Legal

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts. The letter, which purported to attach a noncompete agreement signed by Mr. Fredrickson, demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

In April 2019, PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint, which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019 the Company presented evidence indicating that PMT had participated in a fraud on the Court and sought an Order that PMT had waived the attorney client privilege.

On July 16, 2019, the defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further intend to move for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process.

On August 30, 2019, the Hennepin County District Court heard dispositive motions in this case. The district court judge indicated some claims would likely be tried to a jury and encouraged the parties to settle.

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court held the sanctions hearing on December 17, 2019 and December 18, 2019 and indicated that a ruling would be made in approximately 90 days. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously. The Court is expected to issue a ruling on the Company’s request for summary judgment and sanctions against PMT by April 30, 2020.

Facility Lease

On October 7, 2019, the Company entered into a non-cancellable lease agreement (the “Lease”) with Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (together, the “Landlord”) pursuant to which the Company has agreed to lease office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending 65 months after such date, unless terminated earlier (the “Term”). The initial base rent for the Premises is $6,410 per month for the first 17 months, increasing to $7,076 per month by the end of the Term. In addition, as long as the Company is not in default under the Lease, the Company shall be entitled to an abatement of its base rent for the first 5 months. In addition, the Company will pay its pro rata share of the Landlord’s annual operating expenses associated with the premises, calculated as set forth in the Lease of which the Company is entitled to an abatement of these operating expense for the first 3 months.

Prior to the October 2019 Lease, the Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven month term beginning on December 1, 2018. The monthly rent under that lease was $4,763.

During the three months ended December 31, 2019 and 2018, rent expense associated with the facility leases amounted to $22,004 and $4,763, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

Supplemental cash flow information related to the operating lease was as follows:

Three months ended
December 31, 2019

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$—

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

As of
December 31, 2019
Right-of-use assets	$325,248

Lease liability	$337,689

Weighted average remaining lease term (years)	5.25
Weighted average discount rate	7.0%

Maturity of the lease liability was as follows:

As of
December 31, 2019
2020 (period from January 1, 2020 to September 30, 2020)	$38,462
2021	77,884
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	404,332
Less imputed interest	(66,643)
Total	337,689
Short-term portion	(39,362)
Long-term portion	$298,327

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2019	12-13 years	$178,838
Less: amortization		(5,579)
Net Intangibles, December 31, 2019		$173,259

Amortization expense was $5,579 and $5,311 for the three months ended December 31, 2019 and 2018, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of
	December 31, 2019	September 30, 2019
Equipment and furniture	$76,999	$56,457
Software	1,895	1,895
Total property and equipment	78,894	58,352
Less accumulated depreciation	(10,645)	(6,326)
Property and equipment, net	$68,249	$52,026

Depreciation expense was $4,319 and zero for the three months ended December 31, 2019 and 2018, respectively.

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at December 31, 2019 and September 30, 2019:

	As of
	December 31, 2019	September 30, 2019
Legal services	$48,709	$228,709
Accrued issuance costs	50,400	50,400
Accrued payroll	232,344	171,087
Lease liability, short-term	39,362	—
Other	265,550	167,525
	$636,365	$617,721

The “other” category is primarily comprised of board fees.

NOTE 7 – Convertible Promissory Notes and Warrant Agreements

	As of December 31, 2019	As of September 30, 2019
Paulson convertible notes, principal	$3,234,800	$—
Accrued interest	53,875	—
Fair value adjustments	1,903,639	—
	$5,192,314	$—

Paulson Convertible Note Offering

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “Paulson Note” and collectively, the “Paulson Notes”) and warrants (each, a “Paulson Warrant” and collectively, the “Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the Paulson Private Placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued the Paulson Notes in an aggregate principal amount of $3,234,800 to the subscribers for gross proceeds equaling the principal amount. The Paulson Private Placement terminated on December 3, 2019.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

The Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020 (the “Maturity Date”). Interest on principal amounted to $53,875 during the three month period ended December 31, 2019 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The subscriber has the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price of the common stock prior to conversion. In addition, if the Company raises more than $3,000,000 in an equity financing (the “Qualified Financing”) before the Maturity Date, each subscriber shall have the option to convert the Outstanding Balance into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing or (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction occurs prior to a Qualified Financing or the Maturity Date, the Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations. Subsequent to issuance, the fair value change of the Paulson Notes amounted to $125,574 during the three months ended December 31, 2019 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

Each Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on December 3, 2019, the Company issued Paulson Warrants exercisable for 864,913 shares of common stock in connection with all closings of the Paulson Private Placement. The Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the Paulson Warrants in the condensed financial statements.

In connection with the Paulson Private Placement, Paulson Investment Company (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share (the “Broker Warrants”). The issuance costs incurred during the three months ended December 31, 2019 in connection with the Paulson Private Placement were $865,567. Issuance costs included cash commissions equal to $388,176 and legal and third party fees in the amount of $57,756. In addition, issuance costs included the value of the Broker Warrants in the amount of $419,635 that were not yet issued as of December 31, 2019. The Broker Warrants were issued on January 21, 2020, see Note 12 – Subsequent Events. The issuance costs were recorded as a component of interest in the accompanying statements of operations.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “New Warrants”).

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

On February 28, 2019, the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. In addition, the previously issued New Warrants became immediately exercisable for 839,179 shares of common stock.

During the three months ended December 31, 2018, interest on the principal was $30,800 and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $233,223. The fair value changes related to the underlying premium conversion derivative and warrant liability amounted to an expense of $6,265 and $6,689, respectively, during the three month period ended December 31, 2018.

As noted above, the 2017 Convertible Notes were converted into shares of common stock and not outstanding during the three month period ended December 31, 2019.

NOTE 8 – Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company matches 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through December 31, 2019.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the three month periods ended December 31, 2019 and 2018 was zero and a benefit reduction of $(4,359), respectively.

NOTE 9 – Stock-Based Compensation

During the three month periods ended December 31, 2019 and 2018, stock-based expense related to stock-based awards amounted to $587,677 and $118,980, respectively, and was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2019	2018
General and administrative	$563,768	$118,980
Research and development	23,909	—
Total stock-based compensation expense	$587,677	$118,980

Stock Options

During the three month period ended December 31, 2019 and 2018, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 800,000 and 175,000 stock options, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended December 31, 2019 and 2018 was $1.06 and $1.14 per share, respectively. The total expense for the three months ended December 31, 2019 and 2018 related to stock options was $438,083 and zero, respectively. The total number of stock options outstanding as of December 31, 2019 and September 30, 2019 was 1,595,818 and 845,840, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three month period ended December 31, 2019 and 2018:

	2019	2018
Expected stock price volatility	52.8%	49.8%
Expected life of options (years)	5.7	5.8
Expected dividend yield	0%	0%
Risk free interest rate	1.7%	2.8%

During the three month periods ended December 31, 2019 and 2018, 375,830 and zero stock options vested, and 7,497 and zero stock options were forfeited during these periods, respectively.

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2019 and 2018, and 10,503 and zero RSUs vested during these periods, respectively The total expense for the three months ended December 31, 2019 and 2018 related to these RSU’s was $25,001 and zero, respectively. The number of RSUs forfeited during the three month periods ended December 31, 2019 and 2018 was 7,003 and zero, respectively.

Other Stock-Based Awards

In October 2019, two consulting agreements were executed whereby up to 115,000 shares of common stock were issuable of which 90,000 shares of common stock were issued and 60,000 shares were vested as of December 31, 2019 under these agreements. Vesting is based on a time-based vesting condition ranging over a three to nine month period commencing upon the execution of the consulting agreements. Compensation expense related to the stock awards granted under these consulting agreements amounted to $124,593 and was included in the total stock-based expense referenced above for the three month period ended December 31, 2019. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $2.00 to $2.65 per share.

In February 2018, 250,000 shares of common stock were reserved as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 shares of common stock were awarded during the three month period ended December 31, 2018 on a time-based vesting condition that was met in November 2018. The compensation expense related to the vested common shares was included in the total stock-based expense referenced above which totaled $115,000 for the three month period ended December 31, 2018. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.30 per share. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued, but were not eligible for issuance under either of the 2016 or 2017 Plans as the consulting contract was not with an individual.

As of December 31, 2018, the Company had a formal obligation to issue future common stock options relating to a consulting agreement. The corresponding stock-based compensation expense related to the stock-based award liability amounted to $3,980 during the three months ended December 31, 2018 and was included in general and administrative expense in the accompanying condensed statements of operations.

General

As of December 31, 2019, 704,259 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $0.8 million as of December 31, 2019. The unrecognized share-based expense is expected to be recognized over a weighted average period of 3.2 years.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

NOTE 10 – Income Taxes

The effective tax rate for the three months ended December 31, 2019 and 2018 was zero percent. As a result of the analysis of all available evidence as of December 31, 2019 and September 30, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2019 and 2018. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 – Stockholders’ Deficit

Common Stock Offering

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, has issued and sold 141,666 shares of the Company’s common stock to the accredited investors at a price of $1.80 per share, for gross proceeds amounting to $255,000.

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

2019 Private Placement

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

The initial closing of the 2019 Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses (160,000 Units were sold during the three month period ended December 31, 2018 for total gross proceeds of $400,000). In connection with the 2019 Private Placement, the Company recorded issuance costs in the amount of $1,150,359 ($89,622 recorded during the three month period ended December 31, 2018). The 2019 Private Placement was terminated on July 1, 2019.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (170,000 Units were sold during the three month period ended December 31, 2018 for total gross proceeds of $425,000). In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $173,067 ($59,694 recorded during the three month period ended December 31, 2018).

Warrant Activity and Summary

The following table summarizes warrant activity during the three month period ended December 31, 2019:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2019	7,265,598	$1.80 - 3.00	$2.55	3.60
Issued	1,124,389	$1.87	$1.87	4.51
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at December 31, 2019	8,389,987	$1.80 - 3.00	$2.45	3.50

As of December 31, 2019, 259,476 broker warrants were committed to be issued related to the Paulson Private Placement at an exercise price of $1.87 per share with a term of 10 years and are reflected in the above table.

NOTE 12 – Subsequent Events

WARF License amendment

The Company entered into an Amended and Restated Exclusive Start-up Company License Agreement (the “WARF License”) with Wisconsin Alumni Research Foundation (“WARF”) on January 21, 2020, which amended and restated in full the prior license agreement between WARF and NeuroOne, LLC, a predecessor of the Company, dated October 1, 2014, as amended on February 22, 2017, March 30, 2019 and September 18, 2019.

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company has agreed to pay WARF a royalty equal to a single-digit percentage of its product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

WARF may terminate the WARF License if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, or breaches any other covenant in the WARF License and fails to remedy such default in ninety (90) days or in the event of certain bankruptcy events involving the Company. WARF may also terminate the WARF License on ninety (90) days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2020. The WARF License otherwise expires by its terms (i) on the date that no valid claims on the patents licensed thereunder remain or (ii) upon the cessation for more than four (4) calendar quarters of the payment, once begun, of earned royalties under certain sections of the WARF License. The Company expects the latest expiration of a licensed patent to occur in 2030.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued
(unaudited)

In addition, WARF reserves the right to grant non-profit research institutions and government agencies non-exclusive licenses to practice and use the inventions of the licensed patents for non-commercial research purposes, and the Company grants WARF a non-exclusive, sub licensable, royalty-free right and license for non-commercial research purposes to use improvements to the licensed patents. In the event that the Company discontinues use or commercialization of the licensed patents or improvements thereon, the Company must grant WARF an option to obtain a non-exclusive, sub-licensable royalty-bearing license to use the improvements for commercial purposes.

Broker warrant issuance

In connection with the Paulson Private Placement, on January 21, 2020, the Company issued to affiliates of Paulson warrants to purchase 259,476 shares of common stock at an exercise price of $1.87 per share, which warrants were exercisable beginning on the date of issuance, January 21, 2020, and expire on January 21, 2030. Prior to expiration, subject to the terms and conditions set forth in the Broker Warrants, the holders of such Broker Warrants may exercise the Broker Warrants for shares of common stock by providing notice to the Company and paying the exercise price per share for each share so exercised.

Paulson Note Redemption

In January 2020, an investor elected to redeem outstanding principal and accrued and unpaid interest in the amount of $151,707 into 60,847 shares of common stock.

Restricted stock units

On February 10, 2020, grants of restricted stock units were made to NeuroOne’s non-employee directors (91,387 restricted stock units in the aggregate), and such non-employee directors agreed to waive payment of the cash retainer for calendar year 2019 otherwise payable to such directors pursuant to NeuroOne’s non-employee director compensation policy.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (cEEG) and stereoelectroencephalography (sEEG) recording, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors and other related brain related disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence. We are based in Eden Prairie, Minnesota.

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our cortical strip, grid electrode and depth electrode technology are still under development and we have not generated any revenue from commercial sales.

We have incurred losses since inception. As of December 31, 2019, we had an accumulated deficit of $21.9 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

NeuroOne Medical Technologies Corporation
Form 10-Q

Our main source of cash to date has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At December 31, 2019, we had $2.0 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through fiscal 2020. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Financial Overview

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless or until we develop and commercialize our cortical strip, grid electrode and depth electrode technology. If we fail to complete the development of our cortical strip, grid electrode and depth electrode technology, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain certain regulatory approvals, we may never be able to generate any revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our cortical strip, grid electrode and depth electrode technology and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

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

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs as applicable related to our Paulson Notes and 2017 Convertible Notes while outstanding as described further below.

NeuroOne Medical Technologies Corporation
Form 10-Q

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the Paulson Notes, warrant liability and the premium conversion derivatives during the particular period these instruments are outstanding.

Results of Operations

Comparison of the Three Months Ended December 31, 2019 and 2018

The following table sets forth the results of operations for the three-months ended December 31, 2019 and 2018, respectively.

	For the three months ended December 31, (unaudited)
	2019	2018	Period to Period Change
Operating expenses:
General and administrative	$1,312,166	$866,679	$445,487
Research and development	501,819	209,168	292,651
Total operating expenses	1,813,985	1,075,847	738,138
Loss from operations	(1,813,985)	(1,075,847)	(738,138)
Interest expense	(2,697,507)	(264,023)	(2,433,484)
Net valuation change of instruments measured at fair value	(125,574)	(12,954)	(112,620)
Loss before income taxes	(4,637,066)	(1,352,824)	(3,284,242)
Provision for income taxes	—	—	—
Net loss	$(4,637,066)	$(1,352,824)	$(3,284,242)

General and administrative expenses

General and administrative expenses were $1.3 million for the three months ended December 31, 2019, compared to $0.9 million for the three months ended December 31, 2018. The increase was primarily due to a net increase in payroll resulting from an increase in personnel and stock-based compensation costs in the aggregate of $0.5 million offset in part by a decrease in legal fees of $0.1 million.

Research and development expenses

Research and development expenses were $0.5 million for the three months ended December 31, 2019, compared to $0.2 million during for the three months ended December 31, 2018. The increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies.

 Interest expense

Interest expense, for the three months ended December 31, 2019 was $2.7 million and consisted of non-cash interest expense in connection with our Paulson Notes described further below. Interest expense was comprised of issuance costs of $0.9 million and day-one interest at issuance of $1.8 million representing the amount by which fair value exceeded note proceeds. Interest expense, for the three months ended December 31, 2018 was $0.3 million consisting of non-cash interest expense of $31,000 and amortization of debt discount costs of $0.2 million related to the 2017 Convertible Notes described further below.

NeuroOne Medical Technologies Corporation
Form 10-Q

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the Paulson Notes, warrant liability and premium conversion derivatives for the three months ended December 31, 2019 and 2018 was $0.1 million and $13,000, respectively. The change is due to accrued interest on the Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the Paulson Notes or the 2017 Convertible Notes while outstanding.

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2019, our principal source of liquidity consisted of cash deposits of $2.0 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below.

Paulson Convertible Notes

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “Paulson Note” and collectively, the “Paulson Notes”) and warrants (each, a “Paulson Warrant” and collectively, the “Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount. The private placement terminated on December 3, 2019.

The Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020 (the “Maturity Date”). Each subscriber has the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price of the common stock prior to conversion. In addition, if the Company raises more than $3,000,000 in an equity financing (the “Qualified Financing”) before the Maturity Date, each subscriber shall have the option to convert the Outstanding Balance into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing or (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction occurs prior to a Qualified Financing or the Maturity Date, the Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

In connection with the Paulson Private Placement, Paulson Investment Company (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the Paulson Notes and the right to receive 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share.

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

Financings Prior to Fiscal Year 2020

Our sources of cash prior to fiscal year 2020 were generated from the following financing arrangements:

2019 Private Placement

From December 28, 2018 through July 1, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Private Placement.

The initial closing of the 2019 Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “Unit”), each consisting of (i) one share (each, a “Share”) of common stock and (ii) a warrant to purchase one share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

NeuroOne Medical Technologies Corporation
Form 10-Q

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses.

Series 3 Notes and Warrants (2017 Convertible Notes)

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes” or “2017 Convertible Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). On February 28, 2019, the outstanding principal and interest on the Series 3 Notes converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price of $3.00 per share.

In addition, each holder has the option to purchase additional shares of our capital stock equal to 839,179 shares of capital stock of the Company at a per share exercise price equal to $2.50. The warrants exercisable at $2.50 per share have a five year term which commenced on February 28, 2019. The exercise price and number of the shares issuable upon exercising the Series 3 Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

Series 2 Notes and Warrants

 In August 2017, the Company entered into a subscription agreement in an aggregate principal amount of $253,000 to certain accredited investors (the “Series 2 Notes”). On July 2, 2018, the Series 2 Notes were converted into 144,053 shares of Common Stock and warrants exercisable for 477,856 shares of common stock at a per share exercise price equal to $1.80 per share. The warrants expire on November 21, 2021.

Series 1 Notes and Warrants

From November 2016 to June 2017, the Company issued convertible promissory notes in an aggregate principal amount of $1.6 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 1 Notes”). The Series 1 Notes were converted into 1,002,258 shares of Common Stock and warrants exercisable for 2,004,516 shares of Common Stock were issued on July 2, 2018 at a per share exercise price of $1.80 per share. The warrants will expire on November 21, 2021.

Unsecured Loans

From March 2018 to December 2018, the Company received gross proceeds from unsecured loans in the amount of $528,000. The unsecured loans were repaid in full as of June 30, 2019.

Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2019 for additional information related to financings prior to fiscal year 2020.

Funding Requirements and Outlook

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

NeuroOne Medical Technologies Corporation
Form 10-Q

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended September 30, 2019 and as of and for the nine month transition period ended September 30, 2018, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

As of December 31, 2019, the outstanding principal and accrued and unpaid interest on the Paulson Notes was $3,288,675. If we fail to complete the Qualified Financing by May 1, 2020, the Paulson Notes will be immediately due and payable on such date, and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

On January 22, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014 (the “Original WARF License”). Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further is due until we start selling our products.

Refer to the Company’s Annual report on Form 10-K for the year ended September 30, 2019 with regard to: “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from WARF for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology.”

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses without raising additional funds. To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to pay off or modify terms of our existing debt coming due on May 1, 2020, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

The development of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving certain regulatory approval and then a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

NeuroOne Medical Technologies Corporation
Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(1,224,846)	$(699,684)
Net cash used by investing activities	(10,271)	—
Net cash provided by financing activities	3,018,670	1,037,000
Net increase in cash	$1,783,553	$337,316

Net cash used in operating activities

Net cash used in operating activities was $1.2 million for the three months ended December 31, 2019, which consisted of a net loss of $4.6 million partially offset primarily by non-cash interest, stock-based compensation for non-employee services, depreciation, amortization related to intangible assets, revaluation of convertible notes, totaling approximately $3.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities was negligible.

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

Net cash used by investing activities

Net cash used by investing activities consisted of outlays for furniture and equipment during the three months ended December 31, 2019. There was no activity during the comparable period in the prior year.

Net cash provided by financing activities

Net cash provided by financing activities was $3.0 million for the three months ended December 31, 2019, which consisted primarily of net proceeds received upon the issuance of the Paulson Notes and common stock offering totaling $3.0 million in the aggregate.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 3 — “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

During the three months ended December 31, 2019, we elected to record the convertible notes issued during the three month period ended December 31, 2019 at fair value which is based on both the fair value of our common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments. There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We designed and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of December 31, 2019. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroOne Medical Technologies Corporation
Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts. The letter, which purported to attach a noncompete agreement signed by Mr. Fredrickson, demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it is not using trade secrets or proprietary information nor competing with the former employer.

On March 29, 2018, we were served with a complaint filed by PMT adding the Company, NeuroOne, Inc. and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota (the “Court”). In the lawsuit, PMT claims that Mr. Fredrickson and Mr. Christianson breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. Against Mr. Fredrickson, PMT also alleges that he intentionally or negligently spoliated evidence, made negligent or fraudulent misrepresentations, misappropriated trade secrets in violation of Minnesota law, and committed the tort of conversion and statutory civil theft. Against the Company and NeuroOne, Inc., PMT alleges that the Company and NeuroOne, Inc. were unjustly enriched and engaged in unfair competition. PMT asks the Court to impose a constructive trust over the shares held by Mr. Fredrickson and Mr. Christianson and to award compensatory damages, equitable relief, punitive damages, attorneys’ fees, costs and interest. The Company, NeuroOne, Inc. and Mr. Christianson (who has not worked for PMT since 2012) intend to defend themselves vigorously. Furthermore, Mr. Christianson is a key officer and the loss of him would be detrimental to our operations and prospects.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court held the sanctions hearing on December 17, 2019 and December 18, 2019, and indicated that a ruling would be made in approximately 90 days.

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

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

Exhibit 10.1	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

Exhibit 10.2	Lock-Up Agreement dated October 21, 2019, between Wade Fredrickson and the Company (incorporated by reference to Exhibit 10.42 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

Exhibit 10.3	Form of Convertible Promissory Note issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

Exhibit 10.4	Form of Common Stock Purchase Warrant issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

Exhibit 10.5	Form of November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

Exhibit 10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

Exhibit 10.7	Form of First Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

Exhibit 10.8+	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

Exhibit 10.9	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2020

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)