Form 10-Q
period 2020-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2020-05-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2020 was 16,154,122.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash	$747,244	$260,749
Prepaid and other assets	81,305	41,002
Total current assets	828,549	301,751
Right-of-use asset	308,055	—
Intangible assets, net	167,680	178,838
Property and equipment, net	84,943	52,026
Total assets	$1,389,227	$532,615

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,077,225	$1,152,472
Accrued expenses	291,874	617,721
Convertible promissory notes (Note 7)	4,921,076	—
Total current liabilities	6,290,175	1,770,193
Lease liability	284,235	—
Total liabilities	6,574,410	1,770,193

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2020 and September 30, 2019; no shares issued or outstanding as of March 31, 2020 and September 30, 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2020 and September 30, 2019; 14,022,423 and 13,493,705 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively.	14,023	13,494
Additional paid–in capital	18,022,373	15,987,799
Accumulated deficit	(23,221,579)	(17,238,871)
Total stockholders’ deficit	(5,185,183)	(1,237,578)
Total liabilities and stockholders’ deficit	$1,389,227	$532,615

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$1,035,256	$1,084,789	$2,347,422	$1,951,468
Research and development	342,102	436,311	843,921	645,479
Total operating expenses	1,377,358	1,521,100	3,191,343	2,596,947
Loss from operations	(1,377,358)	(1,521,100)	(3,191,343)	(2,596,947)
Interest expense	—	(20,534)	(2,697,507)	(284,557)
Net valuation change of instruments measured at fair value	31,716	(116,809)	(93,858)	(129,763)
Loss on notes extinguishment	—	(553,447)	—	(553,447)
Loss before income taxes	(1,345,642)	(2,211,890)	(5,982,708)	(3,564,714)
Provision for income taxes	—	—	—	—
Net loss	$(1,345,642)	$(2,211,890)	$(5,982,708)	$(3,564,714)

Net loss per share:
Basic and diluted	$(0.10)	$(0.20)	$(0.43)	$(0.34)
Number of shares used in per share calculations:
Basic and diluted	13,904,429	10,971,425	13,780,509	10,360,696

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 and 2019 private placements	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 and 2019 private placements	—	—	223,351	—	223,351
Issuance costs related to 2018 and 2019 private placements	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	10,037	6,842,465	(11,810,534)	(4,958,032)
Issuance of common stock under 2019 private placement	1,743,979	1,744	3,164,640	—	3,166,384
Issuance of warrants under 2019 private placements	—	—	1,193,564	—	1,193,564
Issuance costs related to 2019 and 2018 private placements	—	—	(698,777)	—	(698,777)
Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Share–based compensation — employee	—	—	30,085	—	30,085
Share–based compensation — non–employee	—	—	16,569	—	16,569
Exercise of stock options	93,555	94	3,179	—	3,273
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(2,211,890)	(2,211,890)
Balance at March 31, 2019	12,944,514	$12,945	$14,454,110	$(14,022,424)	$444,631

Balance at September 30, 2019	13,493,705	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	141,666	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	90,000	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	10,503	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	13,735,874	13,737	17,249,868	(21,875,937)	(4,612,332)

Conversion of convertible notes into common stock	60,847	61	239,461	—	239,522
Exercise of stock options	42,525	42	1,446	—	1,488
Stock-based compensation	—	—	88,806	—	88,806
Issuance of common stock for consulting services	61,000	61	153,520	—	153,581
Issuance of common stock upon vesting of restricted stock units	122,177	122	289,272	—	289,394
Net loss	—	—	—	(1,345,642)	(1,345,642)
Balance at March 31, 2020	14,022,423	$14,023	$18,022,373	$(23,221,579)	$(5,185,183)

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2020	2019
Operating activities
Net loss	$(5,982,708)	$(3,564,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	20,965	10,622
Stock-based compensation	1,119,458	189,197
Non-cash interest on convertible notes	1,831,940	51,333
Non-cash discount amortization on convertible notes	—	233,224
Revaluation of convertible notes	93,858	—
Revaluation of premium conversion derivatives and warrant liability	—	129,763
Issuance costs attributed to financing activities	865,567	—
Loss on notes extinguishment	—	553,447
Lease liability principal payment deferral	4,038
Right-of-use asset depreciation adjustment	(4,038)
Change in assets and liabilities:
Prepaid and other assets	(40,303)	(74,574)
Accounts payable and other accrued liabilities	(383,855)	(104,578)
Net cash used in operating activities	(2,475,078)	(2,576,280)
Investing activities
Purchase of fixed assets and intangible assets	(40,224)	(65,000)
Net cash used in investing activities	(40,224)	(65,000)
Financing activities
Proceeds from issuance of convertible promissory notes	3,234,800	—
Issuance costs related to convertible notes	(417,176)	—
Proceeds from unsecured loans	—	245,000
Proceeds from issuance of common stock in connection with private placements	255,000	3,768,032
Proceeds from issuance of warrants in connection with private placements	—	1,416,915
Exercise of warrants	—	416,333
Exercise of stock options	1,488	3,273
Repayment of unsecured loans	—	(299,000)
Issuance costs related to private placements	(72,315)	(617,134)
Net cash provided by financing activities	3,001,797	4,933,419
Net increase in cash	486,495	2,292,139
Cash at beginning of period	260,749	13,260
Cash at end of period	$747,244	$2,305,399
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$—	$1,678,361
Exercise of premium conversion derivative liability	$—	$419,590
Reclassification of warrant liability to equity	$—	$835,723
Unpaid issuance costs attributed to convertible notes and private placement	$28,756	$230,959
Broker warrants issued in connection with convertible notes	$419,635	$—
Purchased fixed assets in accounts payable and accrued expenses	$2,500	$—
Operating lease right of use asset obtained in exchange for operating lease	$335,119	$—

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

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact the Company’s ability to secure additional financing or its ability to up-list from its current OTC Market (“OTCQB”), and may result in further modifications to its debt agreements. See NOTE 12 – Subsequent Events. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and has negative working capital, negative cash flows from operations, and an accumulated deficit of $23,221,579 as of March 31, 2020. The Company has not established a source of revenues to cover its operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. If the Company is not able to raise additional working capital, it will have a material adverse effect on the operations of the Company and the development of its technology.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

The Company does not have adequate liquidity to fund its operations without raising additional funds. Management intends to continue to seek additional debt and/or equity financing to fund operations. However, these actions are not solely within the control of the Company. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have to cease operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of March 31, 2020, the Company did have deposits in excess of federally insured amounts by $497,244.

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

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the condensed financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

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

As of March 31, 2020 and September 30, 2019, the fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes outstanding during the three and six month period ended March 31, 2020 were based on both the fair value of our common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

The estimated fair value of the convertible promissory notes of the Company that were outstanding during the three and six month period ended March 31, 2019 were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes outstanding during fiscal 2019 were based on both the estimated fair value of our common stock and cash flow models discounted at the then current implied market rates evidenced in arms-length transactions representing expected returns by market participants for similar instruments during that period and were based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2020 and 2019.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$4,921,076	—	—	$4,921,076
Total liabilities at fair value	$4,921,076	—	—	$4,921,076

The following table provides a roll-forward of the convertible notes, warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the six month periods ended March 31 as follows:

2020
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	5,066,740
Conversion of convertible promissory notes to common stock	(239,522)
Change in fair value including accrued interest	93,858
Balance as of end of period – March 31, 2020	$4,921,076

2019
Warrant liability
Balance as of beginning of period – September 30, 2018	$817,155
Change in fair value of warrant liability	18,568
Reclassification to equity upon conversion of convertible promissory notes	(835,723)
Balance as of end of period – March 31, 2019	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

2019
Premium debt conversion derivatives
Balance as of beginning of period – September 30, 2018	$308,395
Change in fair value of premium debt conversion derivatives	111,195
Reclassification to equity upon conversion of convertible promissory notes	(419,590)
Balance as of end of period – March 31, 2019	$—

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

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

 Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the condensed statements of operations based on the fair value of its common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six month periods ended March 31, 2020 and 2019.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six month periods ended March 31, 2020 and 2019:

	2020	2019
Warrants	8,389,987	6,448,613
Stock options	1,355,512	600,209
Restricted stock units	59,090	—
Convertible notes	1,648,287	—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted the new standard on October 1, 2019 and did not have a material impact on the Company’s statements of comprehensive loss or statements of cash flows for agreements in place as of the adoption date. As such, the Company did not restate comparative periods and did not recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company elected the short-term lease expedient upon adoption of the standard. See NOTE 4 – Commitments and Contingencies with regard to a new operating lease that commenced after the adoption date on November 1, 2019.

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

This guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the new guidance and does not expect that it will have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

 NOTE 4 – Commitments and Contingencies

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

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

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court held the sanctions hearing on December 17, 2019 and December 18, 2019 and indicated that a ruling would be made in approximately 90 days. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously. The Court issued multiple rulings on the Company’s request for summary judgment and sanctions against PMT in April 2020. See NOTE 12 – Subsequent Events.

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

During the three month periods ended March 31, 2020 and 2019, rent expense associated with the facility leases amounted to $25,862 and $14,289, respectively, and $47,866 and $19,052 during the six month periods ended March 31, 2020 and 2019, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

Supplemental cash flow information related to the operating lease was as follows:

Six months ended
March 31, 2020

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$—

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

As of
March 31, 2020
Right-of-use assets	$308,055

Lease liability	$339,157

Weighted average remaining lease term (years)	5.0
Weighted average discount rate	7.0%

Maturity of the lease liability was as follows:

As of
March 31, 2020
2020 (period from April 1, 2020 to September 30, 2020)	$38,462
2021	77,884
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	404,332
Less imputed interest	(65,175)
Total	339,157
Short-term portion	(54,922)
Long-term portion	$284,235

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2019	12-13 years	$178,838
Less: amortization		(11,158)
Net Intangibles, March 31, 2020		$167,680

Amortization expense was $5,579 and $5,311 for the three months ended March 31, 2020 and 2019, respectively, and 11,158 and $10,622 for the six months ended March 31, 2020 and 2019, respectively.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of
	March 31, 2020	September 30, 2019
Equipment and furniture	$99,181	$56,457
Software	1,895	1,895
Total property and equipment	101,076	58,352
Less accumulated depreciation	(16,133)	(6,326)
Property and equipment, net	$84,943	$52,026

Depreciation expense was $5,488 and zero for the three months ended March 31, 2020 and 2019, respectively, and $9,807 and zero for the six months ended March 31, 2020 and 2019, respectively.

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at March 31, 2020 and September 30, 2019:

	As of
	March 31, 2020	September 30, 2019
Legal services	$—	$228,709
Accrued issuance costs	50,400	50,400
Accrued payroll	126,001	171,087
Lease liability, short-term	54,922	—
Other	60,551	167,525
	$291,874	$617,721

The “other” category is primarily comprised of board fees.

NOTE 7 – Convertible Promissory Notes and Warrant Agreements

	As of March 31, 2020	As of September 30, 2019
Paulson convertible notes, principal	$3,085,200	$—
Accrued interest	152,036	—
Fair value adjustments	1,683,840	—
	$4,921,076	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

Paulson Convertible Note Offering

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2019 Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “2019 Paulson Note” and collectively, the “2019 Paulson Notes”) and warrants (each, a “2019 Paulson Warrant” and collectively, the “2019 Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the 2019 Paulson Private Placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued the 2019 Paulson Notes in an aggregate principal amount of $3,234,800 to the subscribers for gross proceeds equaling the principal amount. The 2019 Paulson Private Placement terminated on December 3, 2019.

The 2019 Paulson Notes bear interest at a fixed rate of 13% per annum and originally required the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020. The 2019 Paulson Notes were amended in April 2020 to extend the maturity date to November 1, 2020. See NOTE 12 – Subsequent Events for amended terms under the 2019 Paulson Notes.

Interest on principal amounted to $100,269 and $154,144 during the three and six month periods ended March 31, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The subscriber has the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price (“VWAP”) of the common stock prior to conversion. In addition, if the Company raises more than $3,000,000 in an equity financing (the “2019 Qualified Financing”) before the maturity date, each subscriber shall have the option to convert the Outstanding Balance into the securities issued by the Company in such 2019 Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the 2019 Qualified Financing or (B) the ten day VWAP of the common stock prior to the first closing of a 2019 Qualified Financing. If a change of control transaction occurs prior to a 2019 Qualified Financing or the maturity date, the 2019 Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the 2019 Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations during the six month period ended March 31, 2020. Subsequent to issuance, the fair value change of the 2019 Paulson Notes amounted to a reduction of $(31,716) and an increase of $93,858 during the three and six month periods ended March 31, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

Each 2019 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2019 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on December 3, 2019, the Company issued 2019 Paulson Warrants exercisable for 864,913 shares of common stock in connection with all closings of the 2019 Paulson Private Placement. The 2019 Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The 2019 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2019 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2019 Paulson Warrants in the condensed financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share (the “Broker Warrants”). The issuance costs incurred during the six months ended March 31, 2020 in connection with the 2019 Paulson Private Placement were $865,567. Issuance costs included cash commissions equal to $388,176 and legal and third party fees in the amount of $57,756. In addition, issuance costs included the value of the Broker Warrants in the amount of $419,635. There were no issuance costs incurred in connection with 2019 Paulson Notes during the three months ended March 31, 2020. The issuance costs were recorded as a component of interest in the accompanying condensed statements of operations.

During the six months ended March 31, 2020, 2019 Paulson Notes with a fair value of $239,522 were converted into 60,847 shares of common stock.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “2017 Warrants”).

On February 28, 2019, the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. In addition, the previously issued 2017 Warrants became immediately exercisable for 839,179 shares of common stock. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishment in the accompanying condensed statements of operations for the three and six months ended March 31, 2019.

During the three and six month periods ended March 31, 2019, interest on the principal was $20,534 and $51,333, respectively, and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to zero and $233,224, respectively. The fair value changes related to the underlying premium conversion derivative and warrant liability amounted to an expense of $116,809 and $129,763 during the three and six month periods ended March 31, 2019, respectively.

As noted above, the 2017 Convertible Notes were converted into shares of common stock and not outstanding during the three and six month periods ended March 31, 2020.

NOTE 8 – Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company matches 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through March 31, 2020.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. No matching contributions were made during the three and six month periods ended March 31, 2020. During the six month period ended March 31, 2019, there was a benefit reduction adjustment of $(4,359) given an overpayment. There were no matching contributions during the three month period ended March 31, 2019.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

NOTE 9 – Stock-Based Compensation

Stock-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
General and administrative	$495,690	$26,105	$1,059,458	$141,105
Research and development	36,091	44,112	60,000	48,092
Total share-based compensation	$531,781	$70,217	$1,119,458	$189,197

Stock Options

During the three month period ended March 31, 2020 and 2019, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 20,000 and 150,548 stock options, respectively, to its employees, consultants and scientific advisory board members. During the six month periods ended March 31, 2020 and 2019, under the 2017 Plan, the Company granted 820,000 and 325,548 stock options, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended March 31, 2020 and 2019 was $1.15 and $1.11 per share, respectively. The grant date fair value of the grants issued during the six month periods ended March 31, 2020 and 2019 was $1.06 and $1.12 per share, respectively. The total expense for the three months ended March 31, 2020 and 2019 related to stock options was $88,806 and $46,654, respectively. The total expense for the six month periods ended March 31, 2020 and 2019 related to stock options was $526,888 and $46,654, respectively. The total number of stock options outstanding as of March 31, 2020 and September 30, 2019 was 1,355,512 and 845,840, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six month periods ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Expected stock price volatility	54.3%	50.7%	52.8%	50.2%
Expected life of options (years)	5.4	6.0	5.7	5.9
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.4%	2.6%	1.7%	2.7%

During the three and six month periods ended March 31, 2020, 46,865 and 422,694 stock options vested, respectively, and 39,675 stock options vested during the three and six months ended March 31, 2019. During the three and six month periods ended March 31, 2020, 260,306 and 267,803 stock options were forfeited, respectively, and no options were forfeited during the three and six month periods ended March 31, 2019.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

Restricted Stock Units

During the three and six month periods ended March 31, 2020, 167,851 restricted stock units (“RSUs”) were granted. During the three and six month periods ended March 31, 2019, no RSUs were granted. During the three and six month periods ended March 31, 2020, 122,767 and 133,272 RSUs vested, respectively. No RSUs vested during the three and six month periods ended March 31, 2019. The total expense for the three and six month period ended March 31, 2020 related to the RSU’s was $289,394 and $314,395, respectively. No expense was recognized related to the RSUs during the three and six month periods ended March 31, 2019. The number of RSUs forfeited during the three and six month periods ended March 31, 2020 was zero and 7,003, respectively. No RSUs were forfeited during the three and six month periods ended March 31, 2019.

 Other Stock-Based Awards

In October 2019, two consulting agreements were executed whereby up to 115,000 shares of common stock were issuable of which 90,000 shares of common stock were issued and vested as of March 31, 2020 under these agreements. Vesting is based on a time-based vesting condition ranging over a three to nine month period commencing upon the execution of the consulting agreements. In February 2020, an additional consulting agreement was executed whereby up to 90,000 shares of common stock were issuable of which 36,000 shares of common stock were issued and vested as of March 31, 2020 under this agreement. Compensation expense related to the stock awards granted under these consulting agreements amounted to $153,581 and $278,175 and was included in the total stock-based expense referenced above for the three and six month periods ended March 31, 2020, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $2.00 to $2.65 per share.

In February 2018, 250,000 shares of common stock were reserved as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, zero and 50,000 shares of common stock were awarded during the three and six month period ended March 31, 2019, respectively, on a time-based vesting condition that was met in November 2018. The compensation expense related to the vested common shares was included in the total stock-based expense referenced above which totaled zero and $115,000 for the three and six month periods ended March 31, 2019, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.30 per share. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

As of March 31, 2019, the Company had formal obligation to issue future common stock options relating to several consulting agreements. The corresponding stock-based compensation expense related to the stock-based award liabilities amounted to $23,563 and $27,543 during the three and six month periods ended March 31, 2019, respectively, and was included in general and administrative expense in the accompanying condensed statements of operations.

General

As of March 31, 2020, 2,063,506 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $0.8 million as of March 31, 2020. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.9 years.

NOTE 10 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of March 31, 2020 and September 30, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The CARES Act is not expected to have a material impact on the Company’s financial statements. However, the Company is continuing to assess the impact of the CARES Act.

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

2019 Private Placement

From December 28, 2018 through July 1, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Unit Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) 1 share of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Unit Private Placement.

The initial closing of the 2019 Unit Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 of the 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses (1,743,979 and 1,903,979 of the 2019 Units were sold during the three and six month periods ended March 31, 2019, respectively). In connection with the 2019 Unit Private Placement, the Company recorded issuance costs in the amount of $1,150,359 ($722,806 and $812,428 recorded during the three and six month periods ended March 31, 2019, respectively). The 2019 Unit Private Placement was terminated on July 1, 2019.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “2018 Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 of the 2018 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (zero and 170,000 of the 2018 Units were sold during the three and six month periods ended March 31, 2019, respectively). In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $173,067 (a reduction adjustment of $(24,029) and a cost of $35,665 recorded during the three and six month periods ended March 31, 2019, respectively).

Warrant Activity and Summary

The following table summarizes warrant activity during the six month period ended March 31, 2020:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2019	7,265,598	$1.80 - 3.00	$2.55	3.60
Issued	1,124,389	$1.87	$1.87	4.26
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at March 31, 2020	8,389,987	$1.80 - 3.00	$2.45	3.26

NOTE 12 – Subsequent Events

Amendment of 2019 Paulson Notes

On April 24, 2020, the Company and holders of a majority in aggregate principal amount of the 2019 Paulson Notes entered into an amendment to the 2019 Paulson Notes (the “Second Paulson Amendment”) to, among other things:

i.	Extend the Maturity Date – The Second Paulson Amendment extends the maturity date of the 2019 Paulson Notes from May 1, 2020 to November 1, 2020 (in either case, unless a change of control transaction happens prior to such date);

ii.	Revise Optional Conversion Terms – The Second Paulson Amendment provides that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a 2019 Qualified Financing (as defined in the 2019 Paulson Notes) will be equal to: (1) the Outstanding Balance of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

iii.	Revise the Registration Date – The Second Paulson Amendment provides that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber has converted all or a majority of the Outstanding Balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing a 2019 Qualified Financing; and (3) the maturity date, the Company will enter into a registration rights agreement with the applicable subscriber containing customary and usual terms pursuant to which the Company shall agree to prepare and file with the SEC a registration statement on or prior to the 90th calendar day following the registration date, covering the resale of any common stock received on conversion of such 2019 Paulson Notes, and shares of common stock underlying the Warrants.

There were no other significant changes to terms under the Second Paulson Amendment.

2019 Paulson Note Conversion

Between April 24, 2020 and May 1, 2020, certain holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of $2,633,280 into 2,054,245 shares of common stock.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (unaudited)

Paulson 2020 Convertible Note Financing

On April 30, 2020, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2020 Paulson Private Placement”), agreed to issue and sell to the investors up to $3 million of 13% convertible promissory notes (each, a “2020 Paulson Note” and collectively, the “2020 Paulson Notes”) and warrants (each, a “2020 Paulson Warrant” and collectively, the “2020 Paulson Warrants”) to purchase shares of the Company’s common stock.

Between April 30, 2020 and May 8, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $2,469,800 to the Subscribers. The Company may conduct any number of additional closings so long as the aggregate amount of gross proceeds does not exceed $6,000,000 or a higher amount determined by the Board.

The 2020 Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the earlier of (i) six months following the final closing of the 2020 Paulson Private Placement, (ii) six months following July 31, 2020, and (iii) a change of control transaction. If the Company raises more than $5,000,000 in an equity financing before the maturity date (the “2020 Qualified Financing”), without any action on the part of the Subscribers, all of the outstanding principal and accrued and unpaid interest of the Notes (the “Outstanding Balance”) shall convert into that number of shares of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs and (B) the volume weighted average price of the common stock for ten (10) trading days immediately preceding the 2020 Qualified Financing.

If the Company announces a transaction between the Company and any other company (or an affiliate of any such company) that is included in the S&P 500 Health Care Index as published from time to time by S&P Dow Jones Indices LLC that includes an investment or upfront payments resulting in gross proceeds to the Company of at least $2,000,000 upon the execution of such transaction or definitive agreement, and provides for terms of collaboration, manufacturing, distribution, licensing or supply of the Company’s products (a “Strategic Transaction”) before the maturity date, without any action on the part of the subscribers, the Outstanding Balance shall be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the VWAP of the common stock for the ten (10) trading days immediately preceding the first announcement of the Strategic Transaction or (B) closing price of the common stock on the day preceding the first announcement by the Company of a Strategic Transaction.

At any time, at the sole election of the holder of such 2020 Paulson Note, all or a portion of the Outstanding Balance may be converted into that number of shares of common stock equal to: (i) the Outstanding Balance elected by the holder to be converted divided by (ii) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion.

If a change of control transaction occurs prior to the conversion of the 2020 Paulson Notes or the maturity date, the 2020 Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction.

In connection with the 2020 Paulson Private Placement, Paulson will receive a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes, and at the final closing of the 2020 Paulson Private Placement, Paulson will receive 7-year warrants to purchase an amount of common stock equal to 15% of the total gross proceeds received by the Company in the 2020 Paulson Private Placement, divided by 1.87 (the “Broker Warrants”). The Broker Warrants will have an exercise price equal to $1.87.

2020 Paulson Note Conversions

Between May 4, 2020 and May 12, 2020, certain Subscribers elected to convert $50,153 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 38,335 shares of common stock.

Payroll Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes up to $349 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over an 8 week measurement period following loan funding. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of approximately $83,333 under the PPP.

Amendment to Veritas Consulting Agreement

On April 22, 2020, the Company entered into an amendment (the “Amendment”) to the Consulting Agreement, by and between the Company and Veritas Consulting Group Inc. (“Veritas”). Pursuant to the Amendment, the Company issued Veritas an additional 35,000 shares in exchange for consulting services.

PMT Litigation

On April 29, 2020, the district court granted the Company’s motion for sanctions. Additionally, the district court granted the Company’s motion for summary judgment in part with respect to the counts for Christianson’s breach of non-confidentiality agreement, Fredrickson’s breach of confidentiality covenants, and the creation of a constructive trust and denied the Company’s motion for summary judgment on all other counts.

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

We have incurred losses since inception. As of March 31, 2020, we had an accumulated deficit of $23.2 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

NeuroOne Medical Technologies Corporation
Form 10-Q

Our main source of cash to date has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At March 31, 2020, we had $0.7 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through the end of our fiscal year. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact our ability to secure additional financing or ability up-list from our current OTC Market (“OTCQB”), and may result in further modifications to our debt agreements. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

We expect our research and development expenses to significantly increase over the next several years as we develop our cortical strip, grid electrode and depth electrode technology and conduct pre-clinical testing and clinical trials and will depend on the duration, costs and timing to complete our pre-clinical programs and clinical trials.

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs as applicable related to our 2019 Paulson Notes and 2017 Convertible Notes while outstanding as described further below.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes, warrant liability and the premium conversion derivatives during the particular period these instruments are outstanding.

Loss on note extinguishment

Loss on note extinguishment includes the loss associated with debt instrument modifications and conversions accounted for as debt extinguishments.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the results of operations for the three months ended March 31, 2020 and 2019, respectively.

	For the three months ended March 31, (unaudited)
	2020	2019	Period to Period Change
Operating expenses:
General and administrative	$1,035,256	$1,084,789	$(49,533)
Research and development	342,102	436,311	(94,209)
Total operating expenses	1,377,358	1,521,100	(143,742)
Loss from operations	(1,377,358)	(1,521,100)	143,742
Interest expense	—	(20,534)	20,534
Net valuation change of instruments measured at fair value	31,716	(116,809)	148,525
Loss on note extinguishment	—	(553,447)	553,447
Loss before income taxes	(1,345,642)	(2,211,890)	866,248
Provision for income taxes	—	—	—
Net loss	$(1,345,642)	$(2,211,890)	$866,248

General and administrative expenses

General and administrative expenses were $1.0 million for the three months ended March 31, 2020, compared to $1.1 million for the three months ended March 31, 2019. The decrease was primarily due to a net decrease in legal and accounting fees of $0.2 million, board of director related costs of $0.2 million and employee related expenses of approximately $0.2 million offset in part by an increase in stock-based compensation costs of $0.5 million.

NeuroOne Medical Technologies Corporation
Form 10-Q

Research and development expenses

Research and development expenses were $0.3 million for the three months ended March 31, 2020, compared to $0.4 million during for the three months ended March 31, 2019. The decrease period over period was attributed to the fluctuation in development activities, which primarily included salary-related expenses, consulting services and materials associated with research and development activities.

 Interest expense

Interest expense for the three months ended March 31, 2020 and 2019 was zero and $21,000, respectively. Interest expense for the three months ended March 31, 2019 related to interest on note principal in connection to the 2017 Convertible Notes described further below. Interest on principal in connection with the 2019 Paulson Notes is included in the net valuation change of instruments measured at fair value line item.

 Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes, warrant liability and premium conversion derivatives for the three months ended March 31, 2020 and 2019 was $(32,000) and $0.1 million, respectively. The change is due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes or the 2017 Convertible Notes while outstanding.

Loss on note extinguishment

Non-cash loss on note extinguishment for the six months ended March 31, 2019 was $0.6 million. The Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. There were no note extinguishments during the comparable period in 2020.

Comparison of the Six Months Ended March 31, 2020 and 2019

The following table sets forth the results of operations for the six months ended March 31, 2020 and 2019, respectively.

	For the six months ended March 31, (unaudited)
	2020	2019	Period to Period Change
Operating expenses:
General and administrative	$2,347,422	$1,951,468	$395,954
Research and development	843,921	645,479	198,442
Total operating expenses	3,191,343	2,596,947	594,396
Loss from operations	(3,191,343)	(2,596,947)	(594,396)
Interest expense	(2,697,507)	(284,557)	(2,412,950)
Net valuation change of instruments measured at fair value	(93,858)	(129,763)	35,905
Loss on note extinguishment	—	(553,447)	553,447
Loss before income taxes	(5,982,708)	(3,564,714)	(2,417,994)
Provision for income taxes	—	—	—
Net loss	$(5,982,718)	$(3,564,714)	$(2,417,994)

NeuroOne Medical Technologies Corporation
Form 10-Q

General and administrative expenses

General and administrative expenses were $2.3 million for the six months ended March 31, 2020, compared to $2.0 million for the six months ended March 31, 2019. The increase was primarily due to a net increase of stock-based compensation of $0.9 million offset in part by a decrease in legal and accounting fees of $0.2 million, board of director related costs of $0.2 million and other employee related costs of approximately $0.1 million.

Research and development expenses

Research and development expenses were $0.8 million for the six months ended March 31, 2020, compared to $0.6 million during for the six months ended March 31, 2019. The increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies.

Interest expense

Interest expense for the six months ended March 31, 2020 and 2019 was $2.7 million and $0.3 million, respectively. The increase was primarily attributed to non-cash interest expense in connection with our 2019 Paulson Notes described further below. Interest expense attributed to the 2019 Paulson Notes was comprised of issuance costs of $0.9 million and day-one interest at issuance of $1.8 million representing the amount by which fair value exceeded note proceeds. Interest on principal in connection with the 2019 Paulson Notes is included in the net valuation change of instruments measured at fair value line item.

Interest expense during the six months ended March 31, 2019 was comprised of interest on principal of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes, warrant liability and premium conversion derivatives for the three months ended March 31, 2020 and 2019 was $94,000 and $0.1 million, respectively. The change is due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes or the 2017 Convertible Notes while outstanding.

 Loss on note extinguishment

Non-cash loss on note extinguishment for the six months ended March 31, 2019 was $0.6 million. The Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature. There were no note extinguishments during the comparable period in 2020.

Liquidity and Capital Resources

Historical Capital Resources

As of March 31, 2020, our principal source of liquidity consisted of cash deposits of $0.7 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

NeuroOne Medical Technologies Corporation
Form 10-Q

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below.

2020 Paulson Convertible Notes

On April 30, 2020, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2020 Paulson Private Placement”), agreed to issue and sell to the investors up to $3 million of 13% convertible promissory notes (each, a “2020 Paulson Note” and collectively, the “2020 Paulson Notes”) and warrants (each, a “2020 Paulson Warrant” and collectively, the “2020 Paulson Warrants”) to purchase shares of the Company’s common stock.

Between April 30, 2020 and May 8, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $2,469,800 to the Subscribers. The Company may conduct any number of additional closings so long as the aggregate amount of gross proceeds does not exceed $6,000,000 or a higher amount determined by the Board.

The 2020 Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the earlier of (i) six months following the final closing of the 2020 Paulson Private Placement, (ii) six months following July 31, 2020, and (iii) a change of control transaction. If the Company raises more than $5,000,000 in an equity financing before the maturity date (the “2020 Qualified Financing”), without any action on the part of the Subscribers, all of the outstanding principal and accrued and unpaid interest of the Notes (the “Outstanding Balance”) shall convert into that number of shares of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs and (B) the volume weighted average price (“VWAP”) of the common stock for ten (10) trading days immediately preceding the 2020 Qualified Financing.

If the Company announces a transaction between the Company and any other company (or an affiliate of any such company) that is included in the S&P 500 Health Care Index as published from time to time by S&P Dow Jones Indices LLC that includes an investment or upfront payments resulting in gross proceeds to the Company of at least $2,000,000 upon the execution of such transaction or definitive agreement, and provides for terms of collaboration, manufacturing, distribution, licensing or supply of the Company’s products (a “Strategic Transaction”) before the maturity date, without any action on the part of the subscribers, the Outstanding Balance shall be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the VWAP of the common stock for the ten (10) trading days immediately preceding the first announcement of the Strategic Transaction or (B) closing price of the common stock on the day preceding the first announcement by the Company of a Strategic Transaction.

At any time, at the sole election of the holder of such 2020 Paulson Note, all or a portion of the Outstanding Balance may be converted into that number of shares of common stock equal to: (i) the Outstanding Balance elected by the holder to be converted divided by (ii) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion.

If a change of control transaction occurs prior to the conversion of the 2020 Paulson Notes or the maturity date, the 2020 Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction.

NeuroOne Medical Technologies Corporation
Form 10-Q

In connection with the 2020 Paulson Private Placement, Paulson will receive a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes, and at the final closing of the 2020 Paulson Private Placement, Paulson will receive 7-year warrants to purchase an amount of common stock equal to 15% of the total gross proceeds received by the Company in the 2020 Paulson Private Placement, divided by 1.87 (the “Broker Warrants”). The Broker Warrants will have an exercise price equal to $1.87.

2020 Paulson Note Conversions

Between May 4, 2020 and May 12, 2020, certain Subscribers elected to convert $50,153 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 38,335 shares of common stock.

2019 Paulson Convertible Notes

On November 1, 2019, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2019 Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “2019 Paulson Note” and collectively, the “2019 Paulson Notes”) and warrants (each, a “2019 Paulson Warrant” and collectively, the “2019 Paulson Warrants”) to purchase shares of the Company’s common stock.

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued 2019 Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount. The private placement terminated on December 3, 2019.

Second Amendment of 2019 Paulson Notes

On April 24, 2020, the Company and holders of a majority in aggregate principal amount of the 2019 Paulson Notes entered into an amendment to the 2019 Paulson Notes (the “Second Paulson Amendment”) to, among other things:

i.	Extend the Maturity Date – The Second Paulson Amendment extends the maturity date of the 2019 Paulson Notes from May 1, 2020 to November 1, 2020 (in either case, unless a change of control transaction happens prior to such date);

ii.	Revise Optional Conversion Terms – The Second Paulson Amendment provides that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a Qualified Financing (as defined in the 2019 Paulson Notes) will be equal to: (1) the outstanding balance of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

iii.	Revise the Registration Date – The Second Paulson Amendment provides that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber has converted all or a majority of the outstanding balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing a Qualified Financing; and (3) the maturity date, the Company will enter into a registration rights agreement with the applicable subscriber containing customary and usual terms pursuant to which the Company shall agree to prepare and file with the SEC a registration statement on or prior to the 90th calendar day following the registration date, covering the resale of any common stock received on conversion of such 2019 Paulson Notes, and shares of common stock underlying the Warrants.

There were no other significant changes to terms under the Second Paulson Amendment.

2019 Paulson Note Conversion

Between April 24, 2020 and May 1, 2020, certain holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of $2,633,280 into 2,054,245 shares of common stock.

NeuroOne Medical Technologies Corporation
Form 10-Q

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

Financings Prior to Fiscal Year 2020

Our sources of cash prior to fiscal year 2020 were generated from the following financing arrangements:

2019 Unit Private Placement

From December 28, 2018 through July 1, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Unit Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at an initial exercise price of $3.00 per share (the “2019 Warrants”), to the New Purchasers. The 2019 Warrants are exercisable beginning on the date of issuance and will expire on December 28, 2023, five years from the date of the first closing of the 2019 Unit Private Placement.

The initial closing of the 2019 Unit Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 of the 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “2018 Unit”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free standing equity instruments and classified as additional paid-in capital in the accompanying condensed balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 of the 2018 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

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

NeuroOne Medical Technologies Corporation
Form 10-Q

As of March 31, 2020, the outstanding principal and accrued and unpaid interest on the 2019 Paulson Notes was $3,237,236. Some of the 2019 Paulson Notes were converted following March 31, 2020; see NOTE 12 – Subsequent Events to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. However, if we fail to complete the 2019 Qualified Financing by November 1, 2020, the remaining 2019 Paulson Notes will be immediately due and payable on such date, and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

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

Our existing cash and cash equivalents will not be sufficient to fund our operating expenses without raising additional funds. To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to pay off or modify terms of our existing debt, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(2,475,078)	$(2,576,280)
Net cash used by investing activities	(40,224)	(65,000)
Net cash provided by financing activities	3,001,797	4,933,419
Net increase in cash	$486,495	$2,292,139

Net cash used in operating activities

Net cash used in operating activities was $2.5 million for the six months ended March 31, 2020, which consisted of a net loss of $6.0 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes, totaling approximately $3.9 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.4 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses and by an increase in our prepaid expenses.

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

Net cash used by investing activities

Net cash used by investing activities was $40,000 and consisted of outlays for furniture and equipment during the six months ended March 31, 2020.

Net cash used by investing activities was $0.1 million for the six months ended March 31, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development.

Net cash provided by financing activities

Net cash provided by financing activities was $3.0 million for the six months ended March 31, 2020, which consisted primarily of net proceeds received upon the issuance of the Paulson Notes and common stock offering totaling $3.0 million in the aggregate and proceeds from the exercise of stock options in the amount of $1,000.

 Net cash provided by financing activities was $4.9 million for the six months ended March 31, 2019 which consisted primarily of net proceeds received upon the issuance of the 2019 Units and 2018 Units in the 2019 and 2018 Private Placements in the amount of approximately $4.6 million. Additionally, cash provided by financing activities also included proceeds from stock option and warrant exercises in the aggregate of $0.4 million, offset in part by net repayments over proceeds relating to our unsecured loans in the amount of $54,000 during the six month period.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

During the three and six months ended March 31, 2020, we elected to record the convertible notes issued during the three month period ended March 31, 2020 at fair value which is based on both the fair value of our common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments. There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2020. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2020, the district court granted the Company’s motion for sanctions. Additionally, the district court granted the Company’s motion for summary judgment in part with respect to the counts for Christianson’s breach of non-confidentiality agreement, Fredrickson’s breach of confidentiality covenants, and the creation of a constructive trust and denied the motion for summary judgment on all other counts.

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factor set forth below and the other factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

The COVID-19 pandemic could adversely impact our business, including pre-clinical and clinical trials and regulatory approvals.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, COVID-19 had spread to other countries, including the United States, and was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified, and the United States, Europe and Asia have implemented severe travel restrictions, social distancing and “shelter-in-place” orders, and delays or cancellations of elective surgeries. The COVID-19 pandemic poses the risk that the Company, our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to shutdowns that may be requested or mandated by state and federal governmental authorities.

As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our business and planned clinical trials, including:

●	delays or difficulties in conducting pre-clinical and clinical trials;

●	interruption in global manufacturing and shipping that may affect the transport of clinical trial materials and materials, including testing equipment and personal protective equipment, used at our facilities;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the way in which clinical trials are conducted and may result in unexpected costs;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19;

●	impact our ability to secure additional financing, our ability to up-list from our current OTC Market (“OTCQB”); and

●	may result in further modifications to our debt agreements.

In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board and its ability to hold meetings.

NeuroOne Medical Technologies Corporation
Form 10-Q

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 10.1+	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)
Exhibit 10.2	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)
Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	XBRL Cover Page

+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2020

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)