Form 10-Q
period 2020-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2020-08-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2020

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to_________

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2020 was 22,052,294.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	June 30, 2020	September 30, 2019
	(unaudited)
Assets
Current assets:
Cash	$3,823,957	$260,749
Prepaid and other assets	80,165	41,002
Total current assets	3,904,122	301,751
Right-of-use asset	295,251	—
Intangible assets, net	162,101	178,838
Property and equipment, net	100,989	52,026
Total assets	$4,462,463	$532,615

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$911,481	$1,152,472
Accrued expenses	397,450	617,721
Convertible promissory notes (Note 7)	6,727,569	—
Total current liabilities	8,036,500	1,770,193
Lease liability	269,412	—
Other liabilities	83,333	—
Total liabilities	8,389,245	1,770,193

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2020 and September 30, 2019; no shares issued or outstanding as of June 30, 2020 and September 30, 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2020 and September 30, 2019; 18,239,597 and 13,493,705 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively.	18,240	13,494
Additional paid–in capital	26,367,617	15,987,799
Accumulated deficit	(30,312,639)	(17,238,871)
Total stockholders’ deficit	(3,926,782)	(1,237,578)
Total liabilities and stockholders’ deficit	$4,462,463	$532,615

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$1,146,339	$1,440,166	$3,493,761	$3,391,634
Research and development	447,154	422,781	1,291,075	1,068,260
Total operating expenses	1,593,493	1,862,947	4,784,836	4,459,894
Loss from operations	(1,593,493)	(1,862,947)	(4,784,836)	(4,459,894)
Interest expense	(4,749,263)	—	(7,446,770)	(284,557)
Net valuation change of instruments measured at fair value	1,269,543	—	1,175,685	(129,763)
Loss on notes extinguishment	(2,017,847)	—	(2,017,847)	(553,447)
Loss before income taxes	(7,091,060)	(1,862,947)	(13,073,768)	(5,427,661)
Provision for income taxes	—	—	—	—
Net loss	$(7,091,060)	$(1,862,947)	$(13,073,768)	$(5,427,661)

Net loss per share:
Basic and diluted	$(0.44)	$(0.14)	$(0.90)	$(0.48)
Number of shares used in per share calculations:
Basic and diluted	16,039,158	13,203,227	14,530,644	11,308,206

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid–In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock under 2018 and 2019 private placements	330,000	330	601,319	—	601,649
Issuance of warrants under 2018 and 2019 private placements	—	—	223,351	—	223,351
Issuance costs related to 2018 and 2019 private placements	—	—	(149,316)	—	(149,316)
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Net loss	—	—	—	(1,352,824)	(1,352,824)
Balance at December 31, 2018	10,036,505	10,037	6,842,465	(11,810,534)	(4,958,032)
Issuance of common stock under 2019 private placement	1,743,979	1,744	3,164,640	—	3,166,384
Issuance of warrants under 2019 private placements	—	—	1,193,564	—	1,193,564
Issuance costs related to 2019 and 2018 private placements	—	—	(698,777)	—	(698,777)
Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Share–based compensation — employee	—	—	30,085	—	30,085
Share–based compensation — non–employee	—	—	16,569	—	16,569
Exercise of stock options	93,555	94	3,179	—	3,273
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(2,211,890)	(2,211,890)
Balance at March 31, 2019	12,944,514	12,945	14,454,110	(14,022,424)	444,631
Issuance of common stock under 2019 private placement	388,200	388	708,162	—	708,550
Issuance of warrants under 2019 private placements	—	—	261,950	—	261,950
Issuance costs related to 2019 and 2018 private placements	—	—	(99,342)	—	(99,342)
Granting of options previously recorded as a liability	—	—	38,696	—	38,696
Share–based compensation — employee	—	—	169,658	—	169,658
Share–based compensation — non–employee	—	—	62,430	—	62,430
Exercise of stock options	85,051	85	2,892	—	2,977
Net loss	—	—	—	(1,862,947)	(1,862,947)
Balance at June 30, 2019	13,417,765	$13,418	$15,598,556	$(15,885,371)	$(273,397)

Balance at September 30, 2019	13,493,705	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	141,666	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	90,000	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	10,503	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	13,735,874	13,737	17,249,868	(21,875,937)	(4,612,332)
Conversion of convertible notes into common stock	60,847	61	239,461	—	239,522
Exercise of stock options	42,525	42	1,446	—	1,488
Stock-based compensation	—	—	88,806	—	88,806
Issuance of common stock for consulting services	61,000	61	153,520	—	153,581
Issuance of common stock upon vesting of restricted stock units	122,177	122	289,272	—	289,394
Net loss	—	—	—	(1,345,642)	(1,345,642)
Balance at March 31, 2020	14,022,423	14,023	18,022,373	(23,221,579)	(5,185,183)
Conversion of convertible notes into common stock	4,025,701	4,026	7,845,405	—	7,849,431
Issuance of broker warrants in connection with convertible notes offering	—	—	277,037	—	277,037
Issuance costs in connection with conversion of convertible notes into common stock	—	—	(161,881)	—	(161,881)
Stock-based compensation	—	—	103,998	—	103,998
Issuance of common stock for consulting services	142,083	142	241,008	—	241,150
Issuance of common stock upon vesting of restricted stock units	15,370	15	38,520	—	38,535
Exercise of stock options	34,020	34	1,157	—	1,191
Net loss	—	—	—	(7,091,060)	(7,091,060)
Balance at June 30, 2020	18,239,597	$18,240	$26,367,617	$(30,312,639)	$(3,926,782)

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended June 30,
	2020	2019
Operating activities
Net loss	$(13,073,768)	$(5,427,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	33,842	16,627
Stock-based compensation	1,503,141	421,285
Non-cash interest on convertible notes	5,616,858	51,333
Non-cash discount amortization on convertible notes	—	233,224
Fair value change of convertible notes	(1,175,685)	—
Revaluation of premium conversion derivatives and warrant liability	—	129,763
Issuance costs attributed to financing activities	1,829,912	—
Loss on notes extinguishment	2,017,847	553,447
Lease liability principal payment	(9,335)
Non-cash lease expense	9,335
Change in assets and liabilities:
Prepaid and other assets	(39,163)	(46,502)
Accounts payable and other accrued liabilities	(410,954)	(184,555)
Net cash used in operating activities	(3,697,970)	(4,253,039)
Investing activities
Purchase of fixed assets and intangible assets	(66,068)	(118,952)
Net cash used in investing activities	(66,068)	(118,952)
Financing activities
Proceeds from issuance of convertible promissory notes	8,357,500	—
Issuance costs related to convertible notes	(1,050,900)	—
Proceeds from unsecured loans	—	245,000
Proceeds from issuance of common stock in connection with private placements	255,000	4,476,583
Proceeds from issuance of warrants in connection with private placements	—	1,678,865
Proceeds from paycheck protection program	83,333	—
Exercise of warrants	—	416,333
Exercise of stock options	2,679	6,250
Repayment of unsecured loans	—	(528,000)
Issuance costs related to private placements	(320,366)	(689,494)
Net cash provided by financing activities	7,327,246	5,605,537
Net increase in cash	3,563,208	1,233,546
Cash at beginning of period	260,749	13,260
Cash at end of period	$3,823,957	$1,246,806
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$8,088,951	$1,678,361
Exercise of premium conversion derivative liability	$—	$419,590
Reclassification of warrant liability to equity	$—	$835,723
Unpaid issuance costs attributed to convertible notes and private placement	$82,338	$257,941
Broker warrants issued in connection with convertible notes	$696,674	$—
Operating lease right of use asset obtained in exchange for operating lease	$335,119	$—
Stock-based compensation liability reclassification to equity	—	11,153

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements (unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware Corporation, is an early-stage medical technology company developing comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders.

To date, the Company has recorded no commercial sales and has a limited expense history. The Company is currently raising capital to fund the development of its proprietary technology. The Company received 510(k) clearance from the FDA to market the initial device and expect to submit an application for 510(k) clearance for a second product by end of calendar year 2020.

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of approximately $83,333 under the PPP. The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP loan will ultimately be forgiven.

The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact the Company’s ability to secure additional financing or its ability to up-list from its current OTC Market (“OTCQB”), and may result in further modifications to its debt agreements. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

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

In December 2019, the Company’s wholly-owned subsidiary, NeuroOne Inc. was merged into NeuroOne Medical Technologies Corporation. The merger of the Company’s wholly owned subsidiary did not have a financial impact to the periods presented. Upon closing of the merger, the Company did not have any remaining entities that required consolidation for financial statement reporting purposes.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception and has negative working capital, negative cash flows from operations, and an accumulated deficit of $30,312,639 as of June 30, 2020. The Company has not established a source of revenues to cover its operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. Management intends to continue to seek additional financing to fund operations. However, these actions are not solely within the control of the Company. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2020, the Company did have deposits in excess of federally insured amounts by $3,601,479.

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

As of June 30, 2020 and September 30, 2019, the fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes outstanding during the three and nine month period ended June 30, 2020 were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

The estimated fair value of the convertible promissory notes of the Company that were outstanding during fiscal year ended June 30, 2019 were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes outstanding during fiscal 2019 were based on both the estimated fair value of our common stock and cash flow models discounted at the then current implied market rates evidenced in arms-length transactions representing expected returns by market participants for similar instruments during that period and were based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2020 and 2019.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$6,727,569	—	—	$6,727,569
Total liabilities at fair value	$6,727,569	—	—	$6,727,569

The following table provides a roll-forward of the convertible notes, warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the nine month periods ended June 30 as follows:

2020
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	13,974,358
Fair value attributed to note extinguishment	2,017,847
Conversion of convertible promissory notes to common stock	(8,088,951)
Change in fair value including accrued interest	(1,175,685)
Balance as of end of period – June 30, 2020	$6,727,569

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

2019
Warrant liability
Balance as of beginning of period – September 30, 2018	$817,155
Change in fair value of warrant liability	18,568
Reclassification to equity upon conversion of convertible promissory notes	(835,723)
Balance as of end of period – June 30, 2019	$—

2019
Premium debt conversion derivatives
Balance as of beginning of period – September 30, 2018	$308,395
Change in fair value of premium debt conversion derivatives	111,195
Reclassification to equity upon conversion of convertible promissory notes	(419,590)
Balance as of end of period – June 30, 2019	$—

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
Notes to Condensed Financial Statements, continued (unaudited)

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine month periods ended June 30, 2020 and 2019.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine month periods ended June 30, 2020 and 2019:

	2020	2019
Warrants	10,170,588	6,836,813
Stock options	1,438,485	865,277
Restricted stock units	110,834	42,018
Convertible notes	4,395,695	—

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

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

WARF may terminate the WARF License if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, or breaches any other covenant in the WARF License and fails to remedy such default in ninety (90) days or in the event of certain bankruptcy events involving the Company. WARF may also terminate the WARF License on ninety (90) days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021. The WARF License otherwise expires by its terms (i) on the date that no valid claims on the patents licensed thereunder remain or (ii) upon the cessation for more than four (4) calendar quarters of the payment, once begun, of earned royalties under certain sections of the WARF License. The Company expects the latest expiration of a licensed patent to occur in 2030.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

Legal

PMT Litigation

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

In April 2019, PMT served the Company, NeuroOne, Inc and Christianson with a proposed Second Amended Complaint, which included new claims against the Company and NeuroOne, Inc for tortious interference with contract and tortious interference with prospective business advantage and punitive damages against the Company, NeuroOne Inc. and Christianson. On June 28, 2019, the Company presented evidence indicating that PMT had participated in a fraud on the Court and sought an Order that PMT had waived the attorney client privilege.

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

On September 12, 2019, the district court heard NeuroOne’s motion for sanctions. The district court held the sanctions hearing on December 17, 2019 and December 18, 2019 and indicated that a ruling would be made in approximately 90 days. NeuroOne intends to continue to defend themselves vigorously.

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

On August 24, 2020, defendants will move the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages.

Trial has been set for May 2021, but this may be delayed or impacted by COVID-19. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

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

During the three month periods ended June 30, 2020 and 2019, rent expense associated with the facility leases amounted to $25,861 and $14,289, respectively, and $73,727 and $33,341 during the nine month periods ended June 30, 2020 and 2019, respectively.

Supplemental cash flow information related to the operating lease was as follows:

Nine months ended
June 30, 2020

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$19,231

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

As of
June 30, 2020
Right-of-use assets	$295,251

Lease liability	$325,784

Weighted average remaining lease term (years)	4.75
Weighted average discount rate	7.0%

Maturity of the lease liability was as follows:

As of
June 30, 2020
2020 (period from July 1, 2020 to September 30, 2020)	$19,232
2021	77,884
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	385,102
Less imputed interest	(59,318)
Total	325,784
Short-term portion	(56,372)
Long-term portion	$269,412

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2019	12-13 years	$178,838
Less: amortization		(16,737)
Net Intangibles, June 30, 2020		$162,101

Amortization expense was $5,579 and $5,311 for the three months ended June 30, 2020 and 2019, respectively, and $16,737 and $15,933 for the nine months ended June 30, 2020 and 2019, respectively.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of
	June 30, 2020	September 30, 2019
Equipment and furniture	$122,525	$56,457
Software	1,895	1,895
Total property and equipment	124,420	58,352
Less accumulated depreciation	(23,431)	(6,326)
Property and equipment, net	$100,989	$52,026

Depreciation expense was $7,298 and $694 for the three months ended June 30, 2020 and 2019, respectively, and $17,105 and $694 for the nine months ended June 30, 2020 and 2019, respectively.

NOTE 6 - Accrued Expenses and Other liabilities

Accrued Expenses

Accrued expenses consisted of the following at June 30, 2020 and September 30, 2019:

	As of
	June 30, 2020	September 30, 2019
Legal services	$—	$228,709
Accrued issuance costs	50,400	50,400
Accrued payroll	180,000	171,087
Lease liability, short-term	56,372	—
Other	110,678	167,525
	$397,450	$617,721

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

The “other” category is primarily comprised of board fees.

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24 week measurement period following loan funding. There can be no assurance that this PPP loan will be forgiven. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of approximately $83,333 under the PPP. Interest in connection with the PPP was nominal during the three and nine month period ended June 30, 2020.

NOTE 7 – Convertible Promissory Notes and Warrant Agreements

	As of June 30, 2020	As of September 30, 2019
Paulson convertible notes, principal	$3,814,300	$—
Accrued interest	89,812	—
Fair value adjustments	2,823,457	—
	$6,727,569	$—

Paulson Convertible Note Offerings

Paulson 2019 Convertible Note Financing

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

The initial closing of the 2019 Paulson Private Placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued the 2019 Paulson Notes in an aggregate principal amount of $3,234,800 to the subscribers for gross proceeds equalling the principal amount. The 2019 Paulson Private Placement terminated on December 3, 2019.

On April 24, 2020, the Company and holders of a majority in aggregate principal amount of the 2019 Paulson Notes entered into an amendment to the 2019 Paulson Notes (the “Second 2019 Paulson Notes Amendment”) to, among other things:

i.	Extended the Maturity Date – The Second 2019 Paulson Notes Amendment extended the maturity date of the 2019 Paulson Notes from May 1, 2020 to November 1, 2020 (in either case, unless a change of control transaction happens prior to such date);

ii.	Revised Optional Conversion Terms – The Second 2019 Paulson Notes Amendment provides that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a 2019 Qualified Financing (as defined in the 2019 Paulson Notes) will be equal to: (1) the Outstanding Balance as defined below of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

iii.	Revise the Registration Date – The Second 2019 Paulson Notes Amendment provided that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber converted all or a majority of the Outstanding Balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing a 2019 Qualified Financing; and (3) the maturity date, the Company will enter into a registration rights agreement with the applicable subscriber containing customary and usual terms pursuant to which the Company shall agree to prepare and file with the SEC a registration statement on or prior to the 90th calendar day following the registration date, covering the resale of any common stock received on conversion of such 2019 Paulson Notes, and shares of common stock underlying the Warrants.

The 2019 Paulson Notes bear interest at a fixed rate of 13% per annum and originally required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020. Interest on principal amounted to $41,494 and $195,638 during the three and nine month periods ended June 30, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

The Second 2019 Paulson Notes Amendment was accounted for as a note extinguishment for accounting purposes given the substantive change in the optional redemption feature’s conversion formula. The fair value change in the 2019 Paulson Notes associated with the extinguishment was recorded as a loss on notes extinguishment in the accompanying condensed statements of operations in the amount of $2,017,847 during the three and nine month periods ended June 30, 2020. Lastly, in connection with the Second 2019 Paulson Notes Amendment, legal costs in the amount of $1,943 were incurred and recorded as a component of interest in the accompanying condensed statements of operations.

Prior to the Second 2019 Paulson Notes Amendment, the subscriber had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price (“VWAP”) of the common stock prior to conversion at no discount. As referenced above, the Second 2019 Paulson Notes Amendment provides for the ten day VWAP of the common stock under the optional conversion option to be discounted at 40%.

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

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the 2019 Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations during the nine month period ended June 30, 2020. Subsequent to issuance, the fair value change of the 2019 Paulson Notes amounted to a reduction of $(1,344,852) and $(1,250,994) during the three and nine month periods ended June 30, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share (the “Broker Warrants”). The issuance costs incurred during the three and nine months ended June 30, 2020 in connection with the 2019 Paulson Private Placement were zero and $865,567, respectively. Issuance costs included cash commissions equal to $388,176 and legal and third party fees in the amount of $57,756. In addition, issuance costs included the value of the Broker Warrants in the amount of $419,635. The issuance costs were recorded as a component of interest in the accompanying condensed statements of operations.

Between January 1, 2020 and June 25, 2020, certain holders of the 2019 Paulson Notes elected to convert outstanding principal and accrued and unpaid interest in the amount of $2,838,724 into 2,176,119 shares of common stock.

Paulson 2020 Convertible Note Financing

On April 30, 2020, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2020 Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “2020 Paulson Note” and collectively, the “2020 Paulson Notes”) and warrants (each, a “2020 Paulson Warrant” and collectively, the “2020 Paulson Warrants”) to purchase shares of the Company’s common stock.

Between May 1, 2020 and June 30, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $5,122,700 to the Subscribers. The 2020 Paulson Private Placement was terminated on June 30, 2020.

The 2020 Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the earlier of December 31, 2020 or a change of control transaction. Interest on principal amounted to $60,050 during the three and nine month periods ended June 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

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

The Company elected to account for the 2020 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2020 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the redemption provisions. The excess of fair value over proceeds at issuance amounted to $3,784,918 and was recorded to interest expense in the condensed statements of operations during the three and nine month periods ended June 30, 2020. Subsequent to issuance, the fair value change of the 2020 Paulson Notes amounted to an increase of $75,309 during the three and nine month periods ended June 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction. The Company issued 2020 Paulson Warrants exercisable for 1,369,690 shares of common stock in connection with all closings of the 2020 Paulson Private Placement through June 30, 2020. The 2020 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2020 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2020 Paulson Warrants in the condensed financial statements.

In connection with the 2020 Paulson Private Placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes and received 7-year warrants to purchase an amount of common stock equal to 410,911 (“Broker Warrants”). The Broker Warrants have an exercise price equal to $1.87 per share. The issuance costs incurred during the three and nine months ended June 30, 2020 in connection with the 2020 Paulson Private Placement were $962,402. Issuance costs included cash commissions equal to $633,725 and legal and third party fees in the amount of $51,640. In addition, issuance costs included the value of the Broker Warrants in the amount of $277,037. The issuance costs were recorded as a component of interest in the accompanying condensed statements of operations.

Between May 4, 2020 and June 30, 2020, certain Subscribers elected to convert $1,870,352 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 2,034,343 shares of common stock (123,914 shares of common stock were not formally issued until July 2020). In July 2020, the balance of the 2020 Paulson Notes were converted into common stock upon the announcement of a Strategic Transaction. See NOTE 12 – Subsequent Events.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “2017 Warrants”).

On February 28, 2019, the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. In addition, the previously issued 2017 Warrants became immediately exercisable for 839,179 shares of common stock. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishment in the accompanying condensed statements of operations for the three and nine months ended June 30, 2019.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

During the three and nine month periods ended June 30, 2019, interest on the principal was zero and $51,333, respectively, and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to zero and $233,224, respectively. The fair value changes related to the underlying premium conversion derivative and warrant liability amounted to an expense of zero and $129,763 during the three and nine month periods ended June 30, 2019, respectively.

As noted above, the 2017 Convertible Notes were converted into shares of common stock and not outstanding during the three and nine month periods ended June 30, 2020.

NOTE 8 – Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company matches 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2020.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a nine year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. No matching contributions were made during the three and nine month periods ended June 30, 2020. During the nine month period ended June 30, 2019, there was a benefit reduction adjustment of $(4,359) given an overpayment. There were no matching contributions during the three month period ended June 30, 2019.

NOTE 9 – Stock-Based Compensation

Stock-based compensation expense was included in general and administrative and research and development expenses as follows in the accompanying condensed statements of operations:

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$291,545	$169,658	$1,351,003	$310,763
Research and development	92,138	62,430	152,138	110,522
Total share-based compensation	$383,683	$232,088	$1,503,141	$421,285

Stock Options

During the three month period ended June 30, 2020 and 2019, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 144,175 and 350,119 stock options, respectively, to its employees, consultants and scientific advisory board members. During the nine month periods ended June 30, 2020 and 2019, under the 2017 Plan, the Company granted 964,175 and 675,667 stock options, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended June 30, 2020 and 2019 was $0.73 and $1.13 per share, respectively. The grant date fair value of the grants issued during the nine month periods ended June 30, 2020 and 2019 was $1.01 and $1.13 per share, respectively. The total expense for the three months ended June 30, 2020 and 2019 related to stock options was $103,998 and $224,866, respectively. The total expense for the nine month periods ended June 30, 2020 and 2019 related to stock options was $630,887 and $271,520, respectively. The total number of stock options outstanding as of June 30, 2020 and September 30, 2019 was 1,438,485 and 845,840, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine month periods ended June 30, 2020 and 2019:

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019

Expected stock price volatility	54.3%	50.7%	53.0%	50.4%
Expected life of options (years)	5.3	5.4	5.6	5.6
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	0.4%	2.2%	1.5%	2.4%

During the three and nine month periods ended June 30, 2020, 52,488 and 475,182 stock options vested, respectively, and 222,633 and 262,308 stock options vested during the three and nine months ended June 30, 2019, respectively. During the three and nine month periods ended June 30, 2020, 27,182 and 294,985 stock options were forfeited, respectively, and no options were forfeited during the three and nine month periods ended June 30, 2019.

Restricted Stock Units

During the three and nine month periods ended June 30, 2020, 67,113 and 234,964 restricted stock units (“RSUs”) were granted, respectively. During the three and nine month periods ended June 30, 2019, 42,018 RSUs were granted. During the three and nine month periods ended June 30, 2020, 20,962 and 154,234 RSUs vested, respectively. The total expense for the three and nine month period ended June 30, 2020 related to the RSU’s was $38,535 and $352,929, respectively. The total expense for the three and nine month period ended June 30, 2019 related to the RSU’s was $7,222. The number of RSUs forfeited during the three and nine month periods ended June 30, 2020 was zero and 7,003, respectively. No RSUs were forfeited during the three and nine month periods ended June 30, 2019.

Other Stock-Based Awards

2020 Activity

In October 2019, two consulting agreements were executed whereby up to 115,000 shares of common stock were issued as of June 30, 2020 of which 102,500 shares of common stock were vested as of June 30, 2020 under these agreements. On April 22, 2020, the Company entered into an amendment (the “Amendment”) to one of the consulting agreements. Pursuant to the Amendment, the Company issued an additional 35,000 shares in exchange for consulting services of which 14,000 shares of common stock were vested as of June 30, 2020 under the Amendment. Vesting was based on a time-based vesting condition ranging over a three to nine month period commencing upon the execution of the consulting agreements.

In February 2020, an additional consulting agreement was executed whereby up to 90,000 shares of common stock were issuable of which 76,500 shares of common stock were issued and vested as of June 30, 2020 under this agreement. On May 21, 2020, 66,583 shares of common stock were issued as compensation to a former 2019 Paulson Note holder related to a prior 2019 Paulson Note conversion and release of liability.

Compensation expense related to the stock awards granted under the consulting agreements and to the former 2019 Paulson Note holder referenced above amounted to $241,150 and $519,325 for the three and nine month periods ended June 30, 2020, respectively, and was included in the total stock-based expense. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $1.51 to $2.65 per share.

2019 Activity

In February 2018, 250,000 shares of common stock were reserved as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, zero and 50,000 shares of common stock were awarded during the three and nine month period ended June 30, 2019, respectively, on a time-based vesting condition that was met in November 2018. The compensation expense related to the vested common shares was included in the total stock-based expense referenced above which totaled zero and $115,000 for the three and nine month periods ended June 30, 2019, respectively. The expense was based on the fair value of the underlying common stock at the point of vesting which was $2.30 per share. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

As of June 30, 2019, the Company had formal obligation to issue future common stock options relating to several consulting agreements. The corresponding stock-based compensation expense related to the stock-based award liabilities amounted to zero and $27,543 during the three and nine month periods ended June 30, 2019, respectively, and was included in general and administrative expense in the accompanying condensed statements of operations.

General

As of June 30, 2020, 1,879,400 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $0.9 million as of June 30, 2020. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.4 years.

NOTE 10 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of June 30, 2020 and September 30, 2019, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets. However, the Company is continuing to assess the impact of the CARES Act.

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

In connection with the private placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 555,555 shares for total gross proceeds to the Company of up to $1,000,000. The Company intends to use the net proceeds from this private placement for funding operations or working capital and general corporate purposes. The Company filed a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement on August 11, 2020.

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

The initial closing of the 2019 Unit Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 of the 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of approximately $5,845,448 before deducting offering expenses (388,200 and 2,292,179 of the 2019 Units were sold during the three and nine month periods ended June 30, 2019, respectively). In connection with the 2019 Unit Private Placement, the Company recorded issuance costs in the amount of $1,150,359 ($117,393 and $929,821 recorded during the three and nine month periods ended June 30, 2019, respectively). The 2019 Unit Private Placement was terminated on July 1, 2019.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements, continued (unaudited)

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 of the 2018 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (zero and 170,000 of the 2018 Units were sold during the three and nine month periods ended June 30, 2019, respectively). In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $173,067 (a reduction adjustment of $(18,052) and a cost of $17,614 recorded during the three and nine month periods ended June 30, 2019, respectively).

Warrant Activity and Summary

The following table summarizes warrant activity during the nine month period ended June 30, 2020:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2019	7,265,598	$1.80 - 3.00	$2.55	3.60
Issued	2,904,990	$1.87	$1.87	3.88
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at June 30, 2020	10,170,588	$1.80 - 3.00	$2.35	3.14

NOTE 12 – Subsequent Events

Conversion of 2020 Paulson Notes

Between July 1, 2020 and July 22, 2020, certain Subscribers elected to convert $1,720,001 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 1,977,991 shares of Common Stock, and on July 23, 2020, the remaining $1,613,961 of the outstanding principal and interest of the 2020 Paulson Notes were automatically converted into 1,605,532 shares of Common Stock following the announcement of a Strategic Transaction (as discussed below under –Zimmer Development Agreement).

2020 Common Stock Offering

On July 28, 2020, the Company entered into Securities Purchase Agreements with an accredited investor in a private placement, pursuant to which the Company agreed to issue and sell 75,000 shares to such investor, at $1.80 per share.

Zimmer Development Agreement

On July 20, 2020, the Company entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, the Company granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Development Agreement, the Company will be responsible for all costs and expenses related to developing the Products, and the Company will be responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Development Agreement, the Company will be responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Development Agreement) for such Product.

Pursuant to the Development Agreement, Zimmer made an upfront payment of $2.0 million to the Company, the announcement of which triggered the automatic conversion of the Company’s 2020 Paulson Notes pursuant to their terms. Additionally, in order to maintain the exclusivity of its distribution license for the SEEG Products, Zimmer must pay an additional fee to the Company within 60 days following the Product Availability Date for the SEEG Products.

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last of the Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company.

Issuance of Stock Options

On August 11, 2020, the Company granted 40,000 stock options to two consultants in exchange for consulting services.

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

We have incurred losses since inception. As of June 30, 2020, we had an accumulated deficit of $30.3 million, primarily as a result of expenses incurred in connection with our research and development programs, from general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

NeuroOne Medical Technologies Corporation
Form 10-Q

Our main source of cash to date has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At June 30, 2020, we had $3.8 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses through the end of the twelve month period following the issuance of this Form 10-Q. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Recent Developments

Zimmer Development Agreement

On July 20, 2020, the Company entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, the Company granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Development Agreement, the Company will be responsible for all costs and expenses related to developing the Products, and the Company will be responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Development Agreement, the Company will be responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Development Agreement) for such Product.

Pursuant to the Development Agreement, Zimmer made an upfront payment of $2.0 million to the Company, the announcement of which triggered the automatic conversion of the Company’s 2020 Notes pursuant to their terms. Additionally, in order to maintain the exclusivity of its distribution license for the SEEG Products, Zimmer must pay an additional fee to the Company within 60 days following the Product Availability Date for the SEEG Products.

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last of the Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of approximately $83,333 under the PPP.

The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact our ability to secure additional financing or our ability to up-list from our current OTC Market (“OTCQB”), and may result in further modifications to our debt agreements. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

Interest Expense

Interest expense primarily consists of amortized discount costs and interest costs as applicable related to our 2019 Paulson Notes, 2020 Paulson Notes and the Series 3 Notes while outstanding as described further below.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes, 2020 Paulson Notes, warrant liability and the premium conversion derivatives during the particular period these instruments are outstanding.

Loss on note extinguishment

Loss on note extinguishment includes the loss associated with debt instrument modifications and conversions accounted for as debt extinguishments.

NeuroOne Medical Technologies Corporation
Form 10-Q

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth the results of operations for the three months ended June 30, 2020 and 2019, respectively.

	For the three months ended June 30, (unaudited)
	2020	2019	Period to Period Change
Operating expenses:
General and administrative	$1,146,339	$1,440,166	$(293,827)
Research and development	447,154	422,781	24,373
Total operating expenses	1,593,493	1,862,947	(269,454)
Loss from operations	(1,593,493)	(1,862,947)	269,454
Interest expense	(4,749,263)	—	(4,749,263)
Net valuation change of instruments measured at fair value	1,269,543	—	1,269,543
Loss on note extinguishment	(2,017,847)	—	(2,017,847)
Loss before income taxes	(7,091,060)	(1,862,947)	(5,228,113)
Provision for income taxes	—	—	—
Net loss	$(7,091,060)	$(1,862,947)	$(5,228,113)

General and administrative expenses

General and administrative expenses were $1.1 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019. The decrease was primarily due to a net decrease in legal and accounting fees of $0.2 million, employee related expenses of approximately $0.1 million and other operational related costs of $0.1 million, on a net basis, offset in part by an increase in stock-based compensation costs of $0.1 million.

Research and development expenses

Research and development expenses were $0.4 million for the three months ended June 30, 2020 and 2019 and primarily included salary-related expenses, consulting services and materials associated with research and development activities.

 Interest expense

Interest expense for the three months ended June 30, 2020 and 2019 was $4.7 million and zero, respectively. Interest in the current 2020 period was attributed to non-cash interest expense in connection with our 2020 Paulson Notes and a nominal amount related to the 2019 Paulson Notes, both described further below. Interest expense was comprised of issuance costs of $1.0 million and day-one interest at issuance of $3.8 million representing the amount by which fair value exceeded the 2020 Paulson Note proceeds. Interest on principal in connection with the 2019 Paulson Notes and 2020 Paulson Notes is included in the net valuation change of instruments measured at fair value line item. During the three months ended June 30, 2019, no interest expense was incurred as there was no debt outstanding.

 Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes and 2020 Paulson Notes for the three months ended June 30, 2020 was a benefit of $(1.3) million. The change was due to fluctuations in our common stock fair value, the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes and 2020 Paulson Notes and due to the accretion of interest on principal. There was no net valuation change of instruments measured at fair value during the three months ended June 30, 2019.

Loss on note extinguishment

Non-cash loss on note extinguishment for the three months ended June 30, 2020 was $2.0 million. The 2019 Paulson notes were amended on April 24, 2020 to add a 40% discount to the optional conversion feature and to extend the maturity date by six months. The April 2020 amendment was accounted for as a note extinguishment given the significant modification made to the optional conversion feature. There were no note extinguishments during the three months ended June 30, 2019.

NeuroOne Medical Technologies Corporation
Form 10-Q

Comparison of the Nine months ended June 30, 2020 and 2019

The following table sets forth the results of operations for the nine months ended June 30, 2020 and 2019, respectively.

	For the nine months ended June 30, (unaudited)
	2020	2019	Period to Period Change
Operating expenses:
General and administrative	$3,493,761	$3,391,634	$102,127
Research and development	1,291,075	1,068,260	222,815
Total operating expenses	4,784,836	4,459,894	324,942
Loss from operations	(4,784,836)	(4,459,894)	(324,942)
Interest expense	(7,446,770)	(284,557)	(7,162,213)
Net valuation change of instruments measured at fair value	1,175,685	(129,763)	1,305,448
Loss on note extinguishment	(2,017,847)	(553,447)	(1,464,400)
Loss before income taxes	(13,073,768)	(5,427,661)	(7,646,107)
Provision for income taxes	—	—	—
Net loss	$(13,073,768)	$(5,427,661)	$(7,646,107)

General and administrative expenses

General and administrative expenses were $3.5 million for the nine months ended June 30, 2020, compared to $3.4 million for the nine months ended June 30, 2019. The slight increase was primarily due to a net increase of stock-based compensation of $1.0 million and other marketing costs of approximately $0.1 million, offset largely by a decrease in payroll related costs of $0.4 million, legal and accounting fees of $0.4 million and board of director related costs of $0.2 million.

Research and development expenses

Research and development expenses were $1.3 million for the nine months ended June 30, 2020, compared to $1.1 million during for the nine months ended June 30, 2019. The increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies.

Interest expense

Interest expense for the nine months ended June 30, 2020 and 2019 was $7.4 million and $0.3 million, respectively. The increase was primarily attributed to non-cash interest expense in connection with our 2019 Paulson Notes and 2020 Paulson Notes. Interest expense attributed to the 2019 Paulson Notes and 2020 Paulson Notes was comprised of issuance costs of $1.8 million and day-one interest at issuance of $5.6 million representing the amount by which fair value exceeded note proceeds. Interest on principal in connection with the 2019 Paulson Notes and 2020 Paulson Notes is included in the net valuation change of instruments measured at fair value line item.

Interest expense during the nine months ended June 30, 2019 was comprised of interest on principal of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes.

NeuroOne Medical Technologies Corporation
Form 10-Q

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes, 2020 Paulson Notes, warrants and premium conversion derivatives for the nine months ended June 30, 2020 and 2019 was a benefit of $(1.2) and an expense of $0.1 million, respectively. The change is due to accrued interest on the 2019 Paulson Notes and 2020 Paulson Notes and due to fluctuations in our common stock fair value, the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes, 2020 Paulson Notes, or the Series 3 Notes while outstanding.

 Loss on note extinguishment

Non-cash loss on note extinguishment for the nine months ended June 30, 2020 and 2019 was $2.0 million and $0.6 million, respectively. The 2019 Paulson notes as described further below were amended on April 24, 2020 to principally add a 40% discount to the optional conversion feature and to extend the maturity date by six months. The April 2020 amendment was accounted for as a note extinguishment given the significant modification made to the optional conversion feature. The Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature.

Liquidity and Capital Resources

Historical Capital Resources

As of June 30, 2020, our principal source of liquidity consisted of cash deposits of $3.8 million. We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with warrants and unsecured loans, the terms of which are further described below.

2020 Paulson Convertible Notes

On April 30, 2020, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2020 Paulson Private Placement”), agreed to issue and sell to the investors 13% convertible promissory notes (each, a “2020 Paulson Note” and collectively, the “2020 Paulson Notes”) and warrants (each, a “2020 Paulson Warrant” and collectively, the “2020 Paulson Warrants”) to purchase shares of the Company’s common stock.

Between April 30, 2020 and June 30, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $5.1 million to the Subscribers. The final closing under the 2020 Paulson Private Placement occurred on June 30, 2020.

The 2020 Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on the earlier of (i) December 31, 2020 and (ii) a change of control transaction. If the Company raises more than $5,000,000 in an equity financing before the maturity date (the “2020 Qualified Financing”), without any action on the part of the Subscribers, all of the outstanding principal and accrued and unpaid interest of the Notes (the “Outstanding Balance”) shall convert into that number of shares of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurs and (B) the volume weighted average price (“VWAP”) of the common stock for ten (10) trading days immediately preceding the 2020 Qualified Financing.

NeuroOne Medical Technologies Corporation
Form 10-Q

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

In connection with the 2020 Paulson Private Placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes, and at the final closing of the 2020 Paulson Private Placement, Paulson received 7-year warrants to purchase an amount of common stock equal to 410,911 (“Broker Warrants”). The Broker Warrants have an exercise price equal to $1.87.

2020 Paulson Note Conversions

Between May 4, 2020 and July 22, 2020, certain Subscribers elected to convert $3,590,353 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 4,012,334 shares of common stock. On July 23, 2020, the remaining $1,613,961 of the outstanding principal and interest of the 2020 Paulson Notes were automatically converted into 1,605,532 shares of Common Stock following the announcement of a Strategic Transaction (as defined in the 2020 Paulson Notes).

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

NeuroOne Medical Technologies Corporation
Form 10-Q

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

2019 Paulson Note Conversion

Between April 24, 2020 and June 30, 2020, certain holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of to convert outstanding principal and accrued and unpaid interest in the amount of $2,838,724 into 2,176,119 shares of common stock.

Common Stock Offering

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, has issued and sold 141,666 shares of the Company’s common stock to the accredited investors at a price of $1.80 per share, for gross proceeds amounting to $0.3 million before deducting offering expenses.

In connection with the private placement, the Company has agreed to issue and sell to accredited investors up to a maximum of 555,555 shares for total gross proceeds to the Company of up to $1,000,000. The Company intends to use the net proceeds from this private placement for funding operations or working capital and general corporate purposes. The Company filed a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement on August 11, 2020.

Paycheck Protection Program Loan

In connection with the CARES Act, the Company received loan funding of approximately $83,000 under the Paycheck Protection Program. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24 week measurement period following loan funding. There can be no assurance this PPP loan will be forgiven. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty.

NeuroOne Medical Technologies Corporation
Form 10-Q

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our annual financial statements as of and for the year ended September 30, 2019 and as of and for the nine month transition period ended September 30, 2018, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to fund our operating expenses.

As of June 30, 2020, the outstanding principal and accrued and unpaid interest on the 2019 Paulson Notes and 2020 Paulson Notes in the aggregate was $3,904,112. However, if we fail to complete a qualified financing or a strategic transaction as provided under the 2019 Paulson Notes and 2020 Paulson Notes, the remaining 2019 Paulson Notes and 2020 Paulson Notes will be immediately due and payable upon their respective maturity dates, and we may not have sufficient cash to pay the principal and accrued and unpaid interest thereon.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(3,697,970)	$(4,253,039)
Net cash used by investing activities	(66,068)	(118,952)
Net cash provided by financing activities	7,327,246	5,605,537
Net increase in cash	$3,563,208	$1,233,546

Net cash used in operating activities

Net cash used in operating activities was $3.7 million for the nine months ended June 30, 2020, which consisted of a net loss of $13.1 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and loss on notes extinguishment, totaling approximately $9.8 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.5 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses and by an increase in our prepaid expenses.

NeuroOne Medical Technologies Corporation
Form 10-Q

 Net cash used in operating activities was $4.3 million for the nine months ended June 30, 2019, which consisted of a net loss of $5.4 million partially offset by non-cash interest, note discount amortization, revaluation of premium debt conversion derivatives and warrant liabilities, non-cash note extinguishment, amortization and depreciation related to intangible assets and property and equipment, and stock-based compensation, totaling approximately $1.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.2 million. The change in operating assets and liabilities was primarily attributable to a net decrease in accrued expenses and by a net increase in our prepaid expenses associated with fluctuations in our operating activities.

Net cash used by investing activities

Net cash used by investing activities was $66,000 and consisted of outlays for furniture and equipment during the nine months ended June 30, 2020.

Net cash used by investing activities was $0.1 million for the nine months ended June 30, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development of $65,000 and the purchase of equipment and equipment totaling $53,952.

Net cash provided by financing activities

Net cash provided by financing activities was $7.3 million for the nine months ended June 30, 2020, which consisted primarily of net proceeds received upon the issuance of the 2019 and 2020 Paulson Notes and the common stock offering totaling $7.2 million in the aggregate, and $0.1 million in proceeds received from the Paycheck Protection Program.

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

During the three and nine months ended June 30, 2020, we elected to record the convertible notes issued at fair value which is based on both the fair value of our common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments. There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2019.

Recent Accounting Pronouncements

Refer to Note 3— “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

Off Balance Sheet Arrangements

None.

NeuroOne Medical Technologies Corporation
Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2020. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 24, 2020, defendants will move the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages. Trial has been set for May 2021, but this may be delayed or impacted by COVID-19. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuances of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)
Exhibit 10.1	Form of Second Amendment to Not (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 30, 2020)
Exhibit 10.2	Form of Note (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)
Exhibit 10.3	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)
Exhibit 10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)
Exhibit 31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	XBRL Cover Page

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2020

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)