Form 10-K
period 2020-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2020-12-09
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Common stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2020 price at which the common equity was last sold was $17.1 million. The number of outstanding shares of the registrant’s common stock as of December 7, 2020 was 22,993,388.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report” or “Report”) to “we,” “us,” “the Company” and “our” refer to NeuroOne Medical Technologies Corporation (the “Company”).

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our cortical strip, grid and depth electrode technology;

●	the timing of and our ability to obtain and maintain regulatory approval of our cortical strip, grid and depth electrode technology;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under development;

●	the clinical utility of our cortical strip, grid and depth electrode technology under development;

●	our ability to develop our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the COVID-19 pandemic;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, essential tremors, and other brain related disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

ii

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	The outcome of legal proceedings with PMT;

●	our estimates regarding the size of, and future growth in, the market for our technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

Corporate Overview and History of NeuroOne, Inc.

NeuroOne, Inc. was incorporated under the laws of the State of Delaware on October 7, 2016. Its predecessor entity, NeuroOne LLC (the “LLC”), was formed on December 13, 2013 and operated as a limited liability company until it was merged with and into NeuroOne, Inc. on October 27, 2016 with NeuroOne, Inc. as the surviving entity (the “Merger”). As a result of the Merger, all of the properties, rights, privileges and powers of the LLC vested in NeuroOne, Inc., and all debts, liabilities and duties of the LLC became the debts, liabilities and duties of NeuroOne, Inc., except for the license agreement (the “WARF License”) with the WARF which was not legally transferred until May 2017. The purposes of the Merger were to: change the jurisdiction of incorporation from Minnesota to Delaware; change the ownership of the LLC’s underlying assets; and convert from a limited liability company to a corporation. In December 2019, NeuroOne, Inc. was merged with and into the Company, with the Company remaining as the surviving entity.

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (cEEG) and stereoelectrocencephalography (sEEG) recording, spinal cord stimulation, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors and other related brain related disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence. Members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Boston Scientific, St. Jude Medical, Stryker Instruments, C.R. Bard, A-Med Systems, Sunshine Heart, Empi, Don-Joy and PMT Corporation (“PMT”).

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

[1]	American Association of Neurological Surgeons National Neurosurgical Procedural Statistics 2012.

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

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, deep brain stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In December 2019, we announced that we received FDA 510(k) clearance to market our thin film cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. Our initial product offering will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. We believe, due to physician feedback, that our technology under development would represent a major improvement over existing cortical electrodes for the recording of brain activity. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is in the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement for centers and physicians, (iii) robust average selling prices, (iv) physician enthusiasm for our technology under development.

●	Launch depth electrodes for sEEG recording: Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology will offer advantages to current depth electrode technology and will enable us to offer a therapeutic solution using this technology in the future. As we develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

●	Introduce minimally invasive delivery system for cortical electrodes: Cortical electrodes generally require a craniotomy, which is a very invasive procedure that can cause patient complications. Because of this, many patients have opted to not have epilepsy surgery, instead accepting the consequences and risks associated with epilepsy. We intend to develop a procedure that may include a delivery system placed through a small circular incision in the skull for implantation of the cortical grid and strip electrodes. We believe this will increase patient willingness to accept the surgery and increase market penetration. Until we are able to develop this procedure, if at all, our initial product offering will be placed through traditional surgical means involving a craniotomy and may be less likely to be adopted by physicians and patients due to unwillingness of patients to undergo epilepsy surgery.

●	Develop percutaneous placed electrodes for spinal cord stimulation with scalable contact configurations: Given that many surgically placed technologies have become less invasive due to patient and physician demands, we believe that our flexible thin film technology will allow for percutaneous placement, thus potentially eliminating the need to make a surgical incision. By leveraging our existing FDA cleared cortical electrode technology, we may be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Utilize these core technologies to develop all in one diagnostic and therapeutic solutions: Patients currently undergo one surgical procedure for diagnosis (either to have a cortical electrode placed via a craniotomy or depth electrodes placed via holes drilled into the skull) and, hopefully after the brain recordings successfully indicate where the affected brain tissue is located, a second procedure or surgery is then required to treat the patient. There is strong physician interest in being able to perform both the diagnostic and therapeutic procedure concurrently. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose), ablate brain tissue and also provide both acute and long term stimulation. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) with human clinical data to PMAs. We will engage the FDA at the proper time to determine the most efficient clinical path.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are planning to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a hi-fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

●	Investigate the potential applications associated with Artificial Intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days. Our other products have not received any clearance for commercialization by any U.S. or foreign regulatory body. To date, the Company has performed a number of bench top (which includes feasibility testing) and pre-clinical tests (which include animal testing of device placement, ergonomics, performance, ease of use, and other tests required by FDA regulations). As described in “—Government Regulation” below, the Company will be required to perform additional testing of its technology in connection with obtaining regulatory approvals.

In parallel with the development and testing needed to launch our cortical strip and grid electrodes and sEEG electrodes in development, we intend to expand our product offerings to include less invasive means and all in one solutions, thus providing both patients and physicians better options to treat epilepsy and other brain related disorders. While we expect to make modifications to this initial system, we believe that most of our future product development initiatives will involve unique and transformational next generation technology that should drive further appeal of our products with both physicians and patients.

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

Below we have summarized, for each component of our technology under development, the current stage of development, the pre-clinical testing done to date by WARF, The Cleveland Clinic or Mayo Clinic on such component, if any, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory approval and timing of regulatory submissions.

The development of our technology was delayed in fiscal year 2020 due to interruption in global manufacturing and shipping as a result of the COVID-19 pandemic. For example, one of our key manufacturing partners and one of our key suppliers have each had staffing issues due to COVID-19, leading to delays in our development build times and delays in shipping our product. Additionally, our own staff has been impacted by infections and mandatory quarantines. Our plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. See “Risk Factors – The COVID-19 pandemic could has adversely impacted, and may continue to impact, our business, including pre-clinical and clinical trials and regulatory approvals.”

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

Commercial launch is in process utilizing Zimmer, Inc. (“Zimmer” or “Zimmer Biomet”), our distribution partner.

Depth electrodes for recording (diagnostic) purposes	We have frozen this design. Bench top testing and pre-clinical tests (animal testing) were conducted in the third and fourth calendar quarters of 2018. No clinical testing has been conducted to date.

The Company is expecting to initiate biocompatibility (including extractables/leachables (whether the product results in any leaching of metals), and ease of implantation) testing in November 2020;

Sterilization validation and adoption, which we estimate will require $25,000 to complete; and

Electrical safety, which we estimate will require $60,000 to complete.

Pending the outcome of these tests, we expect to file for FDA 510(k) marketing clearance for one design in the first half of 2021. Additionally, Zimmer Biomet may exercise its option to distribute this product, now that we have frozen this design.

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

This device is in early stages of development. We performed pre-clinical testing in August 2020 and expect to perform additional pre-clinical testing in the first calendar quarter of 2021.

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

This device is in early development, and we do not expect to begin conducting bench top nor pre-clinical testing until the second calendar quarter of 2021.

Following a design freeze, we will be required to conduct additional pre-clinical testing, which may include additional benchtop or animal testing for safety and performance. Additionally, FDA-approved human clinical studies will most likely be required.

No FDA feedback has been sought or received by us to date on the clinical process that will be required for chronic stimulation, but we expect regulatory clearance/approval for chronic stimulation may require a more robust clinical process, which could range from 510(k) clearance with human clinical data to a PMA. Because we have not yet met with the FDA, we cannot yet determine what clinical data and testing we will need to complete or what the testing will need to demonstrate. However, we believe, based on the experience of competitors for similar technology, that we will need to conduct clinical trials, which we estimate will require approximately $2,000,000, as well as demonstrate biocompatibility, which we estimate will require $100,000 to complete, and demonstrate sterilization validation and adoption, which we estimate will require $25,000 to complete.

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

Sales and Marketing

Based on the size and maturity of the U.S. market, our initial commercial focus, on July 20, 2020, we entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which we granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”), including to approximately 188 Level 4 epilepsy centers.. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Development Agreement, we will be responsible for all costs and expenses related to developing the Products, and Zimmer will be responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Development Agreement, we will be responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Development Agreement) for such Product.

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

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last of the Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and we may terminate the Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company.

We will investigate markets outside of the U.S. with the assistance of Zimmer Biomet and formulate a plan to enter those markets with the support of Zimmer. See “—Recent Developments – Zimmer Development Agreement.”

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

Our research and development expenses were $2.1 million and $1.5 million for the years ended September 30, 2020 and 2019, respectively.

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

In the neurostimulation market, we expect to compete with NeuroPace’s RNS system approved for epilepsy, Medtronic’s Activa system approved for Parkinson’s disease, Boston Scientific Vercise (indicated for Parkinson’s, dystonia and essential tremors), Abbott/St. Jude Medical’s Infinity DBS system (approved for Parkinson’s disease and essential tremors), Liva Nova/Cyberonic’s VNS therapy intended for patients suffering with epilepsy. We believe there are additional companies pursuing thin film electrode technology for use in the brain although none are expected to be commercially available in 2020. Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. We expect the key competitive factors affecting the success of our cortical strip and sheet electrodes under development, if successfully developed and approved, are likely to be: hi-fidelity recording that allows for detection of pre-seizure activity, ability to place the devices minimally invasively, deliverability of cortical grid, strip and depth electrode technology, ability to offer grid, strip and depth electrodes in various electrode shapes and sizes, potential reduction in infections and ability to record brain activity both on the surface using cortical grid and strip technology and deeper into the brain using depth electrodes concurrently.

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

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018, and would file an application for 510(k) marketing clearance with the FDA by February 1, 2019, which we submitted on January 28, 2019. WARF may terminate this license on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline.

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

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, and trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of September 30, 2020, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method, a pending U.S. patent application filed by us and published in 2018 covering our applications and additional devices used during the diagnostic and therapeutic ablation and stimulation procedures, pending U.S. and PCT patent applications filed by us and published in 2020 relating to improved neural depth electrodes, a pending U.S. patent application filed by us and published in 2020 relating to agent-delivering neural electrodes, and three additional pending U.S. applications (and corresponding PCT applications) filed in 2019 and 2020 relating to minimally invasive electrodes, spinal cord stimulation devices, and additional electrode improvements. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If a patent or patents are issued on our pending patent applications, the resulting patents are projected to expire between 2038 and 2040.

Our patent application may not result in issued patents, and any patents that have been issued or may be issued in the future may not protect the commercially important aspects of our technology. Furthermore, the validity and enforceability of our issued patents may be challenged by third parties and our patents could be invalidated or modified by the issuing governmental authority. Third parties may independently develop technology that is not covered by our patents that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States.

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

Trademarks

We have a registered U.S. trademark for the “NeuroOne” trademark, along with two pending U.S. applications for the “Evo” and “Evo Electrode” trademarks.

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

Employees

As of September 30, 2020, we had four employees, all of whom are full-time, and all of whom are located in the United States, and we also retained the services of approximately 11 regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at c/o David Rosa, 7599 Anagram Drive, Eden Prairie, Minnesota 55344, and our telephone number is 952-426-1383. Our website address is www.N1MTC.com. Information on our website is not part of this Annual Report.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

●	we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

●	our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed;

●	the COVID-19 pandemic has adversely impacted our business, including pre-clinical and clinical trials and regulatory approvals;

●	we will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

●	medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

●	changes in the configuration of our cortical strip, grid electrode and depth electrode technology under development may result in additional costs or delay;

●	we have one product, our cortical strip and grid electrodes for the diagnosis of epilepsy, that has received 510(k) clearance from the FDA. If we are unable to successfully develop, receive regulatory approval for and commercialize our depth electrode technology and other products under development, or if we experience significant delays in doing so, our business will be harmed;

●	we may fail to obtain regulatory approvals to market our products in the United States or in other countries;

●	failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results;

●	if our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, essential tremors and other brain related disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted;

●	the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology under development has not been established with precision and may be smaller than we estimate, possibly materially;

●	we depend on intellectual property licensed from the Wisconsin Alumni Research Foundation (“WARF”) for our technology under development, and the termination of this license would harm our business;

●	we depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful;

●	even if we have our cortical strip, grid electrode and depth electrode technology approved for commercial sale, if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States;

●	we contract with third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology under development and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;

●	if we or our third-party suppliers or manufacturers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner;

●	potential complications from our cortical strip, grid electrode and depth electrode technology may come to light or may not be revealed by our clinical experience;

●	if there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected;

●	we have entered into, and may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues;

●	our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

●	our ability to protect our intellectual property and proprietary technology is uncertain;

●	we may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

●	our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer;

●	the price of our Common Stock might fluctuate significantly, and you could lose all or part of your investment; and

●	we intend to issue more shares to raise capital, which will result in substantial dilution.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2020, we had an accumulated deficit of $30.9 million primarily as a result of expenses incurred in connection with our general and administrative expenses associated with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

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

Our fiscal year September 30, 2020 financial statements included management’s assessment of our ability to continue as a going concern, where we concluded there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended September 30, 2020, noting the existence of substantial doubt about our ability to continue as a going concern.

At September 30, 2020, we had $4.0 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

The COVID-19 pandemic has adversely impacted, and may continue to impact, our business, including pre-clinical and clinical trials and regulatory approvals.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. By March 2020, COVID-19 had spread to other countries, including the United States, and was declared a pandemic by the World Health Organization on March 11, 2020. Since the beginning of the pandemic, governments, public institutions, and other organizations in countries and localities where COVID-19 cases have been identified are taking certain preventative or protective measures to combat the transmission of the virus, including implementation of travel restrictions or bans, closures of non-essential businesses, limitations of public gatherings, other social distancing and shelter-in-place measures, and delays or cancellations of elective surgeries. The COVID-19 pandemic poses the risk that the Company, our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to shutdowns that may be requested or mandated by state and federal governmental authorities.

As COVID-19 continues to spread around the globe, we have experienced, and will likely continue to experience, disruptions that could negatively or severely impact our business and planned clinical trials, including:

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

●	impact our ability to secure additional financing, our ability to up-list from our current OTC Market (“OTCQB”); and

●	further modifications to our debt agreements.

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

The continued growth of our business, including the development, regulatory approval and commercialization of our cortical strip, grid electrode and depth electrode technology, will significantly increase our expenses going forward. As a result, we will be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the cost of developing our cortical strip, grid electrode and depth electrode technology;

●	obtaining and maintaining regulatory clearance or approval for our cortical strip, grid electrode and depth electrode technology;

●	the costs associated with commercializing our cortical strip, grid electrode and depth electrode technology;

●	any change in our development priorities;

●	the revenue generated by sales of our cortical strip, grid electrode and depth electrode technology, if approved;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our cortical strip grid electrode and depth electrode technology, if approved;

●	any change in our plans regarding the manner in which we choose to commercialize any approved product in the United States or internationally;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	expenses and costs we incur in connection with changes in the economy and regulatory process in connection with the COVID-19 pandemic;

●	the costs to develop additional intellectual property;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

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

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	clinical trials of our cortical strip, grid electrode and depth electrode technology may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate;

●	the COVID-19 pandemic may cause delays and disruptions in the supply chain, clinical trials, clinical development, and regulatory approval process; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

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

Our development costs will also increase if we experience delays in testing or marketing approvals, including, but not limited to, the COVID-19 pandemic. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could allow our competitors to bring innovative products to market before we do and impair our ability to successfully commercialize our products.

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

We have one product, our cortical strip and grid electrodes for the diagnosis of epilepsy, that has received 510(k) clearance from the FDA. If we are unable to successfully develop, receive regulatory approval for and commercialize our depth electrode technology and other products under development, or if we experience significant delays in doing so, our business will be harmed.

Only our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days. None of our other products have received clearance or approval for commercial sale. We plan to seek regulatory approval of a second product in the first calendar quarter of 2021. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development, regulatory approval and eventual commercialization. The success of any products that we develop will depend on several factors, including:

●	FDA approval of our planned regulatory pathway (or approval of foreign regulatory body if we seek approval in any jurisdiction outside the United States);

●	successful completion of all necessary pre-clinical testing and clinical trials;

●	receipt of timely commercialization approvals from applicable regulatory authorities;

●	our ability to procure and maintain suppliers and manufacturers of the components of our current cortical strip, grid electrode and depth electrode technology and future versions;

●	launching commercial sales of our cortical strip, grid electrode and depth electrode technology, if approved for marketing;

●	market acceptance of our cortical strip, grid electrode and depth electrode technology, if approved, by people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders, the medical community and third-party payors;

●	our ability to obtain extensive coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology and implantation procedures;

●	our success in educating healthcare providers and people with epilepsy, Parkinson’s disease, essential tremors and other brain related disorders about the benefits, administration and use of our cortical strip, grid electrode and depth electrode technology and future versions;

●	the prevalence and severity of adverse events, including, but not limited to, events related to the COVID-19 pandemic;

●	the perceived advantages, cost, safety, convenience and accuracy of alternative therapies;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our cortical strip, grid electrode and depth electrode technology and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and

●	obtaining and maintaining a continued acceptable performance and safety profile of our cortical strip, grid electrode and depth electrode technology following approval.

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

In addition, even if we obtain the proper regulatory approval or clearance to market a product, the FDA has the power to require us to conduct post-market surveillance studies, which are designed to identify adverse events, device malfunctions or complaints from patients implanted with the device during a specified period after the commencement of commercial use in the U.S. The FDA may also require us to conduct post-approval studies to further monitor the safety and/or effectiveness of our products. Failure to conduct required surveillance or studies in a timely manner could result in the revocation of the 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

We have agreed to diligently develop, manufacture, market and sell products under the WARF License in the United States during the term of the agreement and, specifically, that we would submit a business plan to WARF by February 1, 2018, which we submitted on January 18, 2018 and file an application for 510(k) marketing clearance with the FDA by February 1, 2019, which we filed on January 28, 2019. WARF may terminate this license in the event that we fail to meet these milestones on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate this license (i) on 90 days’ notice if we fail to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline.

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

We will likely use a small number of suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. We may not have long-term supply agreements with our suppliers and, in many cases, we may make our purchases on a purchase order basis. Our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, product discontinuations, or complications arising in connection with the COVID-19 pandemic. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any supplier to deliver components at the level our business requires could disrupt the manufacturing of our products and, if approved, limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

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

We contract with third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology under development and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results.

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

Zimmer Biomet has exclusive global rights to distribute our strip and grid cortical electrodes and electrode cable assembly products. Zimmer Biomet's failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.

NeuroOne granted Zimmer Biomet an exclusive global right to use, promote, market, sell, offer for sale, distribute, import/export and otherwise commercialize our cortical electrode products. The collaboration with Zimmer Biomet may not be successful due to several factors, including the following:

●	Zimmer Biomet may not be able to obtain from us or manufacture our products in a timely or cost-effective manner;

●	Zimmer Biomet may not timely perform its obligations under the Zimmer Development Agreement;

●	Zimmer Biomet may fail to effectively commercialize our products; or

●	contractual disputes or other disagreements between us and Zimmer Biomet, including those regarding the development, manufacture, and commercialization of our products, interpretation of the Zimmer Development Agreement, and ownership of proprietary rights.

        Any of the foregoing could adversely impact the likelihood and timing of any payments we are eligible to receive under the Zimmer Development Agreement and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We have entered into, and may enter into additional collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues.

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

We are subject to the risks arising from adverse changes in general economic and market conditions, including, but not limited to, changes related to the COVID-19 pandemic. Uncertainty about future economic conditions could negatively impact our existing and potential customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, and cause delays or other problems with key suppliers.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. Our patent estate consists of three issued United States patents licensed from WARF relating to a neural probe array and thin-film micro electrode array and method, a pending U.S. patent application filed by us and published in 2018 relating to a wide variety of concepts, ranging from accessories for brain surgery to ablation and stimulation concepts for both cortical and depth electrodes, pending U.S. and PCT applications filed by us and published in 2020 relating to improved neural depth electrodes, a pending U.S. application filed by us and published in 2020 relating to agent-delivering neural electrodes, and three additional pending U.S. applications (and corresponding PCT applications) filed in 2019 and 2020 relating to minimally invasive electrodes, spinal cord stimulation devices, and additional electrode improvements. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. If any patents issue based on our pending patent applications, the resulting patents are projected to expire between 2038 and 2040. We continue to review new technological developments in order to make decisions about what additional filings would be the most appropriate for us. We also plan to seek patent protection for our proprietary technology in select countries internationally. We also have one registered U.S. trademark and two pending U.S. trademark applications. We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents licensed from WARF as well as some of our pending patent applications relate to our cortical and depth electrode technologies and are therefore important to the functionality of our products in the markets in which we are attempting to commercialize. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any patent application will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. For example, we have one registered trademark in the United States for “NeuroOne,” along with two pending U.S. applications for the “Evo” and “Evo Electrode” trademarks. We cannot assure you that our trademark applications will be approved in a timely manner or at all. Third parties also may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

On September 12, 2019 the district court heard NeuroOne’s motion for sanctions. The district court has set the sanctions hearing for December 17, 2019 and December 18, 2019, and indicated any remaining claims would be tried in May 2021. NeuroOne and Mark Christianson (who has not worked for PMT since February 2012) intend to continue to defend themselves vigorously.

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

The ACA imposed a 2.3% federal excise tax on manufacturers of certain medical devices, which was suspended in 2016, and repealed in December 2019. The ACA also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters, and fraud and abuse, which we expect will influence our industry and our operations in ways that we cannot currently predict.

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

As of September 30, 2020, our executive officers, directors and current beneficial owners of 5% or more of our Common Stock and their respective affiliates, in the aggregate, beneficially own approximately 24.9% of our outstanding Common Stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

During the audits for the period ended September 30, 2018, we determined that our internal control over financial reporting was not effective due to material weaknesses relating to: (i) accounting for non-routine and complex debt and equity transactions, (ii) the financial statement close and reporting process, (iii) accounting for routine transactions, and (iv) segregation of duties. Management determined that we had remediated these material weaknesses as of September 30, 2019.

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

As of September 30, 2020, we had outstanding warrants to purchase an aggregate of 10,170,588 shares of Common Stock at a weighted average exercise price of $2.35 per share, and options to purchase an aggregate of 1,478,485 shares of Common Stock at a weighted average exercise price of $2.04 per share. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Historical Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

Our Common Stock has been, and may in the future be subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

We have incurred, and may continue to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we incur significant legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our Common Stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Additional risks may exist since we were engaged in a transaction that can be generally characterized as a “reverse merger” with a shell company. Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease office space in Eden Prairie, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. In May 2017, NeuroOne received a letter from PMT Corporation (“PMT”), the former employer of Mark Christianson and Wade Fredrickson. PMT claimed that these officers had breached their restrictive covenant obligations with PMT by virtue of their work for NeuroOne and such officer’s prior work during employment with the prior employer, that these officers had breached their confidentiality and non-disclosure obligations to PMT and federal and state law by misappropriating confidential and trade secret information, and that the Company is responsible for tortious interference with contracts. The letter, which purported to attach a noncompete agreement signed by Mr. Fredrickson, demanded that Mr. Fredrickson (who resigned from the Company in June 2017), Mr. Christianson and NeuroOne cease and desist all competitive activities, that Mr. Fredrickson step down from his position and that Mr. Christianson and NeuroOne provide the former employer access to NeuroOne’s systems to demonstrate that it was not using trade secrets or proprietary information nor competing with the former employer.

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

On July 16, 2019, the defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further moved for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process.

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

On August 24, 2020, defendants moved the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages.

On October 12, 2020 the Court awarded NeuroOne $185,000 in Rule 11 sanctions and Fredrickson $145,000 in Rule 11 sanctions with respect to its misconduct relating to the Fredrickson noncompete. PMT and its former litigation counsel, Barnes &Thornburg, are jointly and severally liable for these awards, which must be paid by December 11 2020.

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

	High	Low
Fiscal Year Ended September 30, 2020
First Quarter	$3.74	$1.21
Second Quarter	$2.60	$1.51
Third Quarter	$2.49	$1.25
Fourth Quarter	$2.26	$1.00

Fiscal Year Ended September 30, 2019
First Quarter	$7.79	$4.60
Second Quarter	$9.89	$3.71
Third Quarter	$5.00	$2.14
Fourth Quarter	$3.80	$1.77

Fiscal Year Ended September 30, 2018
First Quarter	$3.50	$2.02
Second Quarter	$4.22	$3.50
Third Quarter	$6.00	$3.55
Fourth Quarter	$10.00	$3.00

Stockholders

On December 7, 2020, there were 164 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Action Stock Transfer Corporation.

Shares Available Under the Plan

The following table presents information as of September 30, 2020 with respect to compensation plans under which shares of our Common Stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	1,478,485	$2.04	1,839,400	(2)
Total	1,478,485	$2.04	1,839,400	(2)

(1)	The number of shares of Common Stock reserved for issuance under our 2017 Equity Incentive Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our Common Stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)	Consists of 1,394,283 shares remaining available for issuance under the 2017 Equity Incentive Plan and 445,117 shares remaining available for issuance under the 2016 Equity Incentive Plan. Upon the closing of the Acquisition, we no longer granted awards under the 2016 Equity Incentive Plan, and all awards are granted under the 2017 Equity Incentive Plan.

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

Overview

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our Evo cortical technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days. Our other products are still under development, and we do regulatory approval in any jurisdiction to sell any commercial products and we have not generated any revenue from commercial sales.

We have incurred losses since inception. As of September 30, 2020, we had an accumulated deficit of $30.9 million, primarily as a result of expenses incurred in connection with our research and development programs offset in part by collaborations revenue, from general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations revenue. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate any revenue from commercial sales.

Our main source of cash to date has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At September 30, 2020, we had $4.0 million in cash deposits. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses. We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources such as additional milestone payments from our current collaboration with Zimmer Biomet. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Recent Developments

Zimmer Development Agreement

On July 20, 2020, we entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which we granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Development Agreement, we will be responsible for all costs and expenses related to developing the Products, and Zimmer will be responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Development Agreement, we will be responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Development Agreement) for such Product.

Pursuant to the Development Agreement, Zimmer made an upfront non-refundable payment of $2.0 million to the Company, the announcement of which triggered the automatic conversion of the Company’s 2020 Notes pursuant to their terms. Additionally, in order to maintain the exclusivity of its distribution license for the SEEG Products, Zimmer must pay an additional fee to the Company within 60 days following the Product Availability Date for the SEEG Products.

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last of the Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and we may terminate the Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of $83,333 under the Paycheck Protection Program.

The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on our suppliers and distributors and the global supply chain, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact our business as a result of employee illness, school closures, and other community response measures.

The COVID-19 pandemic may also impact our ability to secure additional financing or our ability to up-list from our current OTC Market (“OTCQB”), and may result in further modifications to our debt agreements. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

Financial Overview

Revenue

Our revenue to date has been derived to date from the upfront initial exclusivity fee payment of $2.0 million received under the Zimmer Development Agreement. For the foreseeable future, we anticipate that will generate additional revenue from the Zimmer Development Agreement related to the upfront initial exclusivity fee payment. We may also generate additional revenue related to the milestone payments under the Zimmer Development Agreement.

We have received FDA 510(k) clearance for our cortical strip electrode, but we do not expect to generate any revenue from the sale of our other products until we develop and obtain all required regulatory approvals or clearances for and commercialize our cortical strip, grid electrode and depth electrode technology. If we fail to complete the development of our cortical strip, grid electrode and depth electrode technology, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may never be able to generate any revenue from product sales.

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

Interest Expense

Interest expense primarily consists of interest costs and amortized discount costs as applicable related to our 2019 Paulson Notes, 2020 Paulson Notes and the Series 3 Notes while outstanding as described further below.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes, 2020 Paulson Notes, warrant liability and the premium conversion derivatives during the particular period these instruments are outstanding.

Loss on note extinguishment

Loss on note extinguishment includes the loss associated with debt instrument modifications accounted for as note extinguishments.

Results of Operations

Comparison of the Fiscal Year Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the fiscal years ended September 30, 2020 and 2019.

	For the year ended September 30,
	2020	2019	Period to Period Change
Revenue	$1,926,566	$—	$1,926,566
Operating expenses:
General and administrative	4,753,036	4,284,205	468,831
Research and development	2,075,791	1,529,189	546,602
Total operating expenses	6,828,827	5,813,394	1,015,433
Loss from operations	(4,902,261)	(5,813,394)	911,133
Interest expense	(7,524,581)	(284,557)	(7,240,024)
Net valuation change of instruments measured at fair value	804,529	(129,763)	934,292
Loss on note extinguishment	(2,017,847)	(553,447)	(1,464,400)
Net loss	$(13,640,160)	$(6,781,161)	$(6,858,999)

Revenue

Revenue was $1.9 million for the year ended September 30, 2020. Revenue during the period was derived from the Zimmer Development Agreement, which was entered into in July 2020, and represented the portion of the upfront initial development fee payment eligible for revenue recognition as of September 30, 2020 related to the access to intellectual property and product development. There was no revenue recognized during the year ended September 30, 2019 as there were no revenue related contracts in place during the prior year period.

General and administrative expenses

General and administrative expenses were $4.8 million for the year ended September 30, 2020, compared to $4.3 million for the year ended September 30, 2019. The increase of $0.5 million was primarily due to an increase in stock-based compensation of $1.3 million and other marketing costs of approximately $0.2 million, offset partially by a decrease in payroll related costs of $0.3 million, legal and accounting fees of $0.5 million and other operating costs of $0.2 million.

Research and development expenses

Research and development expenses were $2.1 million for the year ended September 30, 2020, compared to $1.5 million for the year ended September 30, 2019. The increase during fiscal 2020 over the comparable prior year period was attributed to an increase in supporting development activities, which primarily included salary-related expenses and other costs related to consulting services, materials and supplies. Lastly, a de minimis amount of offsetting income from the sale of prototype products and related materials to a medical institution for non-human research applications was recorded during the year ended September 30, 2019 in the amount of $6,000. There was no offsetting income recorded against research and development expenses in 2020.

Interest expense

Interest expense for the year ended September 30, 2020 and 2019 was $7.5 million and $0.3 million, respectively. The increase was primarily attributed to non-cash interest expense in connection with our 2019 Paulson Notes and 2020 Paulson Notes. Interest expense attributed to the 2019 Paulson Notes and 2020 Paulson Notes was comprised of issuance costs of $1.9 million and day-one interest at issuance of $5.6 million representing the amount by which fair value exceeded note proceeds. Interest on principal in connection with the 2019 Paulson Notes and 2020 Paulson Notes is included in the net valuation change of instruments measured at fair value line item.

Interest expense during the year ended September 30, 2019 was comprised of interest on principal of $51,000 and amortization of debt discount costs of $0.2 million related to the Series 3 Notes.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes, 2020 Paulson Notes, warrants and premium conversion derivatives for the year ended September 30, 2020 and 2019 was a benefit of $(0.8) million and an expense of $0.1 million, respectively. The change is due to accrued interest on the 2019 Paulson Notes and 2020 Paulson Notes and due to fluctuations in our common stock fair value, the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes, 2020 Paulson Notes, or the Series 3 Notes while outstanding.

Loss on note extinguishment

Non-cash loss on note extinguishment for the year ended September 30, 2020 and 2019 was $2.0 million and $0.6 million, respectively. The 2019 Paulson notes as described further below were amended on April 24, 2020 to principally add a 40% discount to the optional conversion feature and to extend the maturity date by six months. The April 2020 amendment was accounted for as a note extinguishment given the significant modification made to the optional conversion feature. The Series 3 Notes were converted on February 28, 2019 and the conversion was accounted for as a note extinguishment given the bifurcated embedded premium debt conversion feature during the prior year period.

Liquidity and Capital Resources

Historical Capital Resources

As of September 30, 2020, our principal source of liquidity consisted of cash deposits of $4.0 million. We have not generated any revenue from commercial sales, and we anticipate that we will continue to incur losses for the foreseeable future until and unless we generate any revenue from commercial sales.

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

Our source of cash to date has been proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

Common Stock Offerings

On July 24, 2020, we entered into a Securities Purchase Agreement (“2020 Purchase Agreement”) with an accredited investor pursuant to which we, in a private placement, issued and sold 75,000 shares of the Company’s common stock for gross proceeds in the amount of $135,000. Under the 2020 Purchase Agreement, we agreed to use the net proceeds from the private placement for funding operations or working capital and general corporate purposes. We granted the investor indemnification rights with respect to representations, warranties and agreements under the 2020 Purchase Agreement.

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold 141,666 shares of the Company’s common stock to the accredited investors at a price of $1.80 per share, for gross proceeds amounting to $0.3 million before deducting offering expenses. The Company filed a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement on August 11, 2020.

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

Between April 30, 2020 and June 30, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $5.1 million to the Subscribers. The final closing under the 2020 Paulson Private Placement occurred on June 30, 2020. In July 2020, all remaining 2020 Paulson Notes outstanding were automatically converted into Common Stock following the announcement of a Strategic Transaction (as defined in the 2020 Paulson Notes) with Zimmer, Inc. The terms of the 2020 Paulson Notes are summarized below:

The 2020 Paulson Notes had interest at a fixed rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on the earlier of (i) December 31, 2020 and (ii) a change of control transaction. If the Company had raised more than $5,000,000 in an equity financing before the maturity date (the “2020 Qualified Financing”), without any action on the part of the Subscribers, all of the outstanding principal and accrued and unpaid interest of the Notes (the “Outstanding Balance”) would have been converted into that number of shares of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurred equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurred and (B) the volume weighted average price (“VWAP”) of the common stock for ten (10) trading days immediately preceding the 2020 Qualified Financing.

In addition, as was the case in July 2020, if the Company announced a transaction between the Company and any other company (or an affiliate of any such company) that was included in the S&P 500 Health Care Index as published from time to time by S&P Dow Jones Indices LLC that included an investment or upfront payments resulting in gross proceeds to the Company of at least $2,000,000 upon the execution of such transaction or definitive agreement, and provided for terms of collaboration, manufacturing, distribution, licensing or supply of the Company’s products (a “Strategic Transaction”) before the maturity date, without any action on the part of the subscribers, the Outstanding Balance would convert into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the VWAP of the common stock for the ten (10) trading days immediately preceding the first announcement of the Strategic Transaction or (B) closing price of the common stock on the day preceding the first announcement by the Company of a Strategic Transaction.

At any time, at the sole election of the holder of such 2020 Paulson Note prior to a Qualified Financing, Strategic Transaction or change of control transaction, all or a portion of the Outstanding Balance could be converted into that number of shares of common stock equal to: (i) the Outstanding Balance elected by the holder to be converted divided by (ii) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion.

If a change of control transaction had occurred prior to the conversion of the 2020 Paulson Notes or the maturity date, the 2020 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on June 30, 2020, the Company issued 2020 Paulson Warrants exercisable for 1,369,690 shares of Common Stock in connection with all closings of the private placement.

The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization, or similar transaction.

In connection with the 2020 Paulson Private Placement, Paulson Investment Company (“Paulson”), received a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes, and at the final closing of the 2020 Paulson Private Placement, Paulson received 7-year warrants to purchase an amount of Common Stock equal to 410,911 (“Broker Warrants”). The Broker Warrants have an exercise price equal to $1.87.

2020 Paulson Note Conversions

Between May 4, 2020 and July 22, 2020, certain Subscribers elected to convert $3,590,353 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 4,012,334 shares of common stock. On July 23, 2020, the remaining $1,613,961 of the outstanding principal and interest of the 2020 Paulson Notes were automatically converted into 1,605,532 shares of Common Stock following the announcement of a Strategic Transaction as discussed above.

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

The Paulson Notes bear interest at a fixed rate of 13% per annum and require the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020. If the Company raises more than $3,000,000 in an equity financing before the Maturity Date (the “Qualified Financing”), each subscriber shall have the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing and (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction occurs prior to the earlier of a Qualified Financing or the maturity date, the 2019 Paulson Notes would become payable on demand as of the closing date of such transaction. Change of control means a merger or consolidation with another entity in which the Company’s stockholders do not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

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

In connection with the private placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share.

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

2019 Paulson Note Conversion

Between April 24, 2020 and September 30, 2020, certain holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of to convert outstanding principal and accrued and unpaid interest in the amount of $2,838,724 into 2,176,119 shares of common stock.

Paycheck Protection Program Loan

In connection with the CARES Act, the Company received loan funding of approximately $83,000 under the Paycheck Protection Program (“PPP”). PPP loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. There can be no assurance this PPP loan will be forgiven. PPP loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty.

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

The initial closing of the 2019 Unit Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 of the 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of $5,845,448 before deducting offering expenses.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “2018 Unit”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free-standing equity instruments and classified as additional paid-in capital in the accompanying balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

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

In addition, each holder has the option to purchase additional shares of our capital stock equal to 839,179 shares of capital stock of the Company at a per share exercise price equal to $2.50. The warrants exercisable at $2.50 per share have a five-year term which commenced on February 28, 2019. The exercise price and number of the shares issuable upon exercising the Series 3 Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, business combination or similar transaction, as described therein.

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

Funding Requirements and Outlook

We have no current source of revenue for our products other than the Evo cortical electrode, to sustain our present activities, outside of our current cash balance of $4.0 million at September 30, 2020, and we do not expect to generate revenue from the commercialization of such other products until, and unless, the FDA or other regulatory authorities approve our cortical strip, grid electrode and depth electrode technology under development and we successfully commercialize our cortical strip, grid electrode and depth electrode technology. Additionally, even though our Evo cortical electrode received 510(k) clearance in 2019, it had not generated any revenue from the sale of any product through the fiscal year ended as of September 30, 2020. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended September 30, 2020 and 2019, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have adequate liquidity to fund our operating expenses. While our future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with our plans to raise capital or issue debt financing may provide additional liquidity in the future, these actions are not solely within our control. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

As of September 30, 2020, the outstanding principal and accrued and unpaid interest on the 2019 Paulson Notes in the aggregate was $609,458.

Between October 1, 2020 and November 2, 2020, 2019 Paulson Notes with an aggregate of $557,992, were converted into 787,571 shares of Common Stock.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Year Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(3,425,302)	$(5,395,957)
Net cash used in investing activities	(122,427)	(123,352)
Net cash provided by financing activities	7,323,377	5,766,798
Net increase in cash	$3,775,648	$247,489

Net cash used in operating activities

Net cash used in operating activities was $3.4 million for the year ended September 30, 2020, which consisted of a net loss of $13.6 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and loss on notes extinguishment, totaling approximately $10.6 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.4 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses, largely in connection with the payment of legal expenses, and by an increase in our prepaid expenses.

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

Net cash used in investing activities

Net cash used by investing activities for the year ended September 30, 2020 was $0.1 million and consisted of outlays for furniture and equipment.

Net cash used in investing activities was $0.1 million for the year ended September 30, 2019 and consisted of the payment owed under the terms of the WARF License related to research and development of $65,000 and the purchase of equipment and equipment totaling $58,000.

Net cash provided by financing activities

Net cash provided by financing activities was $7.3 million for the year ended September 30, 2020, which consisted primarily of net proceeds received upon the issuance of the 2019 and 2020 Paulson Notes and the common stock offerings totaling $7.2 million in the aggregate, and $0.1 million in proceeds received from the Paycheck Protection Program.

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

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Revenue Recognition

Beginning October 1, 2019, we have followed the provisions of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We entered into a development and distribution agreement in the fourth quarter of 2020 which has revenue recognition implications. See “—Recent Developments” above.

In determining the appropriate amount of revenue to be recognized as we fulfil our obligations under any agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations are either completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When our assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

As of September 30, 2020 and 2019, the fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes outstanding during the year ended September 30, 2020 on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

The estimated fair value of the convertible promissory notes of the Company that were outstanding during the year ended September 30, 2019 were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes outstanding during fiscal 2019 were based on both the estimated fair value of our common stock and cash flow models discounted at the then current implied market rates evidenced in arms-length transactions representing expected returns by market participants for similar instruments during that period and were based on Level 3 inputs.

Common Stock Valuation Methodology

As of September 30, 2019 and future periods, we are utilizing the stock market price as quoted on the OTCQB as the basis for the fair value of our common stock given our assessment that the Company is no longer impacted materially by trading liquidity. Prior to September 30, 2019, the valuation of our common stock was based on our estimated enterprise value on a continuing operations basis, using the market approach, with certain adjustments relating to the thinly traded status of the Company. The traded price of the Company, prior to September 30, 2019, was deemed not to be an entirely reliable indication of fair market value given the lack of trading liquidity. Therefore, in addition to applying partial weighting to the traded price, we relied on both forward revenue multiples from guideline public companies (“GPC”) for calendar years 2019 through 2021 as well as on private equity transitions that were completed. The resulting equity value from the GPC method was allocated to common stock using the option pricing method, and a DLOM was applied.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

NeuroOne Medical Technologies Corporation

Eden Prairie, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroOne Medical Technologies Corporation (the “Company”) as of September 30, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

Minneapolis, Minnesota

December 8, 2020

NeuroOne Medical Technologies Corporation

Balance Sheets

	As of September 30,
	2020	2019
Assets
Current assets:
Cash	$4,036,397	$260,749
Prepaid and other assets	118,611	41,002
Total current assets	4,155,008	301,751
Intangible assets, net	156,523	178,838
Right-of-use asset	282,211	—
Property and equipment, net	166,031	52,026
Total assets	$4,759,773	$532,615

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$762,538	$1,152,472
Accrued expenses	512,762	617,721
Convertible promissory notes (Note 8)	1,007,206	—
Deferred revenue	73,434	—
Total current liabilities	2,355,940	1,770,193
Operating lease liability	254,328	—
Other liabilities	83,333	—
Total liabilities	2,693,601	1,770,193

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2020 and 2019; no shares issued or outstanding as of September 30, 2020 and 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2020 and 2019; 22,180,674 and 13,493,705 shares issued and outstanding as of September 30, 2020 and 2019, respectively.	22,181	13,494
Additional paid–in capital	32,923,022	15,987,799
Accumulated deficit	(30,879,031)	(17,238,871)
Total stockholders’ equity (deficit)	2,066,172	(1,237,578)
Total liabilities and stockholders’ equity (deficit)	$4,759,773	$532,615

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Operations

	Year ended September 30,
	2020	2019
Revenue from collaboration	$1,926,566	$—
Operating expenses:
General and administrative	4,753,036	4,284,205
Research and development	2,075,791	1,529,189
Total operating expenses	6,828,827	5,813,394
Loss from operations	(4,902,261)	(5,813,394)
Interest expense	(7,524,581)	(284,557)
Net valuation change of instruments measured at fair value	804,529	(129,763)
Loss on note extinguishment	(2,017,847)	(553,447)
Net loss	$(13,640,160)	$(6,781,161)

Net loss per share:
Basic and diluted	$(0.84)	$(0.57)

Number of shares used in per share calculations:
Basic and diluted	16,246,130	11,857,571

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2018	9,656,505	$9,657	$6,052,161	$(10,457,710)	$(4,395,892)
Issuance of common stock upon conversion of convertible promissory notes	839,179	839	1,920,881	—	1,921,720
Issuance of warrants and reclassification of warrant liability upon conversion of convertible promissory notes	—	—	1,565,402	—	1,565,402
Issuance of common stock under 2019 and 2018 private placements	2,508,179	2,508	4,558,707	—	4,561,215
Issuance of warrants under 2019 and 2018 private placements	—	—	1,709,233	—	1,709,233
Issuance costs related to 2019 and 2018 private placements	—	—	(1,168,679)	—	(1,168,679)
Issuance of warrants to brokers related to 2019 and 2018 private placements	—	—	378,838	—	378,838
Issuance of common stock for consulting services	50,000	50	114,950	—	115,000
Granting of options previously recorded as a liability	—	—	38,696	—	38,696
Stock–based compensation	—	—	324,205	—	324,205
Exercise of stock options	198,043	198	52,313	—	52,511
Issuance of stock awards	10,503	11	24,990	—	25,001
Exercise of warrants	231,296	231	416,102	—	416,333
Net loss	—	—	—	(6,781,161)	(6,781,161)
Balance at September 30, 2019	13,493,705	13,494	15,987,799	(17,238,871)	(1,237,578)

Issuance of common stock under securities purchase agreement	216,666	217	389,783	—	390,000
Issuance of warrants in connection with convertible notes offering	—	—	696,672	—	696,672
Conversion of convertible notes into common stock	7,793,985	7,794	14,172,676	—	14,180,470
Issuance costs in connection with conversion of convertible notes into common stock	—	—	(161,881)	—	(161,881)
Stock-based compensation	—	—	798,242	—	798,242
Issuance of common stock for consulting services	426,583	427	641,289	—	641,716
Issuance of common stock upon vesting of restricted stock units	173,190	173	395,839	—	396,012
Exercise of stock options	76,545	76	2,603	—	2,679
Net loss	—	—	—	(13,640,160)	(13,640,160)
Balance at September 30, 2020	22,180,674	$22,181	$32,923,022	$(30,879,031)	$2,066,172

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Cash Flows

	Year ended September 30,
	2020	2019
Operating activities
Net loss	$(13,640,160)	$(6,781,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	47,609	27,569
Stock-based compensation	1,835,970	491,749
Non-cash interest on convertible promissory notes	5,616,858	51,333
Non-cash discount amortization on convertible promissory notes	—	233,224
Fair value change of convertible promissory notes	(804,529)	—
Revaluation of premium conversion and warrant liability	—	129,763
Issuance costs attributed to financing activities	1,907,723	—
Non-cash lease expense	22,943	—
Loss on notes extinguishment	2,017,847	553,447
Change in assets and liabilities:
Prepaid and other assets	(77,609)	(35,624)
Accounts payable	(269,601)	770,612
Accrued expenses, deferred revenue, operating lease and other liabilities	(82,353)	(836,869)
Net cash used in operating activities	(3,425,302)	(5,395,957)
Investing activities
Purchase of intangible assets	—	(65,000)
Purchase of property and equipment	(122,427)	(58,352)
Net cash used in investing activities	(122,427)	(123,352)
Financing activities
Proceeds from issuance of convertible promissory notes	8,357,500	—
Proceeds from issuance of common stock in connection with private placements	390,000	4,561,215
Proceeds from issuance of warrants in connection with private placements	—	1,709,233
Issuance costs in connection with convertible promissory notes	(1,125,241)	—
Issuance costs in connection with private placements	(384,894)	(689,494)
Exercise of warrants	—	416,333
Exercise of stock-options	2,679	52,511
Proceeds from paycheck protection program	83,333	—
Repayment of unsecured loans net of proceeds	—	(283,000)
Net cash provided by financing activities	7,323,377	5,766,798
Net increase in cash	3,775,648	247,489
Cash at beginning of period	260,749	13,260
Cash at end of period	$4,036,397	$260,749
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$14,180,470	$1,678,361
Exercise of premium conversion derivative liability	$—	$419,590
Reclassification of warrant liability to equity	$—	$835,723
Unpaid issuance costs attributed to convertible notes and private placement	$95,735	$100,347
Non-cash issuance of broker warrants in connection with convertible notes and private placements	$696,672	$378,838
Stock-based compensation liability reclassification to equity	$—	$11,153
Operating lease right of use asset obtained in exchange for operating lease	$335,119	$—
Unpaid purchases of property and equipment	$16,872	$—

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

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

To date, the Company has recorded no commercial sales and has a limited expense history. The Company is currently raising capital to fund the development of its proprietary technology. The Company received 510(k) clearance from the FDA to market the initial device and expect to submit an application for 510(k) clearance for a second product by end of calendar year 2020 or first calendar quarter 2021.

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, and research and development operations. Additionally, the development of the Company’s technology was delayed in fiscal year 2020 due to interruption in global manufacturing and shipping due to the COVID-19 pandemic. For example, one of our key manufacturing partners and one of the Company’s suppliers have had staffing issues due to COVID-19, leading to delays in the Company’s development builds and delays in shipping product. Additionally, the Company’s own staff has been impacted by infections and mandatory quarantines. The Company’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of $83,333 under the Paycheck Protection Program (“PPP”). The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP loan will ultimately be forgiven.

The extent to which the COVID-19 pandemic may impact the Company’s business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on its suppliers and distributors and the global supply chain, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also impact the Company’s business because of employee illness, school closures, and other community response measures.

The COVID-19 pandemic may also impact the Company’s ability to secure additional financing, or its ability to up-list from our current OTC Market (“OTCQB”) and may result in further modifications to its debt agreements. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $30,879,031 as of September 30, 2020. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. While the Company’s future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with its plans to raise capital or issue debt financing may provide additional liquidity in the future, these actions are not solely within the control of the Company. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America.

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period financial statement presentation. The change in accounts payable and accrued expenses reported in the statements of cash flows during the comparable prior year period was reclassified into two separate line item categories.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, primarily in connection with the convertible promissory notes, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of September 30, 2020, the Company had $3,786,397 of deposits in excess of federally insured amounts.

Revenue Recognition

Beginning October 1, 2018, the Company has followed the provisions of ASC 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See Note 7 – Zimmer Development Agreement.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

As of September 30, 2020 and 2019, the fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes outstanding during the year ended September 30, 2020 were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

The estimated fair value of the convertible promissory notes of the Company that were outstanding during year ended September 30, 2019 were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liability and the premium conversion derivatives associated with the convertible promissory notes outstanding during fiscal 2019 were based on both the estimated fair value of our common stock and cash flow models discounted at the then current implied market rates evidenced in arms-length transactions representing expected returns by market participants for similar instruments during that period and were based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the years ended September 30, 2020 and 2019.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$1,007,206	—	—	$1,007,206
Total liabilities at fair value	$1,007,206	—	—	$1,007,206

The following table provides a roll-forward of the convertible notes, warrant liability and premium debt conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended September 30 as follows:

2020
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	13,974,358
Fair value attributed to note extinguishment	2,017,847
Conversion of convertible promissory notes to common stock	(14,180,470)
Change in fair value including accrued interest	(804,529)
Balance as of end of period – September 30, 2020	$1,007,206

2019
Warrant liability
Balance as of beginning of period – September 30, 2018	$817,155
Change in fair value of warrant liability	18,568
Reclassification to equity upon conversion of convertible promissory notes	(835,723)
Balance as of end of period – September 30, 2019	$—

2019
Premium debt conversion derivatives
Balance as of beginning of period – September 30, 2018	$308,395
Change in fair value of premium debt conversion derivatives	111,195
Reclassification to equity upon conversion of convertible promissory notes	(419,590)
Balance as of end of period – September 30, 2019	$—

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses may include costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with Accounting Standards Codification (ASC) 730, Research and Development. Lastly, de minimis income from the sale of prototype products and related materials is offset against research and development expenses.

Warrant Liability

The Company issued warrants to purchase equity securities in connection with the issuance or amendment of the convertible promissory notes. The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as interest expense in the accompanying statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections in future equity financings remain in place, or until such time, if any, as the number of shares to be exercised becomes fixed, at which point the warrants will be classified in stockholders’ equity (deficit) provided that there are sufficient authorized and unissued shares of common stock to settle the warrants and redeem any other contracts that may require settlement in shares of common stock. Any future change in fair value of the warrant liability, when outstanding, is recognized in the statements of operations.

Premium Debt Conversion Derivatives

The Company evaluates all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value changes of a separated embedded derivative at each reporting period in the statements of operations based on the fair value of its common stock and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended September 30, 2020 and 2019.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the years ended September 30, 2020 and 2019:

	2020	2019
Warrants	10,170,588	7,265,598
Stock options	1,478,485	845,840
Restricted stock units	88,478	31,515
Convertible notes	832,848	—

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017 and July 2018. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted the new standard on October 1, 2019 and it did not have a material impact on the Company’s balance sheet, statements of comprehensive loss or statements of cash flows as the Company did not have any material lease agreements in place as of the adoption date. As such, the Company did not restate comparative periods and did not recognize any cumulative adjustment to retained earnings on the date of the adoption. The Company elected the short-term lease expedient upon adoption of the standard.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s financial statements

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

WARF may terminate the WARF License if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, or breaches any other covenant in the WARF License and fails to remedy such default in ninety (90) days or in the event of certain bankruptcy events involving the Company. WARF may also terminate the WARF License on ninety (90) days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021. The WARF License otherwise expires by its terms (i) on the date that no valid claims on the patents licensed thereunder remain or (ii) upon the cessation for more than four (4) calendar quarters of the payment, once begun, of earned royalties under certain sections of the WARF License. The Company expects the latest expiration of a licensed patent to occur in 2030. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. See Note 13 – Subsequent Events.

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

On July 16, 2019, the defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further intend to move for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process. The outcome of any claim against the Company by PMT was not estimable as of the filing of this Annual Report on Form 10-K.

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

On August 24, 2020, defendants moved the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages.

Trial has been set for May 2021, but this may be delayed or impacted by the COVID-19 pandemic. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT.

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

Prior to the October 2019 Lease, the Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven-month term beginning on December 1, 2018. The monthly rent under that lease was $4,763.

During the year ended September 30, 2020 and 2019, rent expense associated with the facility leases amounted to $103,189 and $47,630, respectively.

Supplemental cash flow information related to the operating lease was as follows:

Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$38,462

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

As of September 30, 2020
Right-of-use assets	$282,211

Lease liability	$312,176

Weighted average remaining lease term (years)	4.5
Weighted average discount rate	7.0%

Maturity of the lease liability was as follows:

As of September 30, 2020
2021	$77,884
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	365,870
Less imputed interest	(53,694)
Total	312,176
Short-term portion	(57,848)
Long-term portion	$254,328

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, December 31, 2018	12-13 years	$200,081
Less: amortization		(21,243)
Net Intangibles, September 30, 2019		178,838
Less: amortization		(22,315)
Net Intangibles, September 30, 2020		$156,523

The Company anticipates amortization expense of approximately $21,000 per year for fiscal year 2021 through 2025 based upon the two current license agreements.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of September 30,
	2020	2019
Equipment and furniture	$195,756	$56,457
Software	1,895	1,895
Total property and equipment	197,651	58,352
Less accumulated depreciation	(31,620)	(6,326)
Property and equipment, net	$166,031	$52,026

Depreciation expense was $25,294 and $6,326 for the years ended September 30, 2020 and 2019, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Legal services	$—	$228,709
Accrued payroll	238,212	171,087
Operating lease liability, short term	57,848	—
Accrued issuance costs	50,400	50,400
Other	166,302	167,525
Total	$512,762	$617,721

The “other” category is primarily comprised of board fees.

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. There can be no assurance that this PPP loan will be forgiven. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of $83,333 under the PPP and was recorded as a long-term liability. Interest in connection with the PPP was nominal during the year ended September 30, 2020.

NOTE 7 – Zimmer Development Agreement

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

Under the terms of the Development Agreement, the Company will be responsible for all costs and expenses related to developing the Products, and Zimmer will be responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

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

Pursuant to the Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million to the Company, the announcement of which triggered the automatic conversion of the Company’s 2020 Paulson Notes pursuant to their terms. See Note 8 - Convertible Promissory Notes and Warrant Agreements. In addition, the Company is to receive the following fee payments upon reaching certain milestones:

Scenario 1: Except where Zimmer timely delivers a Design Modification Notice pursuant to Section 1.2, if one or more of the events set forth below occurs on or before the deadline indicated for such event and the Product Availability Date (as defined in the Development Agreement) for the SEEG Products occurs on or before June 30, 2021, then the Company shall receive the additional amount indicated for such event as part of the SEEG Exclusivity Maintenance Fee:

●	Design freeze for the SEEG Products by November 30, 2020 - $500,000

●	Acceptance of all Deliverables for SEEG Products under the Development Plan (as defined in the Development Agreement) by April 30, 2021 - $500,000

Scenario 2: Notwithstanding Scenario 1 above, if Zimmer timely delivers a Design Modification Notice to the Company pursuant to Section 1.2, and one or more of the events set forth below occurs on or before the deadline indicated for such event and the Product Availability Date for the SEEG Products occurs on or before June 30, 2021, then the Company shall receive the additional amount indicated for such event as part of the SEEG Exclusivity Maintenance Fee:

●	Acceptance of all Deliverables for SEEG Products under the Development Plan other than the Modified Connector by April 30, 2021 - $500,000

●	Acceptance of all Deliverables for SEEG Products under the Development Plan, including the Modified Connector by September 30, 2021 - $500,000

For purposes of the Development Agreement, each of the foregoing events shall have occurred only if the Company has demonstrated the achievement of the event to Zimmer’s reasonable satisfaction. Notwithstanding the foregoing, the events in Sections 6.1(c)(ii), (iii) and (iv) of the Development Agreement shall not be deemed to be met if FDA Approval for the SEEG Products is not received prior to the applicable deadline.

In addition to the Initial Exclusivity Fee and Interim Fee Bonus, in order to maintain the exclusivity of the SEEG Distribution License, Zimmer must pay the SEEG Exclusivity Maintenance Fee to the Company, on or prior to the SEEG Exclusivity Confirmation Date, in immediately available funds as follows:

●	if the Product Availability Date for the SEEG Products occurs on or before June 30, 2021, then $3,000,000, plus the amount of any Interim Fee Bonuses earned pursuant to Section 6.1(c), including any such Interim Fee Bonus earned after June 30, 2021 pursuant to Section 6.1(c)(iv) following the delivery of a Design Modification Notice;

●	if the Product Availability Date for the SEEG Products occurs after June 30, 2021, but on or before September 30, 2021, then $3,000,000, plus if Zimmer timely issues a Design A-9 Modification Notice, any Interim Fee Bonus earned pursuant to Section 6.1(c)(iv);

●	if the Product Availability Date for the SEEG Products occurs after September 30, 2021, but on or before December 31, 2021, then $2,500,000; and

●	if the Product Availability Date for the SEEG Products occurs after December 31, 2021, then $1,500,000.

Notwithstanding any other provision of the Development Agreement, if the Product Availability Date for the SEEG Products has not occurred on or before June 30, 2022, Zimmer shall have the right to terminate the SEEG Distribution License by delivering written notice to the Company to that effect and, upon delivery of such notice, Zimmer shall be relieved of all of its obligations hereunder with respect to SEEG Products, including any obligation to pay the SEEG Exclusivity Maintenance Fee or to purchase, market, distribute or sell any SEEG Products. The Initial Exclusivity Fee and the SEEG Exclusivity Maintenance Fee (including any Interim Fee Bonus(es) Fess), once paid, are non-refundable. Additionally, to maintain the exclusivity of its distribution license for the SEEG Products, Zimmer must pay an additional fee to the Company within 60 days following the Product Availability Date for the SEEG Products.

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

At inception of the Zimmer Development Agreement through September 30, 2020, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; and, (2) the Company’s obligations to complete the development of both the SEEG and Strip/Grid Products. Accordingly, the Company recognized revenue in the amount of $1,926,566 for the fixed or determinable portion of the upfront payment received related to the license access granted to Zimmer and for the portion of the development of the Products completed. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows as of September 30, 2020:

2020
Deferred Revenue
Balance as of beginning of period – September 30, 2019	$—
Upfront initial exclusivity payment	2,000,000
Revenue recognized	(1,926,566)
Balance as of end of period – September 30, 2020	$73,434

The remaining performance obligations reflected in deferred revenue as of September 30, 2020 is expected to be completed in the latter half of fiscal year 2021.

NOTE 8 - Convertible Promissory Notes and Warrant Agreements

	As of September 30,
	2020	2019
Paulson convertible notes, principal	$546,000	$—
Accrued interest	63,458	—
Fair value adjustments	397,748	—
	$1,007,206	$—

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

The 2019 Paulson Notes bear interest at a fixed rate of 13% per annum and originally required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020. Interest on principal amounted to $213,383 during the year ended September 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the statements of operations.

The Second 2019 Paulson Notes Amendment was accounted for as a note extinguishment for accounting purposes given the substantive change in the optional redemption feature’s conversion formula. The fair value change in the 2019 Paulson Notes associated with the extinguishment was recorded as a loss on notes extinguishment in the accompanying statements of operations in the amount of $2,017,847 during the year ended September 30, 2020. Lastly, in connection with the Second 2019 Paulson Notes Amendment, legal costs in the amount of $1,943 were incurred and recorded as a component of interest in the accompanying statements of operations.

Prior to the Second 2019 Paulson Notes Amendment, the subscriber had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price (“VWAP”) of the common stock prior to conversion at no discount. As referenced above, the Second 2019 Paulson Notes Amendment provides for the ten-day VWAP of the common stock under the optional conversion option to be discounted at 40%.

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

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the 2019 Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the statements of operations during the year ended September 30, 2020. Subsequent to issuance, the fair value change of the 2019 Paulson Notes amounted to a reduction of $1,221,480 during the year ended September 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the statements of operations.

Each 2019 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2019 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. As of the final closing on December 3, 2019, the Company issued 2019 Paulson Warrants exercisable for 864,913 shares of common stock in connection with all closings of the 2019 Paulson Private Placement. The 2019 Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The 2019 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2019 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2019 Paulson Warrants in the financial statements.

In connection with the 2019 Private Placement, Paulson Investment Company, LLC (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share (the “Broker Warrants”). The issuance costs incurred during the year ended September 30, 2020 in connection with the 2019 Paulson Private Placement were $865,567. Issuance costs included cash commissions equal to $388,176 and legal and third-party fees in the amount of $57,756. In addition, issuance costs included the value of the Broker Warrants in the amount of $419,635. The issuance costs were recorded as a component of interest in the accompanying statements of operations.

Between January 1, 2020 and September 30, 2020, certain holders of the 2019 Paulson Notes elected to convert outstanding principal and accrued and unpaid interest in the amount of $2,838,724 into 2,176,119 shares of common stock.

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

Between May 4, 2020 and July 22, 2020, certain Subscribers elected to convert $3,590,353 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 4,012,334 shares of common stock. On July 23, 2020, the remaining $1,613,961 of the outstanding principal and interest of the 2020 Paulson Notes were automatically converted into 1,605,532 shares of Common Stock following the announcement of the strategic transaction with Zimmer. See Note 7 – Zimmer Development Agreement.

Prior to conversion, the 2020 Paulson Notes had a fixed rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on the earlier of December 31, 2020 or a change of control transaction. Interest on principal amounted to $81,613 during the year ended September 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the statements of operations.

If the Company raised more than $5,000,000 in an equity financing before the maturity date (the “2020 Qualified Financing”), without any action on the part of the Subscribers, all of the outstanding principal and accrued and unpaid interest of the Notes (the “Outstanding Balance”) would have converted into that number of shares of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurred equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of the securities issued by the Company in the closing on the date a 2020 Qualified Financing occurred and (B) the volume weighted average price of the common stock for ten (10) trading days immediately preceding the 2020 Qualified Financing.

As was the case in July 2020, if the Company announced a transaction between the Company and any other company (or an affiliate of any such company) that was included in the S&P 500 Health Care Index as published from time to time by S&P Dow Jones Indices LLC that included an investment or upfront payments resulting in gross proceeds to the Company of at least $2,000,000 upon the execution of such transaction or definitive agreement, and provided for terms of collaboration, manufacturing, distribution, licensing or supply of the Company’s products (a “Strategic Transaction”) before the maturity date, without any action on the part of the subscribers, the Outstanding Balance would convert into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the VWAP of the common stock for the ten (10) trading days immediately preceding the first announcement of the Strategic Transaction or (B) closing price of the common stock on the day preceding the first announcement by the Company of a Strategic Transaction.

At any time, prior to a Qualified Financing, Strategic Transaction or change of control transaction at the sole election of the holder of such 2020 Paulson Note, all or a portion of the Outstanding Balance could be converted into that number of shares of common stock equal to: (i) the Outstanding Balance elected by the holder to be converted divided by (ii) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion.

If a change of control transaction occurred prior to the conversion of the 2020 Paulson Notes or the maturity date, the 2020 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the 2020 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2020 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the redemption provisions. The excess of fair value over proceeds at issuance amounted to $3,784,918 and was recorded to interest expense in the statements of operations during the year ended September 30, 2020. Subsequent to issuance, the fair value change of the 2020 Paulson Notes amounted to an increase of $416,951 during the year ended September 30, 2020 and was recorded under the net valuation change of instruments measured at fair value in the statements of operations.

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 1.87, with an exercise price per share equal to $1.87. The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction. The Company issued 2020 Paulson Warrants exercisable for 1,369,690 shares of common stock in connection with all closings of the 2020 Paulson Private Placement through June 30, 2020. The 2020 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2020 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2020 Paulson Warrants in the financial statements.

In connection with the 2020 Paulson Private Placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes and received 7-year warrants to purchase an amount of common stock equal to 410,911 (“Broker Warrants”). The Broker Warrants have an exercise price equal to $1.87 per share. The issuance costs incurred during the year ended September 30, 2020 in connection with the 2020 Paulson Private Placement were $1,040,213. Issuance costs included cash commissions equal to $614,725 and legal and third-party fees in the amount of $148,451. In addition, issuance costs included the value of the Broker Warrants in the amount of $277,037. The issuance costs were recorded as a component of interest in the accompanying statements of operations.

2017 Convertible Notes

From October 2017 to May 2018, the Company issued convertible notes (the “2017 Convertible Notes”) in an aggregate principal amount of $1,540,000 that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “2017 Warrants”).

On February 28, 2019, the 2017 Convertible Notes were converted into 839,179 shares of common stock and 839,179 common stock purchase warrants with an exercise term of approximately 4.8 years and an exercise price $3.00 per share. In addition, the previously issued 2017 Warrants became immediately exercisable for 839,179 shares of common stock. The conversion was accounted for as a debt extinguishment given the bifurcation of the embedded premium debt conversion feature. The fair value of the newly issued common shares and warrants associated with the 2017 Convertible Notes conversion relative to the carrying value of the debt and fair value of warrant liability and premium derivative liability on the conversion date was $553,447 and was recorded as a loss on note extinguishment in the accompanying statements of operations for the year September 30, 2019.

During the year ended September 30, 2019, interest on the principal was $51,333 and interest related to amortization of discounts related to the bifurcation of premium derivative liability, separation of warrants, revaluation discounts and issuance costs amounted to $233,224. The fair value changes related to the underlying premium conversion derivative and warrant liability amounted to an expense of $129,763 during the year ended September 30, 2019. As noted above, the 2017 Convertible Notes were converted into shares of common stock and were not outstanding during the year ended September 30, 2020.

NOTE 9 - Stock-Based Compensation

During the years ended September 30, 2019 and 2020, stock-based expense related to the stock options, restricted stock units and stock awards was included in general and administrative and research and development costs as follows in the accompanying statements of operations:

	2020	2019
General and administrative	$1,623,629	$357,318
Research and development	212,341	134,431
Total stock-based compensation expense	$1,835,970	$491,749

The Company’s 2016 and 2017 Equity Incentive Plans provide for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. The Company initially reserved 2,292,265 shares of common stock for issuance under the 2016 and 2017 Equity Incentive Plans on a combined basis.

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2020 and 2019, 1,286,791 and 498,848 shares were added to the 2017 Plan, respectively, as a result of the evergreen provision.

Stock Options

During the years ended September 30, 2020 and 2019, 1,004,175 and 675,667 stock options were granted to employees, directors and consultants at a weighted average exercise price of $2.06 and $2.32 per share, respectively. The stock options granted during the year ended September 30, 2020 and 2019 had a weighted average grant date fair value of $1.01 and $1.13 per share, respectively, with the vesting period ranging from being immediate to four years. The options expire ten years from the date of grant. The total expense for the years ended September 30, 2020 and 2019 to the stock options was $798,242 and $324,205, respectively.

The following table summarizes the Company’s stock option plan activity for the years ended September 30, 2020 and 2019 as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2018	368,216	$0.07	8.6	$820,862
Granted	675,667	$2.32	—
Exercised	(198,043)	$0.27	—
Forfeited/Cancelled	—	$—	—
Outstanding at September 30, 2019	845,840	$1.82	9.0	$343,406
Granted	1,004,175	$2.06	—
Exercised	(76,545)	$0.04	—
Forfeited/Cancelled	(294,985)	$1.97	—
Outstanding at September 30, 2020	1,478,485	$2.04	8.8	$96,088
Vested and exercisable at September 30, 2020	761,998	$1.99	8.6	$96,088

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of our common stock as of September 30, 2020 and 2019 of $1.29 and $1.87 per share, respectively. As of September 30, 2020, 1,401,940 and 685,453 outstanding and vested options, respectively, have no intrinsic value.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the years ended September 30, 2020 and 2019:

	2020	2019
Expected stock price volatility	53.1%	50.4%
Expected life of options (years)	5.6	5.6
Expected dividend yield	0%	0%
Risk free interest rate	1.4%	2.4%

During the year ended September 30, 2020, 594,536 stock options vested having a weighted average grant date fair value per option of $1.02. During the year ended September 30, 2019, 288,138 stock options vested having a weighted average grant date fair value per option of $1.11. During the years ended September 30, 2020 and 2019, 294,985 and zero options were forfeited, respectively.

Restricted Stock Units

During the year ended September 30, 2020 and 2019, 234,964 and 42,018 restricted stock units (“RSUs”) were granted to members of its board of directors and consultants that vest over a period ranging from immediate to two years, with a grant date fair value of $2.09 and $2.38 per unit, respectively. During the years ended September 30, 2020 and 2019, 179,378 and 10,503 RSUs vested, respectively. The total expense for the years ended September 30, 2020 and 2019 to the RSU’s was $396,012 and $25,001, respectively. The number of RSUs forfeited during the year ended September 30, 2020 and 2019 was 7,003 and zero, respectively.

Other Stock-Based Awards

2020 Activity

In October 2019, two consulting agreements were executed whereby up to 115,000 shares of common stock were issued as of September 30, 2020 of which 115,000 shares of common stock were vested as of September 30, 2020 under these agreements. On April 22, 2020, the Company entered into an amendment (the “Amendment”) to one of the consulting agreements. Pursuant to the Amendment, the Company issued an additional 35,000 shares in exchange for consulting services of which 35,000 shares of common stock were vested as of September 30, 2020 under the Amendment. Vesting was based on a time-based vesting condition ranging over a three to nine-month period commencing upon the execution of the consulting agreements.

In February 2020, an additional consulting agreement was executed whereby up to 90,000 shares of common stock were issuable of which 90,000 shares of common stock were issued and vested as of September 30, 2020 under this agreement. In addition, on May 21, 2020, 66,583 shares of common stock were issued as compensation to a former 2019 Paulson Note holder related to a prior 2019 Paulson Note conversion and release of liability.

In August 2020, an additional consulting agreement was executed whereby 120,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vests over a six-month period. As of September 30, 2020, 20,000 shares vested under this agreement.

Compensation expense related to the stock awards granted under the consulting agreements and to the former 2019 Paulson Note holder referenced above amounted to $641,716 for the year ended September 30, 2020 and was included in the total stock-based expense. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $1.51 to $2.65 per share.

2019 Activity

A total of 250,000 shares of common stock were reserved in February 2018 as a result of a consulting agreement for investor relations services executed in February 2018. Under the agreement, 50,000 shares of common stock were awarded during the year ended September 30, 2019 subject to time-based vesting conditions. The compensation expense related to the vested common shares was included in the total stock-based compensation expense referenced above which totaled $115,000 during the year ended September 30, 2019. The expense was based on the fair value of the underlying common stock at the point of vesting which, on a weighted average basis, was $2.30 per share during the year ended September 30, 2019. The underlying stock price used in the analysis was on a non-marketable basis and was according to the market approach, considering both the traded price and forward multiples from guideline public companies, using allocation and marketability-discount methodologies. As of November 2018, all shares under the February 2018 share reserve were issued from the Company’s authorized but unissued shares, but were not eligible to be issued under the 2016 or 2017 Equity Incentive Plan reserves.

In addition, the Company previously had formal obligations to issue future common stock options relating to several consulting agreements. A total of 38,874 stock options were granted in May 2019 related to those consulting agreements. The corresponding stock-based compensation expense related to the stock-based awards in the amount of $27,543 was included in research and development expense in the accompanying statements of operations.

General

As of September 30, 2020, 1,839,400 shares were available for future issuance on a combined basis under the 2016 and 2017 Equity Incentive Plans. Unrecognized stock-based compensation was $845,273 as of September 30, 2020. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.0 years.

NOTE 10 - Stockholders’ Deficit

2020 Common Stock Offering

On July 28, 2020, the Company entered into securities purchase agreements with an accredited investor in a private placement, pursuant to which the Company has issued and sold 75,000 shares to such investor, at $1.80 per share for gross proceeds amounting to $135,000.

2019 Common Stock Offering

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

The initial closing of the 2019 Unit Private Placement was consummated on December 28, 2018. The Company issued and sold an aggregate of 2,338,179 of the 2019 Units at $2.50 per Unit to the New Purchasers, for total gross proceeds to the Company of $5,845,448 before deducting offering expenses during the year ended September 30, 2019. In connection with the 2019 Unit Private Placement, the Company recorded issuance costs in the amount of $1,150,359. The 2019 Unit Private Placement was terminated on July 1, 2019.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “2018 Unit”), each consisting of (i) 1 share (each, a “Share”) of common stock and (ii) a warrant to purchase 1 share of common stock at an initial exercise price of $3.00 per share (the “2018 Warrants”). The 2018 Warrants are exercisable beginning on the date of issuance and will expire on July 9, 2023, five years from the date of the first closing. The 2018 Warrants were accounted for as free-standing equity instruments and classified as additional paid-in capital in the accompanying balance sheets based on their relative fair value to the underlying common shares issued. The initial closing of the 2018 Private Placement was consummated on July 9, 2018 and was terminated on December 12, 2018.

As of the termination of the 2018 Private Placement on December 12, 2018, the Company had issued and sold an aggregate of 615,200 of the 2018 Units at a price of $2.50 per Unit to the Purchasers, for total gross proceeds to the Company of $1,538,000 before deducting offering expenses (170,000 of the 2018 Units were sold during the year ended September 30, 2019). In connection with the 2018 Private Placement, the Company recorded issuance costs in the amount of $191,387 ($18,320 recorded during the year ended September 30, 2019).

Warrant Activity and Summary

The following table summarizes warrant activity during the years ended September 30, 2020 and 2019:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2018	2,927,572	$1.80 - 3.00	$1.98	3.39
Issued	4,569,322	$2.00 - 3.00	$2.87	—
Exercised	(231,296)	$1.80	$1.80	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at September 30, 2019	7,265,598	$1.80 - 3.00	$2.55	3.60
Issued	2,904,990	$1.87	$1.87	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at September 30, 2020	10,170,588	$1.80 - 3.00	$2.35	2.89

The following table summarizes information about warrants outstanding at September 30, 2020:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2020
$1.80	2,251,076	1.14	2,251,076
$1.87	2,904,990	3.63	2,904,990
$2.00	135,512	3.75	135,512
$2.50	839,179	3.41	839,179
$2.75	193,417	3.75	193,417
$3.00	3,846,414	3.18	3,846,414
Total	10,170,588		10,170,588

NOTE 11 - Income Taxes

The effective tax rate for the Company for the year ended September 30, 2020 and 2019 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the Company is as follows:

	2020	2019
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Warrant expense	—	2.5
Disqualified interest and other	17.0	0.2
Research credits	(1.3)	(2.0)
Stock-based compensation and other	0.2	(0.8)
Valuation allowance	12.8	28.8
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30, 2020 and 2019:

	2020	2019
Deferred tax assets:
Federal and state operating loss carryforwards	$4,936,384	$3,528,712
Acquired intangibles	22,635	16,221
Accruals and other	30,406	40,113
Research and development credit carryforwards	450,081	275,343
Stock-based compensation	255,068	90,819
Total deferred tax assets	5,694,574	3,951,208
Valuation allowance	(5,694,574)	(3,951,208)
Net deferred tax assets	$—	$—

As of September 30, 2020 and 2019, the Company had gross deferred tax assets of approximately $5,695,000 and 3,951,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues from sales and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $5,695,000 and $3,951,000 as of September 30, 2020 and 2019, respectively. The U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2020 and 2019, the Company’s federal net operating loss carryforwards were approximately $17,175,000 and $12,277,000, respectively. The Company had federal research credit carryforwards as of September 30, 2020 and 2019 of approximately $272,000 and $166,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2020 and 2019, the Company had state net operating loss carryforwards of approximately $17,175,000 and $12,277,000, respectively. The Company had state research credit carryforwards of approximately $178,000 and $110,000 as of September 30, 2020 and 2019, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded at September 30, 2020 and 2019.

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.

The Company’s corporate returns are subject to examination for the 2016, 2017, 2018 and 2019 tax years for federal and subject to examination for the 2016, 2017, 2018 and 2019 tax years in several state jurisdictions.

NOTE 12 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company matches 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2020.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions made during the year ended September 30, 2020 and 2019 was zero and a benefit reduction of $(4,359), respectively.

NOTE 13 - Subsequent Events

Conversions of 2019 Paulson Notes

Between October 1, 2020 and November 2, 2020, 2019 Paulson Notes with an aggregate of $557,992, were converted into 787,571 shares of Common Stock.

On December 7, 2020, the Company received its first purchase order for commercial sale of its product from Zimmer Biomet.

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

As of September 30, 2020, our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Management, with the participation of the Chief Executive Officer, assessed our internal control over financial reporting as of September 30, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the 2021 annual meeting of shareholders (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal No. 1 – Election of Class I Directors”, “Board and Committee Information”, “Executive Officers” and “Additional Information – Stockholder Proposals to be Presented at Next Annual Meeting.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Executive Compensation.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Certain Relationships and Related-Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the following captions in our Proxy Statement, which is incorporated by reference herein by reference: “Proposal No. 2, Ratification of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.7+	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.9 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.10 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.11 +	Release Agreement of Wade Fredrickson dated June 28, 2017 (incorporated by reference to Exhibit 10.23 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.12+	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.13	First Amendment to Promissory Note by and between NeuroOne Medical Technologies Corporation and the Subscribers dated as of November 30 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 6, 2017)

10.14	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.15	Form of October 2017 Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.16	Form of Promissory Note issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.17	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.18	Form of Amended and Restated Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.19	Form of Amended and Restated Promissory Note issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.20	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.21	Form of Amended and Restated Note issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.22	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.23	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.24 +	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to 10-K filed April 16, 2018)

10.25	Form of Series 1 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 6, 2018)

10.26	Form of Series 2 Notes Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 6, 2018)

10.27	Form of Warrant (incorporated by reference to Exhibit 4.1 to 8-K filed July 13, 2018)

10.28	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to 8-K filed July 13, 2018)

10.29	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 13, 2018)

10.30 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

10.31	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.32	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.33	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.34 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.35	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2019)

10.36	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.37	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.38	Letter Agreement between the Registrant and Lifestyle Healthcare LLC, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 8, 2019)

10.39	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.40	Lock-Up Agreement dated October 21, 2019, between Wade Fredrickson and the Company (incorporated by reference to Exhibit 10.42 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.41	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.42	Form of Convertible Promissory Note issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.43	Form of Common Stock Purchase Warrant issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.44	Form of November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.45	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.46	Form of First Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

10.47	Form of Second Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 30, 2020)

10.48	Form of Convertible Promissory Note issued pursuant to April 2020 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.49	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.50	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.51	Exclusive Development and Distribution Agreement dated as of July 20, 2020 by and between the Company and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 22, 2020).

10.52	Securities Purchase Agreement dated as of July 24, 2020 by and between the Company and the Purchaser listed thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 3, 2020).

16.1	Letter from Pritchett, Siler & Hardy, P.C., dated July 11, 2017 (incorporated by reference to Exhibit 16.2 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2020	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 8, 2020
David Rosa	(Principal Executive Officer and Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 8, 2020
Paul Buckman

/s/ ED ANDRLE	Member of the Board of Directors	December 8, 2020
Ed Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 8, 2020
Jeffrey Mathiesen