Form 10-K/A
period 2020-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2021-01-28
CIK 1500198

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

As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2020 price at which the common equity was last sold was $17.1 million. The number of outstanding shares of the registrant’s common stock as of January 15, 2021 was 35,592,451.

EXPLANATORY NOTE

NeuroOne Medical Technologies Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2020, as filed on December 9, 2020 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2020. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board of Directors of the Company (the “Board”) is divided into three classes. Members of each class serve staggered three-year terms. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
David Rosa	Class II Director, Chief Executive Officer, and President	56
Mark Christianson	Business Development Director, Medical Sales Liaison	53
Steve Mertens	Chief Technology Officer	58
Ronald McClurg	Chief Financial Officer	62
Jeffrey Mathiesen	Class III Director	60
Paul Buckman	Class I Director and Chairman of the Board	65
Edward Andrle	Class III Director	63

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

Mark Christianson has served as Business Development Director, Medical Sales Liaison of the Company since February 2019. Previously, he served as Vice President of Business Development and Marketing of the Company from July 2017 until February 2019 and served as vice president of sales and marketing of our wholly-owned subsidiary, NeuroOne, Inc., since December 2016. From May 2013 to December 2016 Mr. Christianson served as North American sales manager for Cortec Corporation. From February 2012 to May 2013 Mr. Christianson held the position of business development executive for Robert Half International. From May 2009 to February 2012 Mr. Christianson held the position of regional sales manager for PMT Corporation. Mr. Christianson studied accounting at Augsburg College in Minneapolis. Mr. Christianson brings 15 years of high performing sales, sales management, and project management experience to the team. In addition, he also has contributed to the development and corporate strategy of the Company given his experience in the neurological field and his close relationships with key epilepsy opinion leaders.

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

Ronald McClurg has served as Chief Financial Officer of the Company since January 2021. Prior to joining the Company, from October 2003 to June 2019, Mr. McClurg served as Vice President - Finance & Administration and Chief Financial Officer of Incisive Surgical, Inc., a privately-held medical device manufacturer. From 1997 to 2002, Mr. McClurg served as Chief Financial Officer and Treasurer of Wavecrest Corporation, a privately-held manufacturer of electronic test instruments for the semiconductor industry. Prior to 1997, Mr. McClurg served as Chief Financial Officer for several publicly-held companies, including Video Sentry Corporation, Insignia Systems, Inc., and Orthomet, Inc. Currently, he serves on the board of governors of Biomagnetic Sciences, LLC.

Paul Buckman has served as Chairman of the Board of the Company since August 2017, and served as Chairman of the board of NeuroOne, Inc., from October 2016 until December 2019. Mr. Buckman has served as the President of North America for LivaNova PLC since April 2019 and previously served as the General Manager of Structural Heart for LivaNova PLC from April 2017 to December 2019. Prior to joining LivaNova, Mr. Buckman served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, from September 2013 until March of 2017. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer and chairman of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a publicly traded diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation, a publicly traded medical device manufacturer, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a director for Ablative Solutions, Inc., ActivOrtho, Sentiar, Shoulder Innovations, and as chairman of Miromatrix, Inc. He previously served as a director of Aortica, Inc., DyaMX, Inc., Conventus Orthopaedics, Caisson Interventional LLC, Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., Sunshine Heart, Inc., a publicly-held early-stage medical device company, NexGen Medical, and Micro Therapeutics, Inc. Mr. Buckman received a Master’s degree in Business Administration and Finance and a B.A. degree in Business Administration from Western Michigan University. We believe that Mr. Buckman’s strong executive experience in medical device companies provides the Company with valuable guidance on product development and operational matters.

Jeffrey Mathiesen has served as a member of the Board of the Company since August 2017, and served as a director of NeuroOne, Inc., from April 2017 until December 2019. Additionally, Mr. Mathiesen has served as Vice Chair and Lead Independent Director since March 2020 and as Director and Audit Committee Chair, since 2015, of Panbela Therapeutics, Inc. a publicly traded biopharmaceutical company developing therapies for pancreatic diseases and served as a director and audit committee chairman of eNeura, Inc., a privately-held medical technology company providing therapy for both acute treatment and prevention of migraine from July 2018 to February 2020. He served as Advisor to the CEO of Teewinot Life Sciences Corporation, a privately held global leader in the biosynthetic development and production of cannabinoids and their derivatives for consumer and pharmaceutical products from October 2019 to December 2019 and served as chief financial officer from March 2019 to October 2019. He served as the chief financial officer of Gemphire Therapeutics Inc., a publicly-held clinical-stage biopharmaceutical company developing therapies for patients with cardiometabolic disorders, from September 2015 to September 2018. From August 2015 to September 2015 he was a consultant to Gemphire. Prior to joining Gemphire, Mr. Mathiesen served as chief financial officer of Sunshine Heart, Inc., a publicly-held early-stage medical device company, from March 2011 to January 2015. Mr. Mathiesen has held executive positions with publicly traded companies dating back to 1993, including vice president and chief financial officer positions. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota and is also a Certified Public Accountant. We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board, as well as knowledge of public company accounting and financial reporting requirements and familiarity with the life sciences industry.

Edward Andrle has served as a member of the Board of the Company since February 2020. Mr. Andrle most recently served as the General Manager of Neuromodulation of LivaNova PLC, a publicly-traded medical device company, from January 2018 to January 2020, and as Senior Vice President of Strategy & Business Development of LivaNova PLC from September 2015 to January 2018. Prior to these roles, Mr. Andrle served as Vice President of Business Development and Strategy of Sorin S.p.A from 2010 to September 2015, when Sorin S.p.A. was merged with Cyberonics, Inc. to become LivaNova PLC. Prior to joining Sorin, he held executive positions with Boston Scientific, Inc. and Baxter International, Inc., leading large product portfolios in both neuromodulation and cardiac devices. Mr. Andrle received his MBA from Stanford Graduate School of Business and his B.S. in Chemical Engineering from the University of Notre Dame. We believe that Mr. Andrle’s substantial experience in medical device companies and business development provides the Company with valuable insight on product development and strategy.

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

Structure and Operation of the Board

Because our Common Stock is quoted on the OTCQB Marketplace, the Company is not subject to the listing requirements of any securities exchange regarding committee matters. We do not have standing compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing compensation committee and nominating committee.

Nomination of Directors

Our Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to perform the functions that would otherwise be delegated to a nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are identified by existing directors or members of management. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. In 2020, the Board did not employ a search firm or pay fees to other third parties in connection with identifying or evaluating Board nominee candidates.

The Board will consider director candidates recommended by stockholders so long as such recommendations are sent on a timely basis and are otherwise in accordance with the Company’s Certificate of Incorporation, our Bylaws and applicable law. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to our principal executive offices, at 7599 Anagram Dr., Eden Prairie, MN 55344.

Compensation Committee Related Function

Our Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the independent directors to perform the functions that would otherwise be delegated to a compensation committee. The Company’s executive compensation program is administered by the independent directors, who determine the compensation of the Chief Executive Officer and, considering the recommendations of the Chief Executive Officer, other executive officers of the Company. In reviewing the compensation of our executive officers, the independent directors consider published compensation surveys and current market conditions.

Audit Committee Matters

The audit committee reviews with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the audit committee deems appropriate. The audit committee’s charter is available on our website, www.N1MTC.com, under Investors — Corporate Governance.

The audit committee currently consists of three directors: Mr. Buckman, Mr. Mathiesen and Mr. Andrle. The Board has determined that each of Mr. Buckman, Mr. Mathiesen and Mr. Andrle is “independent” under Nasdaq independence standards. Additionally, the Board has determined that each of Mr. Mathiesen and Mr. Buckman qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC. The designation of an “audit committee financial expert” does not impose upon such persons any duties, obligations or liabilities that are greater than those generally imposed on each of them as a member of the audit committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the audit committee or the Board.

The functions of the audit committee include:

●	Selecting our independent auditors;

●	Reviewing the results and scope of the audit and other services provided by our independent auditors; and

●	Reviewing and evaluating our audit and control functions.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions in public filings. A copy of the code of business conduct and ethics is available on our website, www.n1mtc.com, under the “Investors” tab.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for Fiscal Year 2020

The following table shows the compensation earned or received during the fiscal year ended September 30, 2020 and the fiscal year ended September 30, 2019 by each of our named executive officers (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K).

Name and Principal Position		Salary ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Dave Rosa,	2020	403,914	183,095	547,091	—	1,134,100
Chief Executive Officer and President	2019	392,150	166,016	—	—	558,166

Mark Christianson,	2020	214,848	40,000	—	—	254,848
Business Development Director, Medical Sales Liaison	2019	208,590	44,903	—	6,000	259,493

Steve Mertens,	2020	238,966	52,000	—	—	290,966
Chief Technology Officer	2019	117,500	20,563	153,328	—	291,391

____________

(1)	Amounts reported reflect the aggregate grant date fair value of option awards, calculated in accordance with FASB Topic 718, excluding the impact of potential forfeitures.

Narrative to Summary Compensation Table

The compensation program for the Company’s named executive officers for 2020 had three components: base salary, annual cash bonus and stock option grants.

Base Salary. There was a 3% increase for cost of living adjustments for the Company’s named executive officers for calendar year 2020, as compared to calendar year 2019.

Cash Bonus. In 2020, each of the Company’s named executive officers had a target bonus, set forth as a percentage of annual base salary. The Board did not make any changes to the target bonuses of the named executive officers, as a percentage of base salary, for 2020. In 2020, target bonuses for the Company’s named executive officers other than Mr. Rosa’s were 25% of base salary. Mr. Rosa’s target bonus was set at 50% of base salary pursuant to his employment agreement, as described below.

In April 2020, the Board established weighted performance targets for fiscal 2020 that it would consider in approving bonus payments for the 2020. These targets included various corporate objectives related to company financing goals, regulatory submissions, and certain research and development, and commercialization milestones. In January 2021, the Board determined that 90% of the performance targets had been met, and approved the bonus payment to Mr. Rosa at 90% of target and authorized Mr. Rosa, in his discretion, to approve and pay bonuses to Mr. Mertens and Mr. Christianson of up to 90% of target.

Equity Grants. In November 2019, the Board granted Mr. Rosa an option exercisable for 500,000 shares, with an exercise price of $2.14 per share. 25% of the shares underlying the option vested on November 5, 2020 and the remaining 75% vest in 36 equal monthly installments beginning on December 1, 2020, subject to acceleration upon achieving certain performance milestones. As of September 30, 2020, 20% of the shares underlying the options had vested upon the achievement of performance milestones.

All Other Compensation. Except for car allowances provided to Mr. Rosa and Mr. Christianson and payment of a portion of the premiums for medical and long term disability insurance for all employees, we do not provide perquisites or personal benefits to our named executive officers.

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

Potential Payments Upon Termination or Change in Control

David Rosa

For a discussion of payments to Mr. Rosa upon termination or change in control under his Amended Employment Agreement, see “Employment Agreement — Mr. Rosa”.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2020:

NAME	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Steven Mertens	May 13, 2019	48,542	(1)	80,903	2.38	May 13, 2029
David Rosa	November 5, 2019	100,000	(2)	400,000	2.14	November 5, 2029

____________

(1)	25% of the shares underlying the option vested immediately upon grant; the remaining vest monthly in equal increments over a 36 month period beginning on April 1, 2020.

(2)	25% of the shares underlying the option vested on November 5, 2020 and the remaining 75% vest in 36 equal monthly installments beginning on December 1, 2020, subject to acceleration upon achieving certain performance milestones. As of September 30, 2020, 20% of the shares underlying the options had vested upon the achievement of performance milestones.

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

On November 5, 2019, each non-employee director was granted an option to purchase 100,000 shares. On February 10, 2020, each non-employee director was granted restricted stock units in lieu of cash retainers for calendar year 2019, which vest in a series of 12 equal monthly installments, subject to the director’s continued service. On June 2, 2020, the date of the Company’s 2020 Annual Stockholder Meeting, each non-employee director was granted (i) an option to purchase 23,725 shares of the Company’s Common Stock, which options vest in a series of 12 equal monthly installments, subject to the director’s continued service, and (ii) 22,371 restricted stock units, which vest in a series of 12 equal monthly installments, subject to the director’s continued service.

The following table provides compensation information for the fiscal year ended September 30, 2020 for each non-employee member of the Board.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Paul Buckman	78,750	135,879	115,257	329,886
Edward Andrle	34,375	46,860	15,158	96,393
Jeffrey Mathiesen	46,875	93,558	115,257	255,690

____________

(1)	These represent amounts earned in calendar year 2020; the directors waived their cash retainers for calendar year 2019.
(2)	Stock option and RSU awards were granted under the 2017 Equity Incentive Plan. The amounts reported reflect the aggregate grant date fair value of each equity award granted to the Company’s non-employee directors during the fiscal year ended September 30, 2020, as computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

As a named executive officer of the Company, compensation paid to Mr. Rosa for fiscal 2020 is fully reflected under “Executive Compensation — Summary Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of January 15, 2021 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 35,592,451 shares of Common Stock outstanding as of January 15, 2021.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include shares of our Common Stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of January 15, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for persons listed in the table is c/o NeuroOne Medical Technologies Corporation, c/o David Rosa, 7599 Anagram Dr., Eden Prairie, MN 55344.

Name and address of beneficial owner	Number of shares of Common Stock beneficially owned		Percentage of Common Stock beneficially owned(1)
Greater than 5% Stockholders:
Wade Fredrickson(2) 4825 Suburban Drive Shorewood, Minnesota 55331	2,113,460		5.9%
James E. Besser(3) 2 Calle Candina, #1701 San Juan, Puerto Rico, 00907 United States of America	5,242,951		14.7%

Directors and Named Executive Officers:
David Rosa	1,049,378	(4)	2.9%
Paul Buckman	279,858	(5)	*
Jeffrey Mathiesen	262,001	(6)	*
Edward Andrle	31,818	(7)	*
Steve Mertens	64,722	(8)	*
Mark Christianson	1,089,206		3.1%
All Current Directors and Officers as a Group (6 persons)	2,776,982	(9)	7.6%

____________

(1)	Based on 35,592,451 shares of Common Stock outstanding as of January 15, 2021.
(2)	Based on Schedule 13D/A filed by Mr. Fredrickson on October 29, 2019. Mr. Fredrickson is our former Vice President of Therapy and Product Development.
(3)	Based on Form 3 filed by Mr. Besser on January 21, 2021. The reported securities and warrants are directly owned by Manchester Explorer, L.P., JEB Partners, L.P and by Morgan C. Frank in his personal capacity. The reported securities and warrants are indirectly beneficially owned by Manchester Management PR, LLC and Manchester Management Company, LLC as a result of having investment discretion over Manchester Explorer, L.P. and JEB Partners, L.P. The reported securities and warrants may also be deemed to be indirectly beneficially owned by James E. Besser, as the Managing Member of Manchester Management PR, LLC and Manchester Management Company, LLC and by Morgan C. Frank, who serves as a portfolio manager and as a consultant for Manchester Management Company, LLC. Mr. Besser disclaim beneficial ownership of the reported securities and warrants except to the extent of his pecuniary interest therein. The percentage in this table reflects that the reporting persons may not exercise the warrants to the extent such exercise would cause the reporting persons to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock following such exercise.
(4)	Includes 255,556 shares of Common Stock issuable upon exercise of outstanding options.

(5)	Includes 3,729 restricted stock units that vest within 60 days of January 15, 2021, and 212,413 shares of Common Stock issuable upon exercise of outstanding options.
(6)	Includes 3,729 restricted stock units that vest within 60 days of January 15, 2021, and 178,393 shares of Common Stock issuable upon exercise of outstanding options.
(7)	Includes 4,317 restricted stock units that vest within 60 days of January 15, 2021, and 17,793 shares of Common Stock issuable upon exercise of outstanding options.
(8)	Includes 64,722 shares of Common Stock issuable upon exercise of outstanding options.
(9)	Includes 11,774 restricted stock units that vest within 60 days of January 15, 2021 and 728,877 shares of Common Stock issuable upon exercise of outstanding options.

*	Less than 1%

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of September 30, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)(2) (c)
Equity compensation plans not approved by security holders	0	$0	0
Equity compensation plan approved by security holders	1,478,485	$2.04	1,839,400
Total	1,478,485	$2.04	1,839,400

___________

(1)	The number of shares of common stock reserved for issuance under our 2017 Equity Incentive Plan automatically increases on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, to an amount equal to 13% of the total number of fully-diluted shares of our common stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)	Consists of 1,394,283 shares remaining available for issuance under the 2017 Equity Incentive Plan and 445,117 shares remaining available for issuance under the 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since October 1, 2018 to which NeuroOne, Inc. or the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and as described below.

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

Lock-Up Agreements

On March 1, 2018, Wade Fredrickson, a greater than 5% stockholder of the Company, entered into a lock-up agreement, which was amended in July 2018, with the Company in which he agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 18 months following the effective date of the agreement. On October 21, 2019, Wade Fredrickson entered into a new lock-up agreement with the Company in which he agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 18 months following the effective date of the agreement. On January 12, 2021, all of our directors, officers, and certain stockholders entered into lock-up agreements in which they agreed, subject to certain exceptions, not to offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 90 days following the effectiveness of a resale registration statement to be filed in connection with the Company’s January 2021 private placement.

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

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of our Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities applying Nasdaq independence standards. As a result of this review, our Board has determined that, Messrs. Buckman, Mathiesen and Andrle, representing three of our four directors, are “independent directors.” Mr. Rosa is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional services rendered to us by BDO for services in respect of the fiscal year ended September 30, 2020 and 2019, which were approved by the Board in accordance with its established policies and procedures.

FEE CATEGORY	FISCAL YEAR 2020	FISCAL YEAR 2019
Audit fees(1)	$251,799	$211,144
Audit-related fees(2)	$—	—
Tax fees(3)	$—	—
All other fees	$—	—
Total fees	$251,799	$211,144

____________

(1)	Audit fees include fees for professional services provided by BDO in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements.
(2)	Audit-related fees include fees billed for assurance and related services reasonably related to the performance of the audit or review of fiscal years 2020 and 2019 that are not included as audit fees.
(3)	Tax fees include fees for tax compliance, advice and planning.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2021	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	January 28, 2021
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	January 28, 2021
Ronald McClurg	(Principal Financial Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	January 28, 2021
Paul Buckman

/s/ ED ANDRLE	Member of the Board of Directors	January 28, 2021
Ed Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	January 28, 2021
Jeffrey Mathiesen