Form 10-K/A
period 2020-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2021-02-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

NeuroOne Medical Technologies Corporation (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2020, as filed on December 9, 2020 and amended on January 28, 2021 (as amended, the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The purpose of this Amendment is to file Exhibit 23.1, Consent of Independent Registered Public Accounting Firm which includes the consent to the incorporation by reference of two registration statements on Form S-1 (No. 333-232656 and No. 333-244487) which were inadvertently omitted.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2021	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

2