Form 10-Q
period 2020-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2021-02-16
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

The number of outstanding shares of the registrant’s common stock as of February 12, 2021 was 35,600,835.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of December 31, 2020	As of September 30, 2020
	(unaudited)
Assets
Current assets:
Cash	$7,129,112	$4,036,397
Accounts receivable	71,474	—
Inventory	13,816	—
Prepaid and other assets	125,864	118,611
Total current assets	7,340,266	4,155,008
Intangible assets, net	150,944	156,523
Right-of-use asset	268,932	282,211
Property and equipment, net	152,874	166,031
Total assets	$7,913,016	$4,759,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$519,521	$762,538
Accrued expenses	611,872	512,762
Advance related to future financing	5,000,000	—
Convertible promissory notes (Note 8)	—	1,007,206
Deferred revenue	51,160	73,434
Total current liabilities	6,182,553	2,355,940
Operating lease liability	238,977	254,328
Other liabilities	83,333	83,333
Total liabilities	6,504,863	2,693,601

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2020 and September 30, 2020; no shares issued or outstanding as of December 31, 2020 and September 30, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2020 and September 30, 2020; 23,090,051 and 22,180,674 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively.	23,090	22,181
Additional paid–in capital	34,223,574	32,923,022
Accumulated deficit	(32,838,511)	(30,879,031)
Total stockholders’ equity	1,408,153	2,066,172
Total liabilities and stockholders’ equity	$7,913,016	$4,759,773

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2020	2019

Product revenue	$71,474	$—
Cost of product revenue	109,131	—
Product gross profit (loss)	(37,657)	—

Collaborations revenue	22,274	—

Operating expenses:
Selling, general and administrative	1,193,860	1,312,166
Research and development	934,158	501,819
Total operating expenses	2,128,018	1,813,985
Loss from operations	(2,143,401)	(1,813,985)
Interest expense	(3,053)	(2,697,507)
Net valuation change of instruments measured at fair value	1,974	(125,574)
Other income	185,000	—
Loss before income taxes	(1,959,480)	(4,637,066)
Provision for income taxes	—	—
Net loss	$(1,959,480)	$(4,637,066)
Net loss per share:
Basic and diluted	$(0.09)	$(0.34)
Number of shares used in per share calculations:
Basic and diluted	22,752,931	13,657,936

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2019	13,493,705	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	141,666	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	90,000	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	10,503	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	13,735,874	$13,737	$17,249,868	$(21,875,937)	$(4,612,332)

Balance at September 30, 2020	22,180,674	$22,181	$32,923,022	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	878,253	878	1,004,354	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	31,324	31	(31)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	23,090,051	$23,090	$34,223,574	$(32,838,511)	$1,408,153

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2020	2019

Operating activities
Net loss	$(1,959,480)	$(4,637,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	18,736	9,898
Stock-based compensation	245,829	587,677
Non-cash interest on convertible notes	—	1,831,940
Issuance costs attributed to financing activities	3,053	865,567
Revaluation of convertible notes	(1,974)	125,574
Non-cash lease expense	13,848	9,870
Change in assets and liabilities:
Accounts receivable	(71,474)	—
Inventory	(13,816)	—
Prepaid and other assets	(7,253)	(6,827)
Accounts payable	(243,017)	6,669
Accrued expenses, deferred revenue, operating lease and other liabilities	111,316	(18,148)
Net cash used in operating activities	(1,904,232)	(1,224,846)
Investing activities
Purchase of fixed assets	—	(10,271)
Net cash used in investing activities	—	(10,271)
Financing activities
Proceeds from issuance of convertible promissory notes	—	3,234,800
Issuance costs related to convertible notes	(3,053)	(417,176)
Proceeds from issuance of common stock in connection with private placements	—	255,000
Proceeds from advance related to future financing	5,000,000	—
Issuance costs related to private placements	—	(53,954)
Net cash provided by financing activities	4,996,947	3,018,670
Net increase in cash	3,092,715	1,783,553
Cash at beginning of period	4,036,397	260,749
Cash at end of period	$7,129,112	$2,044,302
Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$1,005,232	$—
Unpaid issuance costs attributed to convertible notes and private placement	$50,400	$28,756
Broker warrants issued in connection with convertible notes	$—	$419,635
Purchased fixed assets in accounts payable and accrued expenses	$—	$10,271
Operating lease right of use asset obtained in exchange for operating lease	$—	$335,119

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

To date, the Company has had limited commercial sales. The Company is currently raising capital to fund the development of its proprietary technology. The Company received 510(k) clearance from the FDA to market the initial cEEG product and expects to submit an application for 510(k) clearance for a second product by end of the first half of calendar year 2021.

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

The COVID-19 pandemic may also impact the Company’s ability to secure additional financing, or its ability to up-list from our current OTC Market (“OTCQB”). Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2020 included in the Annual Report on Form 10-K. The condensed balance sheet at September 30, 2020 was derived from the audited financial statements of the Company.

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

Immaterial Revision to Prior Period Financial Statements

Subsequent to the quarter ended December 31, 2019, it was determined that non-cash entries related to the operating lease liability and related right-of-use asset were inappropriately presented on a gross basis within the condensed statement of cash flows. The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined it to be immaterial. A revision to the previously issued condensed statement of cash flows has been made. The error had no impact to the condensed balance sheet, condensed statement of operations, condensed statement of changes in stockholders’ equity (deficit), or cash flows from investing and financing activities in the condensed statement of cash flows.

The effect of the revisions on the impacted line items within operating cash flows of the Company’s condensed statement of cash flows for the quarter ended December 31, 2019 is as follows:

●	an addition of non-cash lease expense of $9,870;
●	a decrease in the change in prepaid and other assets of $325,248, bringing the previously reported balance of ($332,075) to a revised balance of ($6,827); and
●	a decrease in the change in accrued expenses, deferred revenue, operating lease and other liabilities of $335,118, bringing the previously reported balance of $323,639 to a revised balance, net of the $6,669 reclassification of accounts payable described above, to ($18,148).

There was no impact to net operating cash flows.

NOTE 2 – Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and has an accumulated deficit of $32,838,511 as of December 31, 2020. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. Management believes that the Company, as a result of the cash flows received from the 2021 Private Placement (See Note 13 – Subsequent Events), has adequate liquidity to fund its operations without raising additional funds for at least twelve months from the date of issuance of these financial statements. Management believes additional capital will be required for the Company to reach a point of break-even cash flows. The Company’s future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with its plans to raise capital or issue debt financing may provide additional liquidity in the future, however these actions are not solely within the control of the Company and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

NOTE 3 - Summary of Significant Accounting Policies

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See Note 7 – Zimmer Development Agreement.

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations. The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products in the first quarter of fiscal year 2021.

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturer in connection with Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

Collaborations Revenue

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

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

As of December 31, 2020 and September 30, 2020, the fair values of cash, accounts receivable, inventory, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding during the three months ended December 31, 2020 and 2019 were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three months ended December 31, 2020 and 2019.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

The fair value of financial instruments measured on a recurring basis is as follows:

As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	As of September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$1,007,206	$—	$—	$1,007,206
Total liabilities at fair value	$1,007,206	$—	$—	$1,007,206

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the three months ended December 31 as follows:

2020
Convertible notes
Balance as of beginning of period – September 30, 2020	$1,007,206
Change in fair value including accrued interest	(1,974)
Conversion of convertible promissory notes to common stock	(1,005,232)
Balance as of end of period – December 31, 2020	$—

2019
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	5,066,740
Fair value attributed to note extinguishment	125,574
Balance as of end of period –December 31, 2019	$5,192,314

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

Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of cEEG strip/grid and electrode cable assembly finished good product. The strip/ grid products are produced by a third-party contract manufacturer and the electrode cable assembly products are obtained from outside suppliers.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters, and beginning in the first quarter of fiscal year 2021, sales and marketing in connection with the commercial sale of cEEG strip/grid and electrode cable assembly products.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three months ended December 31, 2020 and 2019.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three months ended December 31, 2020 and 2019:

	2020	2019
Warrants	10,170,588	8,389,987
Stock options	1,603,485	1,595,818
Restricted stock units	54,952	14,006
Convertible notes	—	1,336,472

Recent Accounting Pronouncements

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

This guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted the new guidance on October 1, 2020 and it did not have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s financial statements and plans to adopt this guidance on a prospective basis for the provisions applicable to the Company.

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

NOTE 4 - Commitments and Contingencies

WARF License Agreement

The Company has entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film micro electrode technology (the “WARF Agreement”). The Company entered into an Amended and Restated Exclusive Start-up Company License Agreement (the “WARF License”) with WARF on January 21, 2020, which amended and restated in full the prior license agreement between WARF and NeuroOne, LLC, a predecessor of the Company, dated October 1, 2014, as amended on February 22, 2017, March 30, 2019 and September 18, 2019.

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company has agreed to pay WARF a royalty equal to a single-digit percentage of its product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was accrued by the Company as of December 31, 2020 and was reflected as a component of cost of product revenue for the three month period ended December 31, 2020. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

WARF may terminate the WARF License if the Company defaults on the payments of amounts due to WARF or fails to timely submit development reports, or breaches any other covenant in the WARF License and fails to remedy such default in ninety (90) days or in the event of certain bankruptcy events involving the Company. WARF may also terminate the WARF License on ninety (90) days’ notice if the Company fails to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021. The WARF License otherwise expires by its terms (i) on the date that no valid claims on the patents licensed thereunder remain or (ii) upon the cessation for more than four (4) calendar quarters of the payment, once begun, of earned royalties under certain sections of the WARF License. The Company expects the latest expiration of a licensed patent to occur in 2030. The first commercial sale occurred in December 2020, prior to the June 30, 2021 deadline.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. As of December 31, 2020, $2,144 in royalty payments were due to Mayo given the commencement of commercial sales during the first quarter of 2021 and were reflected as a component of cost of product revenue during the period.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The motion for dismissal stated that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition. On January 7, 2019, the judge granted the motion for dismissal with respect to PMT’s claim for breach of the duty of good faith and fair dealing, and denied the motion for dismissal with respect to the other claims presented.

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

On April 29, 2020, the district court granted the Company’s motion for sanctions. Additionally, the district court granted the Company’s motion for summary judgment in part with respect to the counts for Christianson’s breach of non-confidentiality agreement, and denied the Company’s motion for summary judgment on all other counts.

On August 24, 2020, defendants moved the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages. On October 12, 2020 the Court awarded NeuroOne $185,000 in Rule 11 sanctions and Fredrickson $145,000 in Rule 11 sanctions with respect to its misconduct relating to the Fredrickson noncompete. PMT and its former litigation counsel, Barnes &Thornburg, were jointly and severally liable for these awards, which were paid on December 11, 2020 and have been recognized in other income in the condensed statement of operations. The Court granted NeuroOne’s motion to amend to permit its assertion of the right to assert a punitive damages claim against PMT associated with the additional legal costs incurred by the Company in fighting the allegations relating to the Fredrickson noncompete.

Trial has been set for December 2021, but this may be delayed or impacted by the COVID-19 pandemic. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT. The outcome of any claim against the Company by PMT was not estimable as of the filing of this Form 10-Q.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

Prior to the October 2019 Lease, the Company entered into a non-cancellable facility lease for its operations and headquarters for an eleven-month term beginning on December 1, 2018. The monthly rent under that lease was $4,763.

During the three months ended December 31, 2020 and 2019, rent expense associated with the facility leases amounted to $29,461 and $22,004, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the three months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$19,231	$—

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	—	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

	As of December 31, 2020	As of September 30, 2020

Right-of-use assets	$268,932	$282,211

Lease liability	$298,327	$312,176

Weighted average remaining lease term (years)	4.25	4.5
Weighted average discount rate	7.0%	7.0%

Maturity of the lease liability was as follows:

As of December 30, 2020
2021 (period from January 1, 2021 to September 30, 2021)	$58,654
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	346,640
Less imputed interest	(48,313)
Total	298,327
Short-term portion	(59,350)
Long-term portion	$238,977

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2020	12-13 years	$156,523
Less: amortization		(5,579)
Net Intangibles, December 31, 2020		150,944

Amortization expense was $5,579 for the three months ended December 31, 2020 and 2019.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2020	As of September 30, 2020
Equipment and furniture	$195,756	$195,756
Software	1,895	1,895
Total property and equipment	197,651	197,651
Less accumulated depreciation	(44,777)	(31,620)
Property and equipment, net	$152,874	$166,031

Depreciation expense was $13,157 and $4,319 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at December 31, 2020 and September 30, 2020:

	As of December 31, 2020	As of September 30, 2020
Accrued payroll	$282,253	$238,212
Operating lease liability, short term	59,350	57,848
Royalty Payments	52,144	—
Accrued issuance costs	—	50,400
Other	218,125	166,302
Total	$611,872	$512,762

The “other” category is primarily comprised of board fees.

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. There can be no assurance that this PPP loan will be forgiven. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of $83,333 under the PPP and was recorded as a long-term liability. Interest in connection with the PPP was nominal during the three months ended December 31, 2020.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

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

Pursuant to the Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company. In addition, the Company is to receive the following fee payments (the “Interim Fee Bonus”) upon reaching certain milestones:

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

Scenario 2: Notwithstanding Scenario 1 above, if Zimmer timely delivers a Design Modification Notice to the Company pursuant to Section 1.2, and one or more of the events set forth below occurs on or before the deadline indicated for such event and the Product Availability Date for the SEEG Products occurs on or before June 30, 2021 as determined by Zimmer, then the Company shall receive the additional amount indicated for such event as part of the SEEG Exclusivity Maintenance Fee:

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

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

At inception of the Zimmer Development Agreement through December 31, 2020, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of $22,274 related to the development of the Products completed during the period in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows as of December 31, 2020:

2020
Deferred Revenue
Balance as of beginning of period – September 30, 2020	$73,434
Revenue recognized	(22,274)
Balance as of end of period – December 31, 2020	$51,160

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

The remaining performance obligations reflected in deferred revenue as of December 31, 2020 are expected to be completed in the latter half of fiscal year 2021.

Product Revenue

In December 2020, the Company commenced commercial sales of its Strip/Grid Products and Electrode Cable Assembly Products in connection with the Development Agreement. Product revenue recognized during the three month period ended December 31, 2020 was $71,474.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $29,007 for the three month period ended December 31, 2020. Advertising expense during the prior year period was negligible.

NOTE 8 - Convertible Promissory Notes and Warrant Agreements

	As of December 31, 2020	As of September 30, 2020
Paulson convertible notes, principal	$—	$546,000
Accrued interest	—	63,458
Fair value adjustments	—	397,748
	$—	$1,007,206

2019 Paulson Convertible Note Offering

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

ii.	Revised Optional Conversion Terms – The Second 2019 Paulson Notes Amendment provided that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a 2019 Qualified Financing (as defined in the 2019 Paulson Notes) would have equaled: (1) the Outstanding Balance as defined below of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

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

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 and $53,875 during the three month period ended December 31, 2020 and 2019, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The subscriber, prior to the Second 2019 Paulson Notes Amendment, had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price of the common stock prior to conversion. In addition, both before and after the Second 2019 Paulson Note Amendment, if the Company raised more than $3,000,000 in an equity financing (the “Qualified Financing”) before the Maturity Date, each subscriber had the option to convert the Outstanding Balance into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing or (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction had occurred prior to a Qualified Financing or the Maturity Date, the 2019 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations during the three months ended December 31, 2019. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) and an expense of $125,574 during the three months ended December 31, 2020 and 2019, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

Issuance costs during the three month period ended December 31, 2020 in connection with the 2019 Paulson Private Placement were $3,053 and related to legal costs. Issuance costs incurred during the three months ended December 31, 2019 were $865,567. During the first quarter of 2020, Paulson Investment Company (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes which amounted to $388,176, and 10-year warrants to purchase an amount of Common Stock equal to 259,476 shares of common stock at an exercise price equal to $1.87 per share (the “Broker Warrants”) at a fair value $419,635. Lastly, issuance costs during the first quarter of fiscal year 2020 included legal and third party fees in the amount of $57,756. The issuance costs during both periods were recorded as a component of interest in the accompanying statements of operations.

During the first quarter of fiscal year 2021, the remaining holders of the 2019 Paulson Notes elected to convert the remaining outstanding principal and accrued and unpaid interest in the amount of $615,159 into 878,253 shares of common stock.

NOTE 9 – Stock-Based Compensation

During the three month periods ended December 31, 2020 and 2019, stock-based expense related to stock-based awards amounted to $245,829 and $587,677, respectively, and was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2020	2019
General and administrative	$181,792	$563,768
Research and development	64,037	23,909
Total stock-based compensation expense	$245,829	$587,677

Stock Options

During the three month period ended December 31, 2020 and 2019, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 125,000 and 800,000 stock options, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended December 31, 2020 and 2019 was $0.53 and $1.06 per share, respectively. The total expense for the three months ended December 31, 2020 and 2019 related to stock options was $100,147 and $438,083, respectively. The total number of stock options outstanding as of December 31, 2020 and September 30, 2020 was 1,603,485 and 1,478,485, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three month period ended December 31, 2020 and 2019:

	2020	2019
Expected stock price volatility	54.3%	52.8%
Expected life of options (years)	5.8	5.7
Expected dividend yield	0%	0%
Risk free interest rate	0.5%	1.7%

During the three month periods ended December 31, 2020 and 2019, 215,326 and 375,830 stock options vested, and zero and 7,497 stock options were forfeited during these periods, respectively.

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2020 and 2019, and 25,144 and 10,503 RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2020 and 2019 related to these RSUs was $43,082 and $25,001, respectively. The number of RSUs forfeited during the three month periods ended December 31, 2020 and 2019 was zero and 7,003, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

Other Stock-Based Awards

In August 2020, an additional consulting agreement was executed whereby 120,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vests over a six-month period. As of December 31, 2020, 80,000 shares were vested under this agreement of which 60,000 shares vested during the first quarter of fiscal year 2021. Compensation expense related to the stock awards granted under this consulting agreement amounted to $102,600 for the three month ended December 31, 2020 and was included in the total stock-based expense.

In October 2019, two consulting agreements were executed whereby up to 115,000 shares of common stock were issuable of which 90,000 shares of common stock were issued and 60,000 shares were vested as of December 31, 2019 under these agreements. Vesting was based on a time-based vesting condition ranged over a three to nine month period commencing upon the execution of the consulting agreements. Compensation expense related to the stock awards granted under these consulting agreements amounted to $124,593 and was included in the total stock-based expense referenced above for the three month period ended December 31, 2019. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $2.00 to $2.65 per share.

General

As of December 31, 2020, 1,714,400 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $666,127 as of December 31, 2020. The unrecognized share-based expense is expected to be recognized over a weighted average period of 1.9 years.

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of December 31, 2020, the Company had $6,889,912 of deposits in excess of federally insured amounts.

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products.

NOTE 11 – Income Taxes

The effective tax rate for the three months ended December 31, 2020 and 2019 was zero percent. As a result of the analysis of all available evidence as of December 31, 2020 and September 30, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2020 and 2019. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 12 – Stockholders’ Deficit

2021 Private Placement

On January 12, 2021, the Company entered into a common stock and warrant purchase agreement with certain accredited investors pursuant to which the Company, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 12,500,000 shares of the common stock and warrants to purchase an aggregate of 12,500,000 shares of common stock resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. See Note 13 – Subsequent Events.

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

Warrant Activity and Summary

The following table summarizes warrant activity during the three month period ended December 31, 2020:

		Exercise Price	Weighted Average	Weighted Average
	Warrants	Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2020	10,170,588	$1.80 - 3.00	$2.35	2.89
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at December 31, 2020	10,170,588	$1.80 - 3.00	$2.35	2.64

NOTE 13 – Subsequent Events

2017 Plan Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2021, 1,453,867 shares were added to the 2017 Plan as a result of the evergreen provision.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

2021 Private Placement

On January 12, 2021, the Company entered into a Common Stock and Warrant Purchase Agreement (the “2021 Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in the 2021 Private Placement, agreed to issue and sell an aggregate of 12,500,000 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share (the “Common Stock”), and warrants to purchase an aggregate of 12,500,000 shares of Common Stock (the “2021 Warrants”) at an aggregate purchase price of $1.00 per share of Common Stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $1.75 per share. The 2021 Warrants are exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. Prior to expiration, subject to the terms and conditions set forth in the 2021 Warrants, the holders of such 2021 Warrants may exercise the 2021 Warrants for Warrant Shares by providing notice to the Company and paying the exercise price per share for each share so exercised or by utilizing the “cashless exercise” feature contained in each 2021 Warrant. The 2021 Private Placement closed on January 14, 2021.The Company received $5,000,000 of the 2021 Private Placement proceeds on December 31, 2020.

Stock-Based Awards

On January 1, 2021, the Company granted 180,000 stock options to an executive officer at an exercise price of $1.57 per share under the 2017 Plan. The stock options vest over a four year period.

On January 27, 2021, the Company granted 1,560,000 stock options to four employees, including three executive officers at an exercise price of $1.99 per share under the 2017 Plan. All of the stock options vest over a four year period, except that 250,000 stock options granted to our Chief Executive Officer vest upon certain performance objectives.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our Evo cortical technology (“cEEG” ) has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days for which we have begun to generate revenue in the first quarter of fiscal 2021 from the sale of products based on our Evo cortical technology. Our other products are still under development.

We have incurred losses since inception. As of December 31, 2020, we had an accumulated deficit of $32.8 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales.

Our main source of cash to date, outside of collaborations and product revenues, has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

NeuroOne Medical Technologies Corporation

Form 10-Q

At December 31, 2020, we had $7.1 million in cash deposits. Our existing cash and cash equivalents coupled with the remaining net proceeds of $6.3 million received from the 2021 Private Placement in January 2021, discussed further below, should be sufficient to fund our operating expenses through at least twelve months from the date of this filing. We will, however, need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources such as additional product revenue and milestone payments from our current collaboration with Zimmer. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Recent Developments

Zimmer Development Agreement

In December 2020, we completed our first commercial sale of our strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”) under the exclusive development and distribution agreement (the “Development Agreement”) that we entered into on July 20, 2020 with Zimmer, Inc. (“Zimmer”). Under the Development Agreement, we granted Zimmer exclusive global rights to distribute NeuroOne’s Strip/Grid Products and Electrode Cable Assembly Products. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

The COVID-19 pandemic may also impact our ability to secure additional financing or our ability to up-list from our current OTC Market (“OTCQB”). Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

NeuroOne Medical Technologies Corporation

Form 10-Q

Financial Overview

Product Revenue

Our product revenue during the first quarter of fiscal year 2021 was derived from the sale of strip/grid and electrode cable assembly products based on Evo cortical technology. For the foreseeable future, we anticipate that we will generate additional revenue from the sale of products based on Evo cortical technology.

We have received FDA 510(k) clearance for our cortical strip electrode, but we do not expect to generate any revenue from the sale of our other products until we develop and obtain all required regulatory approvals or clearances for and commercialize depth electrode technology. If we fail to complete the development of the depth electrode technology, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may never be able to generate revenue from product sales sufficient to sustain operations.

Product Gross Profit (Loss)

Product gross profit (loss) represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was derived from the upfront initial exclusivity fee payment under the Zimmer Development Agreement. We anticipate that we may earn additional revenues stemming from additional milestone and royalty payments from Zimmer, however, the hitting of milestones or level of sales required to earn royalty payments is uncertain.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters, and beginning in the first quarter of fiscal year 2021, sales and marketing in connection with the commercial sale of cEEG strip/grid and electrode cable assembly products. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, further commercialization of our cortical strip technology, potential commercialization of our grid electrode and depth electrode technology, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

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

Interest Expense

Interest expense primarily consists of interest costs related to our 2019 Paulson Notes.

Net valuation change of instruments measured at fair value

NeuroOne Medical Technologies Corporation

Form 10-Q

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes.

Other Income

Consists of proceeds outside of normal operating activity relating to legal settlements.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

The following table sets forth the results of operations for the three-months ended December 31, 2020 and 2019, respectively.

	For the three months ended December 31, (unaudited)
	2020	2019	Period to Period Change

Product revenue	$71,474	$—	$71,474
Cost of product revenue	109,131	—	109,131
Product gross profit (loss)	(37,657)	—	(37,657)

Collaborations revenue	22,274	—	22,274

Operating expenses:
Selling, general and administrative	1,193,860	1,312,166	(118,306)
Research and development	934,158	501,819	432,339
Total operating expenses	2,128,018	1,813,985	314,033
Loss from operations	(2,143,401)	(1,813,985)	(329,416)
Interest expense	(3,053)	(2,697,507)	2,694,454
Net valuation change of instruments measured at fair value	1,974	(125,574)	127,548
Other income	185,000	—	185,000
Loss before income taxes	(1,959,480)	(4,637,066)	2,677,586
Provision for income taxes	—	—	—
Net loss	$(1,959,480)	$(4,637,066)	$2,677,586

Product Revenue and Product Gross Profit (Loss)

Project revenue and product gross profit (loss) was $0.1 million and ($38,000), respectively, during the three months ended December 31, 2020. The product revenue during the first quarter related to the sale of our Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred, including the initial minimum royalty fee to WARF of $50,000 for calendar year 2020, in connection with our license agreements. There was no product revenue or product gross profit (loss) recognized during the comparable prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Collaborations Revenue

Collaborations revenue was $22,000 for the three months ended December 31, 2020. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the first quarter of fiscal year 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the comparable prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.2 million for the three months ended December 31, 2020, compared to $1.3 million for the three months ended December 31, 2019. The $0.1 million decrease was primarily due to a decrease in stock-based compensation of $0.4 million, offset in part by an increase in sales and marketing expenses of $0.2 million and operating costs of $0.1 million on a net basis.

Research and development expenses

Research and development expenses were $0.9 million for the three months ended December 31, 2020, compared to $0.5 million during for the three months ended December 31, 2019. The $0.4 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

 Interest expense

Interest expense for the three months ended December 31, 2020 was $3,000 and consisted of issuance costs in connection with our 2019 Paulson Notes described further below.

Interest expense for the three months ended December 31, 2019 was $2.7 million and consisted of non-cash interest expense in connection with our 2019 Paulson Notes described further below. Interest expense was comprised of issuance costs of $0.9 million and day-one interest at issuance of $1.8 million representing the amount by which fair value exceeded note proceeds.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the three months ended December 31, 2020 and 2019 was a benefit of $2,000 and an expense of $0.1 million, respectively. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding.

Other Income

Other income during the three months ended December 31, 2020 consisted of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million. We did not have other income during the comparable prior year period.

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2020, our principal source of liquidity consisted of cash deposits of $7.1 million (inclusive of $5.0 million in gross proceeds received in connection with the 2021 Private Placement discussed further below). We have just begun to generate revenue from commercial sales during the first quarter of fiscal year 2021, and we anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses.

NeuroOne Medical Technologies Corporation

Form 10-Q

We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our cortical strip, grid electrode and depth electrode technology under development, if approved, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash, outside of collaboration and product revenues, to date has been proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

2021 Private Placement

On January 12, 2021, we entered into a Common Stock and Warrant Purchase Agreement (the “2021 Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 12,500,000 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share (the “Common Stock”), and warrants to purchase an aggregate of 12,500,000 shares of Common Stock (the “2021 Warrants”) at an aggregate purchase price of $1.00 per share of Common Stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $1.75 per share. The 2021 Warrants are exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. Prior to expiration, subject to the terms and conditions set forth in the 2021 Warrants, the holders of such 2021 Warrants may exercise the 2021 Warrants for Warrant Shares by providing notice to the Company and paying the exercise price per share for each share so exercised or by utilizing the “cashless exercise” feature contained in each 2021 Warrant. The 2021 Private Placement closed on January 14, 2021.

In connection with the 2021 Private Placement, the Company agreed to file a registration statement with the SEC covering the resale of the Shares, the 2021 Warrants and the shares of Common Stock issuable upon exercise of the 2021 Warrants (the “Warrant Shares”). The Company has agreed to file such registration statement within 30 days of the execution of the 2021 Purchase Agreement on January 12, 2021 and filed such registration statement on February 10, 2021.

The following table sets forth the Company’s total stockholders’ equity as reported as of December 31, 2020 and as adjusted on a pro forma basis to reflect the recently completed private placement:

Total stockholders' equity as of December 31, 2020	$1,408,153
Net proceeds from 2021 private placement	11,342,163
Pro forma total stockholders' equity as of December 31, 2020	$12,750,316

This pro forma calculation assumes full equity classification of the securities issued in the 2021 Private Placement.  The accounting treatment of the securities issued in the 2021 Private Placement is subject to change once a full accounting treatment evaluation is completed.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

The Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on May 1, 2020. If the Company raised more than $3,000,000 in an equity financing before the Maturity Date (the “Qualified Financing”), each subscriber would have had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing and (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction had occurred prior to the earlier of a Qualified Financing or the maturity date, the 2019 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

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

Second Amendment of 2019 Paulson Notes

On April 24, 2020, the Company and holders of a majority in aggregate principal amount of the 2019 Paulson Notes entered into an amendment to the 2019 Paulson Notes (the “Second Paulson Amendment”) to, among other things:

i.	Extend the Maturity Date – The Second Paulson Amendment extended the maturity date of the 2019 Paulson Notes from May 1, 2020 to November 1, 2020 (in either case, unless a change of control transaction happens prior to such date);

ii.	Revise Optional Conversion Terms – The Second Paulson Amendment provided that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a Qualified Financing (as defined in the 2019 Paulson Notes) would have been equal to: (1) the outstanding balance of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

iii.	Revise the Registration Date – The Second Paulson Amendment provided that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber had converted all or a majority of the outstanding balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing a Qualified Financing; and (3) the maturity date, the Company will enter into a registration rights agreement with the applicable subscriber containing customary and usual terms pursuant to which the Company filed a registration statement in August 2020.

NeuroOne Medical Technologies Corporation

Form 10-Q

There were no other significant changes to terms under the Second Paulson Amendment.

2019 Paulson Note Conversion

Between April 24, 2020 and December 15, 2020, all of the holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of $3,453,883 into 3,054,372 shares of common stock.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Funding Requirements and Outlook

At December 31, 2020, we had $7.1 million in cash deposits. Our existing cash and cash equivalents coupled with the remaining net proceeds of $6.3 million received from the 2021 Private Placement in January 2021 should be sufficient to fund our operating expenses through at least twelve months from the date of this filing. Prior to the close of the 2021 Private Placement, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended September 30, 2020 and 2019, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have adequate liquidity to fund our operating expenses. While our future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, these actions are not solely within our control. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

NeuroOne Medical Technologies Corporation

Form 10-Q

On January 22, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014 (the “Original WARF License”). Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was recorded in our accrued expense liability balance as of December 31, 2020. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further was due until we started selling our products. As of December 31, 2020, $2,144 in royalty payments were due to Mayo given the commencement of commercial sales during the first quarter of fiscal year 2021.

Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 with regard to: “Item 1—Business—WARF License,” “Business—Mayo Foundation for Medical Education and Research License and Development Agreement,” “Item 1A—Risk Factors—Risks Relating to Our Business—We depend on intellectual property licensed from WARF for our technology under development, and the termination of this license would harm our business” and “Item 1A—Risk Factors—We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology.”

To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, any failure to raise capital when needed could compromise our ability to execute on our business plan.

The development and commercialization of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving certain regulatory approval and then a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(1,904,232)	$(1,224,846)
Net cash used by investing activities	—	(10,271)
Net cash provided by financing activities	4,996,947	3,018,670
Net increase in cash	$3,092,715	$1,783,553

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in operating activities

Net cash used in operating activities was $ 1.9 million for the three months ended December 31, 2020, which consisted of a net loss of $2.0 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and operating lease expense, totaling approximately $0.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.2 million. The change in operating assets and liabilities was primarily attributable to a net increase in accounts receivable in connection with the Zimmer Development Agreement and a decrease in accounts payable attributed to the timing of payments.

Net cash used in operating activities was $1.2 million for the three months ended December 31, 2019, which consisted of a net loss of $4.6 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, non-cash lease expenses and revaluation of convertible notes, totaling approximately $3.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities was negligible.

Net cash used by investing activities

Net cash used by investing activities consisted of outlays for furniture and equipment during the three months ended December 31, 2019. There were no investing activities during the three months ended December 31, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $5.0 million for the three months ended December 31, 2020, which consisted primarily of proceeds received in advance of the 2021 Private Placement.

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

During the three months ended December 31, 2020, we commenced commercial sales of the Strip/Grid Products and Electrode Cable Assembly Products. As a result, we added the following critical accounting policies below:

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

NeuroOne Medical Technologies Corporation

Form 10-Q

Allowances for Doubtful Accounts

We record a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, the aging of the accounts receivable, our historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when we believe that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of our estimated allowance.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. We calculate inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. Our inventory is currently comprised of cEEG strip/grid and electrode cable assembly finished good products. The strip/ grid products are produced by a third-party contract manufacturer and the electrode cable assembly products are obtained from outside suppliers.

There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.  Risk Factors

In addition to the other information below and set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.

Recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6.  Exhibits

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

10.1+	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2021)

10.2	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2021)

10.3*	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2021)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is as follows: Exhibit A: Schedule of Purchasers; Exhibit B: Form of Warrant; Exhibit C: Selling Stockholder Questionnaire; and Exhibit D: Form of Lock-Up.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 16, 2021

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)