Form 10-Q
period 2021-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2021-05-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of outstanding shares of the registrant’s common stock as of May 13, 2021 was 11,954,543.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of March 31, 2021	As of September 30, 2020
	(unaudited)
Assets
Current assets:
Cash	$11,274,185	$4,036,397
Prepaid and other assets	81,025	118,611
Total current assets	11,355,210	4,155,008
Intangible assets, net	145,365	156,523
Right-of-use asset	255,409	282,211
Property and equipment, net	161,087	166,031
Total assets	$11,917,071	$4,759,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$345,793	$762,538
Accrued expenses	373,528	512,762
Convertible promissory notes (Note 8)	—	1,007,206
Deferred revenue	31,047	73,434
Total current liabilities	750,368	2,355,940
Operating lease liability	223,357	254,328
Other liabilities	83,333	83,333
Total liabilities	1,057,058	2,693,601

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2021 and September 30, 2020; no shares issued or outstanding as of March 31, 2021 and September 30, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2021 and September 30, 2020; 11,910,317 and 7,393,637 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively.	35,730	22,181
Additional paid–in capital	46,056,710	32,923,022
Accumulated deficit	(35,232,427)	(30,879,031)
Total stockholders’ equity	10,860,013	2,066,172
Total liabilities and stockholders’ equity	$11,917,071	$4,759,773

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Product Revenue	$18,240	$—	$89,714	$—
Cost of product revenue	39,363	—	148,494	—
Product gross profit (loss)	(21,123)	—	(58,780)	—

Collaborations revenue	20,113	—	42,387	—

Operating expenses:
General and administrative	1,313,252	1,035,256	2,507,112	2,347,422
Research and development	1,081,429	342,102	2,015,587	843,921
Total operating expenses	2,394,681	1,377,358	4,522,699	3,191,343
Loss from operations	(2,395,691)	(1,377,358)	(4,539,092)	(3,191,343)
Interest expense	—	—	(3,053)	(2,697,507)
Net valuation change of instruments measured at fair value	—	31,716	1,974	(93,858)
Other income	1,775	—	186,775	—
Loss before income taxes	(2,393,916)	(1,345,642)	(4,353,396)	(5,982,708)
Provision for income taxes	—	—	—	—
Net loss	$(2,393,916)	$(1,345,642)	$(4,353,396)	$(5,982,708)

Net loss per share:
Basic and diluted	$(0.21)	$(0.29)	$(0.46)	$(1.30)
Number of shares used in per share calculations:
Basic and diluted	11,238,084	4,634,842	9,419,599	4,593,534

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2019	4,497,930	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	47,223	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	30,002	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	3,501	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	4,578,656	13,737	17,249,868	(21,875,937)	(4,612,332)

Conversion of convertible notes into common stock	20,283	61	239,461	—	239,522
Exercise of stock options	14,175	42	1,446	—	1,488
Stock-based compensation	—	—	88,806	—	88,806
Issuance of common stock for consulting services	20,334	61	153,520	—	153,581
Issuance of common stock upon vesting of restricted stock units	40,727	122	289,272	—	289,394
Net loss	—	—	—	(1,345,642)	(1,345,642)
Balance at March 31, 2020	4,674,175	$14,023	$18,022,373	$(23,221,579)	$(5,185,183)

Balance at September 30, 2020	7,393,637	$22,181	$32,923,022	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	292,754	878	1,004,354	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	10,450	31	(31)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	7,696,841	23,090	34,223,574	(32,838,511)	1,408,153

Issuance of common stock in connection with private placement	4,166,682	12,500	8,816,736	—	8,829,236
Issuance of warrants stock in connection with private placement	—	—	3,670,764	—	3,670,764
Issuance costs in connection with private placement	—	—	(1,198,080)	—	(1,198,080)
Stock-based compensation	—	—	326,359	—	326,359
Exercise of warrants	39,905	120	212,379	—	212,499
Exercise of stock options	758	2	4,996	—	4,998
Issuance of common stock upon vesting of restricted stock units	6,131	18	(18)	—	—
Net loss	—	—	—	(2,393,916)	(2,393,916)
Balance at March 31, 2021	11,910,317	$35,730	$46,056,710	$(35,232,427)	$10,860,013

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2021	2020
Operating activities
Net loss	$(4,353,396)	$(5,982,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	38,030	20,965
Stock-based compensation	572,188	1,119,458
Non-cash interest on convertible notes	—	1,831,940
Issuance costs attributed to financing activities	3,053	865,567
Revaluation of convertible notes	(1,974)	93,858
Non-cash lease expense	26,802	4,038
Change in assets and liabilities:
Prepaid and other assets	37,585	(40,303)
Accounts payable	(444,197)	(34,189)
Accrued expenses, deferred revenue, operating lease and other liabilities	(162,193)	(353,704)
Net cash used in operating activities	(4,284,102)	(2,475,078)
Investing activities
Purchase of fixed assets	(2,059)	(40,224)
Net cash used in investing activities	(2,059)	(40,224)
Financing activities
Proceeds from issuance of convertible promissory notes	—	3,234,800
Issuance costs related to convertible notes	(3,053)	(417,176)
Proceeds from issuance of common stock in connection with private placements	8,829,236	255,000
Proceeds from issuance of warrants in connection with private placement	3,670,764	—
Exercise of warrants	212,499	—
Exercise of stock options	4,998	1,488
Issuance costs related to private placements	(1,190,495)	(72,315)
Net cash provided by financing activities	11,523,949	3,001,797
Net increase in cash	7,237,788	486,495
Cash at beginning of period	4,036,397	260,749
Cash at end of period	$11,274,185	$747,244

Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$1,005,232	$239,522
Unpaid issuance costs and non-cash adjustments attributed to convertible notes and private placement	$57,985	$28,756
Broker warrants issued in connection with convertible notes	$—	$419,635
Purchased fixed assets in accounts payable and accrued expenses	$19,869	$2,500
Operating lease right of use asset obtained in exchange for operating lease	$—	$335,119

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

To date, the Company has had limited commercial sales. The Company is currently raising capital to fund the development of its proprietary technology. The Company received 510(k) clearance from the FDA to market the initial cEEG product and submitted an application for 510(k) clearance for a second product in May 2021.

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, and research and development operations. Additionally, the development of the Company’s technology was delayed in fiscal year 2020 and early 2021 due to interruption in global manufacturing and shipping due to the COVID-19 pandemic. For example, one of our key manufacturing partners and one of the Company’s suppliers have had staffing issues due to COVID-19, leading to delays in the Company’s development builds and delays in shipping product. Additionally, the Company’s own staff has been impacted by infections and mandatory quarantines. The Company’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company and in connection with the enactment of the CARES Act, the Company applied for and received loan funding of $83,333 under the Paycheck Protection Program (“PPP”). The Company may be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and it cannot provide any assurance that it will be eligible for loan forgiveness, or that any amount of the PPP loan will ultimately be forgiven.

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

The COVID-19 pandemic may also impact the Company’s ability to secure additional financing, or its ability to up-list from our current OTC Market (“OTCQB”). Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the remainder of fiscal year 2021 and beyond.

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

Notes to Condensed Financial Statements

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

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period financial statement presentation. The change in accounts payable and accrued expenses reported in the statements of cash flows during the comparable prior year period was reclassified into two separate line item categories and the non-cash portion of the lease liability line item was reclassified to the change in accrued expenses, deferred revenue, operating lease and other liabilities line item.

Reverse Stock Split

On March 11, 2021, the Company’s Board of Directors (the “Board”) approved a one-for-three reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”).

All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. The authorized shares and par value of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

NOTE 2 – Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and has an accumulated deficit of $35.2 million as of March 31, 2021. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. Management believes that the Company, as a result of the cash flows received from the 2021 Private Placement, has adequate liquidity to fund its operations without raising additional funds for at least twelve months from the date of issuance of these financial statements. Management believes additional capital will be required for the Company to reach a point of break-even cash flows. The Company’s future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with its plans to raise capital or issue debt financing may provide additional liquidity in the future, however these actions are not solely within the control of the Company and we are unable to predict the ultimate outcome of these actions to generate the liquidity ultimately required.

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, primarily in connection with the convertible promissory notes while outstanding, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturer in connection with NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Account Standards Codification (“ASC”) Topic 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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

Notes to Condensed Financial Statements

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

As of March 31, 2021 and September 30, 2020, the fair values of cash, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2021 and 2020.

The fair value of financial instruments measured on a recurring basis is as follows:

As of March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	As of September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible Notes	$1,007,206	$—	$—	$1,007,206
Total liabilities at fair value	$1,007,206	$—	$—	$1,007,206

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the six months ended March 31 as follows:

2021
Convertible notes
Balance as of beginning of period – September 30, 2020	$1,007,206
Change in fair value including accrued interest	(1,974)
Conversion of convertible promissory notes to common stock	(1,005,232)
Balance as of end of period – March 31, 2021	$—

2020
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	5,066,740
Conversion of convertible promissory notes to common stock	(239,522)
Change in fair value including accrued interest	93,858
Balance as of end of period –March 31, 2020	$4,921,076

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of cEEG strip/grid and electrode cable assembly finished good product. The Strip/Grid Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory notes utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six months ended March 31, 2021 and 2020.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2021 and 2020:

	2021	2020
Warrants	7,514,949	2,796,686
Stock options	1,103,609	451,848
Restricted stock units	10,326	19,698
Convertible notes	—	549,442

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company has agreed to pay WARF a royalty equal to a single-digit percentage of its product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was paid by the Company as of March 31, 2021 and was reflected as a component of cost of product revenue for the six month period ended March 31, 2021. In addition, $25,000 of the minimum annual royalty payment for calendar year 2021 was accrued for as of March 31, 2021 and was reflected as a component of cost of product revenue for the three month and six month periods ended March 31, 2021. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. As of March 31, 2021, $2,691 in royalty fees were incurred given the commencement of commercial sales during the first six months of 2021 and were reflected as a component of cost of product revenue during the period.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Trial has been set for December 2021, but this may be delayed or impacted by the COVID-19 pandemic. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT. The outcome of any claim against the Company by PMT was not estimable as of the issuance of these financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Facility Leases

Headquarters Lease

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

During the three and six months ended March 31, 2021, rent expense associated with the facility leases amounted to $31,800 and $61,261, respectively. During the three and six months ended March 31, 2020, rent expense associated with the facility leases amounted to $25,862 and $47,866, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the six months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$38,462	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

	As of March 31, 2021	As of September 30, 2020
Right-of-use assets	$255,409	$282,211
Lease liability	$284,235	$312,176
Weighted average remaining lease term (years)	4.0	4.5
Weighted average discount rate	7.0%	7.0%

Maturity of the lease liability was as follows:

As of March 31, 2021
2021 (period from April 1, 2021 to September 30, 2021)	$39,423
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	327,409
Less imputed interest	(43,174)
Total	284,235
Short-term portion	(60,878)
Long-term portion	$223,357

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

San Jose Lease:

On December 30, 2020, the Company entered into a non-cancellable lease agreement for short term office space in San Jose, California (the “San Jose Lease”) for a three month initial term. After March 31, 2021, the San Jose Lease is cancellable upon a 30-day notice to the landlord. The Company took possession of the office space on January 1, 2021. The base rent under the San Jose Lease is $504 per month.

NOTE 5 – Intangibles and Property and Equipment

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2020	12-13 years	$156,523
Less: amortization		(11,158)
Net Intangibles, March 31, 2021		$145,365

Amortization expense was $5,579 and $11,158 for the three and six months ended March 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2021	As of September 30, 2020
Equipment and furniture	$217,684	$195,756
Software	1,895	1,895
Total property and equipment	219,579	197,651
Less accumulated depreciation	(58,492)	(31,620)
Property and equipment, net	$161,087	$166,031

Depreciation expense was $13,715 and $26,872 for the three months and six months ended March 31, 2021, respectively, $5,488 and $9,807 during the three and six months ended March 31, 2020, respectively.

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2021 and September 30, 2020:

	As of March 31, 2021	As of September 30, 2020
Accrued payroll	$104,135	$238,212
Operating lease liability, short term	60,878	57,848
Royalty Payments	25,547	—
Accrued issuance costs	—	50,400
Other	182,968	166,302
Total	$373,528	$512,762

The “other” category is primarily comprised of board fees.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts may be forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. As discussed in Note 1, there can be no assurance that this PPP loan will be forgiven. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of $83,333 under the PPP and was recorded as a long-term liability. Interest in connection with the PPP was nominal during the three and six months ended March 31, 2021.

NOTE 7 – Zimmer Development Agreement

On July 20, 2020, the Company entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute the Strip/Grid Products and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, the Company granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Notwithstanding any other provision of the Development Agreement, if the Product Availability Date for the SEEG Products has not occurred on or before June 30, 2022, Zimmer shall have the right to terminate the SEEG Distribution License by delivering written notice to the Company to that effect and, upon delivery of such notice, Zimmer shall be relieved of all of its obligations hereunder with respect to SEEG Products, including any obligation to pay the SEEG Exclusivity Maintenance Fee or to purchase, market, distribute or sell any SEEG Products. The Initial Exclusivity Fee and the SEEG Exclusivity Maintenance Fee (including any Interim Fee Bonus(es)), once paid, are non-refundable.

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

At inception of the Zimmer Development Agreement through March 31, 2021, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of $20,113 and $42,387 for the three month and six month periods ended March 31, 2021 related to the development of the Products completed during the period in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows as of March 31, 2021:

2020
Deferred Revenue
Balance as of beginning of period – September 30, 2020	$73,434
Revenue recognized	(42,387)
Balance as of end of period – March 31, 2021	$31,047

The remaining performance obligations reflected in deferred revenue as of March 31, 2021 are expected to be completed in the latter half of fiscal year 2021.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Product Revenue

In December 2020, the Company commenced commercial sales of its Strip/Grid Products and Electrode Cable Assembly Products in connection with the Development Agreement. Product revenue recognized during the three and six month periods ended March 31, 2021 was $18,240 and $89,714, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $113,140 and $142,147 for the three and six month periods ended March 31, 2021, respectively. Advertising expense during the prior year period was negligible.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of March 31, 2021	As of September 30, 2020
Paulson convertible notes, principal	$—	$546,000
Accrued interest	—	63,458
Fair value adjustments	—	397,748
	$—	$1,007,206

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

iii.	Revise the Registration Date – The Second 2019 Paulson Notes Amendment provided that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber converted all or a majority of the Outstanding Balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing of a 2019 Qualified Financing; and (3) the maturity date, the Company will enter into a registration rights agreement with the applicable subscriber containing customary and usual terms pursuant to which the Company shall agree to prepare and file with the SEC a registration statement on or prior to the 90th calendar day following the registration date, covering the resale of any common stock received on conversion of such 2019 Paulson Notes, and shares of common stock underlying the Warrants.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the six month period ended March 31, 2021, and $100,269 and $154,144 during the three and six month periods ended March 31, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The subscriber, prior to the Second 2019 Paulson Notes Amendment, had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price of the common stock prior to conversion. In addition, both before and after the Second 2019 Paulson Note Amendment, if the Company raised more than $3,000,000 in an equity financing (the “Qualified Financing”) before the Maturity Date, each subscriber had the option to convert the Outstanding Balance into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing or (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction had occurred prior to a Qualified Financing or the Maturity Date, the 2019 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations during the six months ended March 31, 2020. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the six months ended March 31, 2021, and amounted to a benefit of $(31,716) and an expense of $93,858 during the three and six month periods ended March 31, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

Each 2019 Paulson Warrant granted the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2019 Paulson Notes divided by 5.61, with an exercise price per share equal to $5.61. As of the final closing on December 3, 2019, the Company issued 2019 Paulson Warrants exercisable for 288,305 shares of common stock in connection with all closings of the 2019 Paulson Private Placement. The 2019 Paulson Warrants are immediately exercisable and expire on November 1, 2022. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. The 2019 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2019 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2019 Paulson Warrants in the condensed financial statements.

Issuance costs during the six month period ended March 31, 2021 in connection with the 2019 Paulson Private Placement were $3,053 and related to legal costs. Issuance costs incurred during the six months ended March 31, 2020 were $865,567. During the first quarter of 2020, Paulson Investment Company (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes which amounted to $388,176, and 10-year warrants to purchase an amount of common stock equal to 86,492 shares of common stock at an exercise price equal to $5.61 per share (the “Broker Warrants”) at a fair value $419,635. Lastly, issuance costs during the first quarter of fiscal year 2020 included legal and third party fees in the amount of $57,756. The issuance costs during both periods were recorded as a component of interest in the accompanying statements of operations.

During the first quarter of fiscal year 2021, the remaining holders of the 2019 Paulson Notes elected to convert the remaining outstanding principal and accrued and unpaid interest in the amount of $615,159 into 292,754 shares of common stock.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 9 – Stock-Based Compensation

During the three and six month periods ended March 31, 2021 and 2020, stock-based expense related to stock-based awards was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
General and administrative	$253,586	$495,690	$435,379	$1,059,458
Research and development	72,773	36,091	136,809	60,000
Total share-based compensation	$326,359	$531,781	$572,188	$1,119,458

Stock Options

During the three month periods ended March 31, 2021 and 2020, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 580,002 and 6,667 stock options, respectively, to its employees, consultants and scientific advisory board members. During the six month periods ended March 31, 2021 and 2020, the Company granted 621,671 and 273,336, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended March 31, 2021 and 2020 was $3.02 and $3.45 per share, respectively. The grant date fair value of the grants issued during the six month periods ended March 31, 2021 and 2020 was $2.92 and $3.18 per share, respectively.

The total expense for the three months ended March 31, 2021 and 2020 related to stock options was $217,466 and $88,806, respectively. The total expense for the six months ended March 31, 2021 and 2020 related to stock options was $317,612 and $526,888, respectively. The total number of stock options outstanding as of March 31, 2021 and September 30, 2020 was 1,103,609 and 492,842, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six month period ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Expected stock price volatility	56.0%	54.3%	55.9%	52.8%
Expected life of options (years)	6.1	5.4	6.0	5.7
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	0.6%	1.4%	0.6	1.7%

During the three month periods ended March 31, 2021 and 2020, 34,752 and 15,622 stock options vested, respectively and 10,146 and 86,771 stock options were forfeited during these periods, respectively. During the six month periods ended March 31, 2021 and 2020, 106,527 and 140,898 stock options vested, respectively and 10,146 and 89,270 stock options were forfeited during these periods, respectively.

Restricted Stock Units

During the three and six months ended March 31, 2020, 55,952 restricted stock units (“RSUs”) were granted. No RSUs were granted during the three and six month period ended March 31, 2021. During the three months ended March 31, 2021 and 2020, 7,992 and 40,925 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the six months ended March 31, 2021 and 2020, 16,376 and 44,427 RSUs vested, respectively, and zero and 2,335 RSUs were forfeited during these periods. The total expense for the three months ended March 31, 2021 and 2020 related to these RSUs was $40,493 and $289,394, respectively. The total expense for the six months ended March 31, 2021 and 2020 related to these RSUs was $83,576 and $314,395, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Other Stock-Based Awards

In August 2020, an additional consulting agreement was executed whereby 40,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vests over a six-month period. As of March 31, 2020, 40,000 shares were vested under this agreement of which 13,334 and 33,334 shares vested during the three and six months ended March 31, 2021, respectively. Compensation expense related to the stock award granted under this consulting agreement amounted to $68,400 and $171,000 for the three and six months ended March 31, 2021, respectively, and was included in the total stock-based expense.

In October 2019, two consulting agreements were executed whereby up to 38,334 shares of common stock were issuable of which 30,000 shares of common stock were issued and vested as of March 31, 2020 under these agreements. In addition, an additional consulting agreement was executed in February 2020 whereby up to 30,000 shares of common stock were issuable of which 12,000 shares of common stock were issued and vested as of March 31, 2020. Vesting for these awards was based on a time-based vesting condition that ranged over a three to nine month period commencing upon the execution of the consulting agreements. Compensation expense related to the stock awards granted under these consulting agreements amounted to $153,581 and $278,175 during the three and six months ended March 31, 2020, respectively, and was included in the total stock-based expense. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $6.00 to $7.95 per share.

General

2017 Plan Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2021, 484,623 shares were added to the 2017 Plan as a result of the evergreen provision.

As of March 31, 2021, 486,214 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $2,049,822 as of March 31, 2021. The unrecognized share-based expense is expected to be recognized over a weighted average period of 0.7 years.

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of March 31, 2021, the Company had $11,024,185 of deposits in excess of federally insured amounts.

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 11 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of March 31, 2021 and September 30, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Equity

2021 Private Placement

On January 12, 2021, the Company entered into a Common Stock and Warrant Purchase Agreement with certain accredited investors, pursuant to which the Company, in the 2021 Private Placement, agreed to issue and sell an aggregate of 4,166,682 shares of the common stock of the Company and warrants to purchase an aggregate of 4,166,682 shares of common stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of common stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants are immediately exercisable and will expire on the fifth anniversary of issuance. Prior to expiration, subject to the terms and conditions set forth in the 2021 Warrants, the holders of such 2021 Warrants may exercise the 2021 Warrants for shares of common stock by providing notice to the Company and paying the exercise price per share for each share so exercised or by utilizing the “cashless exercise” feature contained in each 2021 Warrant. The fair value of the 2021 Warrants was $7.3 million and was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.5%; expected volatility of 56.0%; expected life of 5 years; expected dividend yield of 0%; and the underlying traded stock price. $3.7 million of the total proceeds was allocated to the 2021 Warrants based on the relative fair value allocation method, which has been reflected in stockholders’ equity. The 2021 Warrants were classified in stockholders’ equity as the number of shares were fixed and determinable, and no other provisions precluded equity treatment. The private placement closed on January 14, 2021.

2019 Common Stock Offering

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, has issued and sold 47,223 shares of the Company’s common stock to the accredited investors at a price of $5.40 per share, for gross proceeds amounting to $255,000. The Company filed a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement on August 11, 2020.

Warrant Activity and Summary

The following table summarizes warrant activity during the six month period ended March 31, 2021:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2020	3,390,320	$5.40 - 9.00	$7.05	2.89
Issued	4,166,682	$5.25	$5.25	—
Exercised	(42,053)	$5.61-8.25	$5.71	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at March 31, 2021	7,514,949	$5.25-9.00	$6.06	3.73

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities. Our Evo cortical technology (“cEEG”) has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days for which we have begun to generate revenue beginning in the first quarter of fiscal 2021 from the sale of products based on our Evo cortical technology. Our other products are still under development.

We have incurred losses since inception. As of March 31, 2021, we had an accumulated deficit of $35.2 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales.

Our main source of cash to date, outside of collaborations and product revenues, has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At March 31, 2021, we had $11.3 million in cash deposits. Our existing cash and cash equivalents should be sufficient to fund our operating expenses through at least twelve months from the date of this filing. We will, however, need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources such as additional product revenue and milestone payments from our current collaboration with Zimmer. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

NeuroOne Medical Technologies Corporation

Form 10-Q

Recent Developments

Reverse Stock Split

Effective after the close of business on March 31, 2021, the Company completed a 1-for-3 reverse stock split of its common stock. All share and per share amounts in this Quarterly Report have been reflected on a post-split basis.

2021 Private Placement

On January 12, 2021, we entered into a Common Stock and Warrant Purchase Agreement (the “2021 Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 4,166,682 shares (the “Shares”) of the common stock of the Company, and warrants to purchase an aggregate of 4,166,682 shares of common stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of common stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. See “—Liquidity and Capital Resources—Historical Capital Resources” section below for additional information with regard to the 2021 Private Placement.

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

The COVID-19 pandemic may also impact our ability to secure additional financing or our ability to up-list from our current OTC Market (“OTCQB”). Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in for the remainder of fiscal year 2021 and beyond.

Financial Overview

Product Revenue

Our product revenue during the six months ended March 31, 2021 was derived from the sale of strip/grid and electrode cable assembly products based on Evo cortical technology. For the foreseeable future, we anticipate that we will generate additional revenue from the sale of products based on Evo cortical technology.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the results of operations for the three-months ended March 31, 2021 and 2020, respectively.

	For the three months ended March 31, (unaudited)
	2021	2020	Period to Period Change
Product revenue	$18,240	$—	$18,240
Cost of product revenue	39,363	—	39,363
Product gross profit (loss)	(21,123)	—	(21,123)

Collaborations revenue	20,113	—	20,113

Operating expenses:
Selling, general and administrative	1,313,252	1,035,256	277,996
Research and development	1,081,429	342,102	739,327
Total operating expenses	2,394,681	1,377,358	1,017,323
Loss from operations	(2,395,691)	(1,377,358)	(1,018,333)
Net valuation change of instruments measured at fair value	—	31,716	(31,716)
Other income	1,775	—	1,775
Loss before income taxes	(2,393,916)	(1,345,642)	(1,048,274)
Provision for income taxes	—	—	—
Net loss	$(2,393,916)	$(1,345,642)	$(1,048,274)

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $18,000 and $(21,000), respectively, during the three months ended March 31, 2021. The product revenue during the second quarter related to the sale of our Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements. There was no product revenue or product gross profit (loss) recognized during the comparable prior year period.

Collaborations Revenue

Collaborations revenue was $20,000 for the three months ended March 31, 2021. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the second quarter of fiscal year 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the comparable prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.3 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The $0.3 million increase was primarily due to a net increase in sales and marketing expenses of $0.3 million. Additionally, stock-based compensation decreased by $0.2 million in the current quarter when compared to the prior year period, but was offset by an increase in other operating expenses of $0.2 million on a net basis when compared to the second quarter of fiscal year 2020.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses were $1.1 million for the three months ended March 31, 2021, compared to $0.3 million during for the three months ended March 31, 2020. The $0.7 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the three months ended March 31, 2021 and 2020 was a zero and a benefit of $32,000, respectively. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding.

Other Income

Other income during the three months ended March 31, 2021 consisted of proceeds from the sale of certain supplies in the amount of $2,000. We did not have other income during the comparable prior year period.

Comparison of the Six Months Ended March 31, 2021 and 2020

The following table sets forth the results of operations for the six months ended March 31, 2021 and 2020, respectively.

	For the six months ended March 31, (unaudited)
	2021	2020	Period to Period Change
Product revenue	$89,714	$—	$89,714
Cost of product revenue	148,494	—	148,494
Product gross profit (loss)	(58,780)	—	(58,780)

Collaborations revenue	42,387	—	42,387

Operating expenses:
Selling, general and administrative	2,507,112	2,347,422	159,690
Research and development	2,015,587	843,921	1,171,666
Total operating expenses	4,522,699	3,191,343	1,331,356
Loss from operations	(4,539,092)	(3,191,343)	(1,347,749)
Interest expense	(3,053)	(2,697,507)	2,694,454
Net valuation change of instruments measured at fair value	1,974	(93,858)	95,832
Other income	186,775	—	186,775
Loss before income taxes	(4,353,396)	(5,982,708)	1,629,312
Provision for income taxes	—	—	—
Net loss	$(4,353,396)	$(5,982,708)	$1,629,312

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $90,000 and $(59,000) during the six months ended March 31, 2021, respectively. The product revenue consisted of Strip/Grid Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred, including the initial minimum royalty fee to WARF of $50,000 for calendar year 2020, in connection with our license agreements. There was no product revenue or product gross profit (loss) recognized during the comparable prior year period.

Collaborations Revenue

Collaborations revenue was $42,000 for the six months ended March 31, 2021. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the six months ended March 31, 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the comparable prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.5 million for the six months ended March 31, 2021, compared to $2.3 million for the six months ended March 31, 2020. The $0.2 million increase was primarily due to an increase in sales and marketing expenses of $0.4 million and other operating expenses and fees of $0.3 million, offset in part by a decrease in stock-based compensation of $0.6 million.

Research and development expenses

Research and development expenses were $2.0 million for the six months ended March 31, 2021, compared to $0.8 million during for the six months ended March 31, 2020. The $1.2 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

Interest expense

Interest expense for the six months ended March 31, 2021 was $3,000 and consisted of issuance costs in connection with our 2019 Paulson Notes described further below.

Interest expense for the six months ended March 31, 2020 was $2.7 million and consisted of non-cash interest expense in connection with our 2019 Paulson Notes described further below. Interest expense was comprised of issuance costs of $0.9 million and day-one interest at issuance of $1.8 million representing the amount by which fair value exceeded note proceeds.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the six months ended March 31, 2021 and 2020 was a benefit of $2,000 and an expense of $0.1 million, respectively. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding.

Other Income

Other income during the six months ended March 31, 2021 consisted principally of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million. We did not have other income during the comparable prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Liquidity and Capital Resources

Historical Capital Resources

As of March 31, 2021, our principal source of liquidity consisted of cash deposits of $11.3 million. We have just begun to generate revenue from commercial sales during the first quarter of fiscal year 2021, and we anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses.

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

2021 Private Placement

On January 12, 2021, we entered into the “2021 Purchase Agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 4,166,682 shares (the “Shares”) of the common stock of the Company, and warrants to purchase an aggregate of 4,166,682 shares of common stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of common stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants became immediately exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. Prior to expiration, subject to the terms and conditions set forth in the 2021 Warrants, the holders of such 2021 Warrants may exercise the 2021 Warrants for shares of common stock by providing notice to the Company and paying the exercise price per share for each share so exercised or by utilizing the “cashless exercise” feature contained in each 2021 Warrant. The 2021 Private Placement closed on January 14, 2021.

In connection with the 2021 Private Placement, the Company agreed to file a registration statement with the SEC covering the resale of the Shares, the 2021 Warrants and the shares of common stock issuable upon exercise of the 2021 Warrants. The Company has agreed to file such registration statement within 30 days of the execution of the 2021 Purchase Agreement on January 12, 2021 and filed such registration statement on February 10, 2021.

Common Stock Offerings

On July 24, 2020, we entered into a Securities Purchase Agreement (“2020 Purchase Agreement”) with an accredited investor pursuant to which we, in a private placement, issued and sold 25,000 shares of the Company’s common stock for gross proceeds in the amount of $135,000. Under the 2020 Purchase Agreement, we agreed to use the net proceeds from the private placement for funding operations or working capital and general corporate purposes. We granted the investor indemnification rights with respect to representations, warranties and agreements under the 2020 Purchase Agreement.

On October 23, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company, in a private placement, issued and sold 47,223 shares of the Company’s common stock to the accredited investors at a price of $5.40 per share, for gross proceeds amounting to $0.3 million before deducting offering expenses. The Company filed a registration statement with the SEC covering the resale of the shares of common stock sold in the private placement on August 11, 2020.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Between April 30, 2020 and June 30, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $5.1 million to the Subscribers. The final closing under the 2020 Paulson Private Placement occurred on June 30, 2020. In July 2020, all remaining 2020 Paulson Notes outstanding were automatically converted into common stock following the announcement of a Strategic Transaction (as defined in the 2020 Paulson Notes) with Zimmer, Inc. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the 2020 Paulson Convertible Notes.

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

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued 2019 Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount. The private placement terminated on December 3, 2019. Between April 24, 2020 and December 15, 2020, all of the holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of $3,453,883 into shares of common stock. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the 2019 Paulson Convertible Notes.

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

Financings Prior to Fiscal Year 2020

Our sources of cash prior to fiscal year 2020 were generated from the following financing arrangements:

2019 Unit Private Placement

From December 28, 2018 through July 1, 2019, the Company entered into Subscription Agreements (each, a “2019 Purchase Agreement”) with certain accredited investors (the “New Purchasers”), pursuant to which the Company, in a new private placement (the “2019 Unit Private Placement”), agreed to issue and sell Units (the “2019 Units”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock for total gross proceeds to the Company of $5,845,448 before deducting offering expenses. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the 2019 Unit Private Placement.

2018 Private Placement

From July 9, 2018 through November 30, 2018 (the final closing), the Company entered into subscription agreements (each, a “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2018 Private Placement”), agreed to issue and sell to the Purchasers units (each, a “2018 Unit”), each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock for total gross proceeds to the Company of $1,538,000 before deducting offering expenses. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the 2018 Private Placement.

NeuroOne Medical Technologies Corporation

Form 10-Q

Series 3 Notes and Warrants (2017 Convertible Notes)

From October 2017 to May 2018, the Company issued convertible notes (the “Series 3 Notes” or “2017 Convertible Notes”) in an aggregate principal amount of $1.5 million that bear interest at a fixed rate of 8% per annum and warrants to purchase shares of the Company’s capital stock (the “Series 3 Warrants”). On February 28, 2019, the outstanding principal and interest on the Series 3 Notes converted into shares of common stock and common stock purchase warrants. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the Series 3 Notes and Warrants (2017 Convertible Notes).

Series 2 Notes and Warrants

In August 2017, the Company entered into a subscription agreement in an aggregate principal amount of $253,000 to certain accredited investors (the “Series 2 Notes”). On July 2, 2018, the Series 2 Notes were converted into shares of common stock and warrants. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the Series 2 Notes and warrants.

Series 1 Notes and Warrants

From November 2016 to June 2017, the Company issued convertible promissory notes in an aggregate principal amount of $1.6 million and warrants to purchase shares of the Company’s capital stock (the “Series 1 Notes”). The Series 1 Notes were converted into shares of common stock and warrants. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2020 for additional information related to the Series 1 Notes and warrants.

Unsecured Loans

From March 2018 to December 2018, the Company received gross proceeds from unsecured loans in the amount of $528,000. The unsecured loans were repaid in full as of June 30, 2019.

Funding Requirements and Outlook

At March 31, 2021, we had $11.3 million in cash deposits. Our existing cash and cash should be sufficient to fund our operating expenses through at least twelve months from the date of this filing. Prior to the close of the 2021 Private Placement, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended September 30, 2020 and 2019, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have adequate liquidity to fund our operating expenses. While our future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, these actions are not solely within our control. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

We have agreements with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) that require us to make certain milestone and royalty payments.

On January 22, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014 (the “Original WARF License”). Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was paid in January 2021. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

NeuroOne Medical Technologies Corporation

Form 10-Q

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further was due until we started selling our products. As of March 31, 2020, $2,691 in royalty payments were earned by Mayo given the commencement of commercial sales in fiscal year 2021.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the six Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(4,284,102)	$(2,475,078)
Net cash used by investing activities	(2,059)	(40,224)
Net cash provided by financing activities	11,523,949	3,001,797
Net increase in cash	$7,237,788	$486,495

Net cash used in operating activities

Net cash used in operating activities was $4.3 million for the six months ended March 31, 2021, which consisted of a net loss of $4.4 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and operating lease expense, totaling approximately $0.6 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.5 million. The change in operating assets and liabilities was primarily attributable to a net decrease in accounts payable and accrued expenses attributed to the timing of payments.

Net cash used in operating activities was $2.5 million for the six months ended March 31, 2020, which consisted of a net loss of $6.0 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes, totaling approximately $3.9 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.4 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses and to an increase in our prepaid expenses.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used by investing activities

Net cash used by investing activities was $2,000 and $40,000 during the six months ended March 31, 2021 and 2020, respectively, and consisted of outlays for furniture and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $11.5 million for the six months ended March 31, 2021, which consisted primarily of net proceeds received from the 2021 Private Placement in the amount of $11.3 million. There were also exercises of stock options and warrants during the six months ended March 31, 2021 resulting in additional cash proceeds of $0.2 million.

Net cash provided by financing activities was $3.0 million for the six months ended March 31, 2020, which consisted primarily of net proceeds received upon the issuance of the 2019 Paulson Notes and common stock offering totaling $3.0 million in the aggregate and proceeds from the exercise of stock options in the amount of $1,000.

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

During the six months ended March 31, 2021, we commenced commercial sales of the Strip/Grid Products and Electrode Cable Assembly Products. As a result, we added the following critical accounting policies below:

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Recent Accounting Pronouncements

Refer to Note 3 — “Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies,” of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuance of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

10.1+	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2021).

10.2	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.3*	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the Securities and Exchange Commission. A list of the omitted schedules and exhibits to this agreement is as follows: Exhibit A: Schedule of Purchasers; Exhibit B: Form of Warrant; Exhibit C: Selling Stockholder Questionnaire; and Exhibit D: Form of Lock-Up.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2021

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)