Form 10-Q
period 2021-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2021-08-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NMTC	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock as of August 12, 2021 was 12,000,585.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of June 30, 2021	As of September 30, 2020
	(unaudited)
Assets
Current assets:
Cash	$8,990,741	$4,036,397
Accounts receivable	40,096	—
Inventory	52,182	—
Prepaid and other assets	188,409	118,611
Total current assets	9,271,428	4,155,008
Intangible assets, net	139,786	156,523
Right-of-use asset	241,156	282,211
Property and equipment, net	156,353	166,031
Total assets	$9,808,723	$4,759,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296,410	$762,538
Accrued expenses	436,846	512,762
Convertible promissory notes (Note 8)	—	1,007,206
Deferred revenue	13,596	73,434
Total current liabilities	746,852	2,355,940
Operating lease liability	206,966	254,328
Other liabilities	—	83,333
Total liabilities	953,818	2,693,601

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2021 and September 30, 2020; no shares issued or outstanding as of June 30, 2021 and September 30, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2021 and September 30, 2020; 11,981,380 and 7,393,637 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively.	35,801	22,181
Additional paid–in capital	47,003,140	32,923,022
Accumulated deficit	(38,184,036)	(30,879,031)
Total stockholders’ equity	8,854,905	2,066,172
Total liabilities and stockholders’ equity	$9,808,723	$4,759,773

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenue	$40,096	$—	$129,810	$—
Cost of product revenue	61,935	—	210,429	—
Product gross loss	(21,839)	—	(80,619)	—

Collaborations revenue	17,451	—	59,838	—

Operating expenses:
General and administrative	2,129,474	1,146,339	4,636,586	3,493,761
Research and development	901,134	447,154	2,916,721	1,291,075
Total operating expenses	3,030,608	1,593,493	7,553,307	4,784,836
Loss from operations	(3,034,996)	(1,593,493)	(7,574,088)	(4,784,836)
Interest expense	—	(4,749,263)	(3,053)	(7,446,770)
Net valuation change of instruments measured at fair value	—	1,269,543	1,974	1,175,685
Loss on note extinguishment	—	(2,017,847)	—	(2,017,847)
Other income	83,387	—	270,162	—
Loss before income taxes	(2,951,609)	(7,091,060)	(7,305,005)	(13,073,768)
Provision for income taxes	—	—	—	—
Net loss	$(2,951,609)	$(7,091,060)	$(7,305,005)	$(13,073,768)

Net loss per share:
Basic and diluted	$(0.25)	$(1.33)	$(0.71)	$(2.70)
Number of shares used in per share calculations:
Basic and diluted	11,959,101	5,346,439	10,269,216	4,843,587

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2019	4,497,930	$13,494	$15,987,799	$(17,238,871)	$(1,237,578)
Issuance of common stock under securities purchase agreement	47,223	142	254,858	—	255,000
Issuance of warrants in connection with convertible notes offering	—	—	419,635	—	419,635
Stock-based compensation	—	—	463,084	—	463,084
Issuance of common stock for consulting services	30,002	90	124,503	—	124,593
Issuance of common stock upon vesting of restricted stock units	3,501	11	(11)	—	—
Net loss	—	—	—	(4,637,066)	(4,637,066)
Balance at December 31, 2019	4,578,656	13,737	17,249,868	(21,875,937)	(4,612,332)

Conversion of convertible notes into common stock	20,283	61	239,461	—	239,522
Exercise of stock options	14,175	42	1,446	—	1,488
Stock-based compensation	—	—	88,806	—	88,806
Issuance of common stock for consulting services	20,334	61	153,520	—	153,581
Issuance of common stock upon vesting of restricted stock units	40,727	122	289,272	—	289,394
Net loss	—	—	—	(1,345,642)	(1,345,642)
Balance at March 31, 2020	4,674,175	14,023	$18,022,373	(23,221,579)	(5,185,183)
Conversion of convertible notes into common stock	1,341,927	4,026	7,845,405	—	7,849,431
Issuance of broker warrants in connection with convertible notes offering	—	—	277,037	—	277,037
Issuance costs in connection with conversion of convertible notes into common stock	—	—	(161,881)	—	(161,881)
Stock-based compensation	—	—	103,998	—	103,998
Issuance of common stock for consulting services	47,362	142	241,008	—	241,150
Issuance of common stock upon vesting of restricted stock units	5,128	15	38,520	—	38,535
Exercise of stock options	11,340	34	1,157	—	1,191
Net loss	—	—	—	(7,091,060)	(7,091,060)
Balance at June 30, 2020	6,079,932	$18,240	$26,367,617	$(30,312,639)	$(3,926,782)

Balance at September 30, 2020	7,393,637	$22,181	$32,923,022	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	292,754	878	1,004,354	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	10,450	31	(31)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	7,696,841	23,090	34,223,574	(32,838,511)	1,408,153

Issuance of common stock in connection with private placement	4,166,682	12,500	8,816,736	—	8,829,236
Issuance of warrants stock in connection with private placement	—	—	3,670,764	—	3,670,764
Issuance costs in connection with private placement	—	—	(1,198,080)	—	(1,198,080)
Stock-based compensation	—	—	326,359	—	326,359
Exercise of warrants	39,905	120	212,379	—	212,499
Exercise of stock options	758	2	4,996	—	4,998
Issuance of common stock upon vesting of restricted stock units	6,131	18	(18)	—	—
Net loss	—	—	—	(2,393,916)	(2,393,916)
Balance at March 31, 2021	11,910,317	35,730	46,056,710	(35,232,427)	10,860,013
Stock-based compensation	51,328	51	878,801	—	878,852
Issuance of common stock upon vesting of restricted stock units	7,814	8	(8)	—	—
Exercise of stock options	780	1	5,147	—	5,148
Exercise of stock warrants	11,141	11	62,490	—	62,501
Net loss	—	—	—	(2,951,609)	(2,951,609)
Balance at June 30, 2021	11,981,380	$35,801	$47,003,140	$(38,184,036)	$8,854,905

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended June 30,
	2021	2020
Operating activities
Net loss	$(7,305,005)	$(13,073,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	58,385	33,842
Stock-based compensation	1,451,040	1,503,141
Non-cash interest on convertible notes	—	5,616,858
Issuance costs attributed to financing activities	3,053	1,829,912
Fair value change of convertible notes	(1,974)	(1,175,685)
Loss on note extinguishment	—	2,017,847
Non-cash lease expense	41,056	9,335
Payroll protection program loan forgiveness	(83,333)	—
Change in assets and liabilities:
Accounts receivable	(40,096)	—
Inventory	(52,182)	—
Prepaid and other assets	(45,620)	(39,163)
Accounts payable	(466,128)	(240,991)
Accrued expenses, deferred revenue, operating lease and other liabilities	(132,716)	(179,298)
Net cash used in operating activities	(6,573,520)	(3,697,970)
Investing activities
Purchase of fixed assets	(31,970)	(66,068)
Net cash used in investing activities	(31,970)	(66,068)
Financing activities
Proceeds from issuance of convertible promissory notes	—	8,357,500
Issuance costs related to convertible notes	(3,053)	(1,050,900)
Proceeds from issuance of common stock in connection with private placements	8,829,236	255,000
Proceeds from issuance of warrants in connection with private placement	3,670,764	—
Exercise of warrants	275,000	—
Exercise of stock options	10,146	2,679
Proceeds from paycheck protection program	—	83,333
Issuance costs related to private placements	(1,198,080)	(320,366)
Deferred offering costs	(24,179)	—
Net cash provided by financing activities	11,559,834	7,327,246
Net increase in cash	4,954,344	3,563,208
Cash at beginning of period	4,036,397	260,749
Cash at end of period	$8,990,741	$3,823,957

Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$1,005,232	$8,088,951
Unpaid issuance costs and non-cash adjustments attributed to convertible notes and private placement	$50,400	$82,338
Broker warrants issued in connection with convertible notes	$—	$696,674
Operating lease right of use asset obtained in exchange for operating lease	$—	$335,119

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

The Company’s common stock commenced trading on The Nasdaq Capital Market on May 26, 2021 under the ticker symbol “NMTC.” Previously, the Company’s common stock was traded on the OTC Markets quotation system on the OTCQB.

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. As a result of the COVID-19 pandemic, the Company has experienced, and will likely continue to experience, delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, shipping, and research and development operations. For example, one of our key manufacturing partners and one of the Company’s suppliers have had staffing issues due to COVID-19, leading to delays in the Company’s development builds and delays in shipping product. Additionally, the Company’s own staff has been impacted by infections and mandatory quarantines. The Company’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company and in connection with the enactment of the CARES Act, the Company applied for and received loan funding of $83,333 under the Paycheck Protection Program (“PPP”), which was forgiven by the U.S. Small Business Administration in June 2021.

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

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $38.2 million as of June 30, 2021. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. While the Company’s future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with its plans to raise capital or issue debt financing may provide additional liquidity in the future, these actions are not solely within the control of the Company. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

As of June 30, 2021 and September 30, 2020, the fair values of cash, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2021 and 2020.

The fair value of financial instruments measured on a recurring basis is as follows:

As of June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible notes	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	As of September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible notes	$1,007,206	$—	$—	$1,007,206
Total liabilities at fair value	$1,007,206	$—	$—	$1,007,206

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended June 30 as follows:

2021
Convertible notes
Balance as of beginning of period – September 30, 2020	$1,007,206
Change in fair value including accrued interest	(1,974)
Conversion of convertible promissory notes to common stock	(1,005,232)
Balance as of end of period – June 30, 2021	$—

2020
Convertible notes
Balance as of beginning of period – September 30, 2019	$—
Fair value attributed to convertible promissory notes upon issuance	13,974,358
Fair value attributed to note extinguishment	2,017,847
Conversion of convertible promissory notes to common stock	(8,088,951)
Change in fair value including accrued interest	(1,175,685)
Balance as of end of period –June 30, 2020	$6,727,569

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expense over the expected useful life of the acquired technology.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Notes to Condensed Financial Statements

(unaudited)

Net Loss Per Share

For the Company, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible promissory notes, warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible promissory notes utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended June 30, 2021 and 2020.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2021 and 2020:

	2021	2020
Warrants	7,503,808	3,390,220
Stock options	1,162,838	479,509
Restricted stock units	18,176	36,948
Convertible notes	—	1,465,249

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

Notes to Condensed Financial Statements

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

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company has agreed to pay WARF a royalty equal to a single-digit percentage of its product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was paid by the Company as of June 30, 2021 and was reflected as a component of cost of product revenue for the nine month period ended June 30, 2021. In addition, $50,000 of the minimum annual royalty payment for calendar year 2021 was accrued for as of June 30, 2021 and was reflected as a component of cost of product revenue. The cost of product revenue attributed to the WARF License amounted to $25,000 and $100,000 for the three and nine month periods ended June 30, 2021, respectively. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. As of June 30, 2021, $3,894 in royalty fees were incurred given the commencement of commercial sales and were reflected as a component of cost of product revenue in the amount of $1,203 and $3,894 during the three and nine month periods ended June 30, 2021, respectively.

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

Notes to Condensed Financial Statements

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

On September 12, 2019, the district court heard NeuroOne’s motion for sanctions against PMT. The district court held the sanctions hearing on December 17, 2019 and December 18, 2019 and indicated that a ruling would be made in approximately 90 days.

On April 29, 2020, the district court granted the Company’s motion for sanctions. Additionally, the district court granted the Company’s motion for summary judgment in part with respect to the counts for Christianson’s breach of non-confidentiality agreement, and denied the Company’s motion for summary judgment on all other counts.

On August 24, 2020, defendants moved the Court to amend their counterclaims for abuse of process against PMT to add a claim for punitive damages with respect to its conduct pertaining to the Fredrickson noncompete. On October 12, 2020 the Court awarded NeuroOne $185,000 in Rule 11 sanctions and Fredrickson $145,000 in Rule 11 sanctions with respect to PMT’s misconduct relating to the Fredrickson noncompete. PMT and its former litigation counsel, Barnes &Thornburg, were jointly and severally liable for these awards, which were paid on December 11, 2020 and have been recognized in other income in the condensed statement of operations. The Court granted NeuroOne’s motion to amend to permit its assertion of the right to assert a punitive damages claim against PMT associated with fighting the allegations relating to the Fredrickson noncompete.

On May 27, 2021 PMT moved for summary judgment on defendants’ claims for abuse of process and punitive damages, and on August 5, 2021, the district court granted PMT’s motion to dismiss the abuse of process and punitive damage claims asserted by the defendants.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

During the three and nine months ended June 30, 2021, rent expense associated with the facility leases amounted to $31,485 and $92,746, respectively. During the three and nine months ended June 30, 2020, rent expense associated with the facility leases amounted to $25,861 and $73,727, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the nine months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$58,173	$19,231
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$335,119

Supplemental balance sheet information related to the operating lease was as follows:

	As of June 30, 2021	As of September 30, 2020
Right-of-use assets	$241,156	$282,211
Lease liability	$269,412	$312,176
Weighted average remaining lease term (years)	3.75	4.5
Weighted average discount rate	7.0%	7.0%

Maturity of the lease liability was as follows:

As of June 30, 2021
2021 (period from July 1, 2021 to September 30, 2021)	$19,712
2022	79,832
2023	81,827
2024	83,873
2025	42,454
Total lease payments	307,698
Less imputed interest	(38,286)
Total	269,412
Short-term portion	(62,446)
Long-term portion	$206,966

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 5 – Prepaid and Other Assets, Intangibles and Property and Equipment

Prepaid and Other Assets

Prepaid and other assets consisted of the following at June 30, 2021 and September 30, 2020:

	As of June 30, 2021	As of September 30, 2020
Prepaid expenses	$135,947	$118,010
Deferred offering costs	24,179	—
Other	28,283	601
Total	$188,409	$118,611

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2020	12-13 years	$156,523
Less: amortization		(16,737)
Net Intangibles, June 30, 2021		$139,786

Amortization expense was $5,579 and $16,737 for the three and nine months ended June 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2021	As of September 30, 2020
Equipment and furniture	$227,726	$195,756
Software	1,895	1,895
Total property and equipment	229,621	197,651
Less accumulated depreciation	(73,268)	(31,620)
Property and equipment, net	$156,353	$166,031

Depreciation expense was $14,776 and $41,648 for the three months and nine months ended June 30, 2021, respectively, $7,298 and $17,105 during the three and nine months ended June 30, 2020, respectively.

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at June 30, 2021 and September 30, 2020:

	As of June 30, 2021	As of September 30, 2020
Accrued payroll	$218,249	$238,212
Operating lease liability, short term	62,446	57,848
Royalty payments	50,838	—
Accrued issuance costs	—	50,400
Other	105,313	166,302
Total	$436,846	$512,762

The “other” category is primarily comprised of board fees.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts may be forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of $83,333 under the PPP and was recorded as a long-term liability. The PPP loan was forgiven on June 9, 2021 by the U.S. Small Business Administration and was reflected as other income in the accompanying condensed statements of operations. Interest was nominal during the three and nine months ended June 30, 2021.

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

At inception of the Zimmer Development Agreement through June 30, 2021, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of $17,451 and $59,838 for the three month and nine month periods ended June 30, 2021 related to the development of the Products completed during the period in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows as of June 30, 2021:

Deferred Revenue
Balance as of beginning of period – September 30, 2020	$73,434
Revenue recognized	(59,838)
Balance as of end of period – June 30, 2021	$13,596

The remaining performance obligations reflected in deferred revenue as of June 30, 2021 are expected to be completed in the fourth quarter of fiscal year 2021.

Product Revenue

In December 2020, the Company commenced commercial sales of its Strip/Grid Products and Electrode Cable Assembly Products in connection with the Development Agreement. Product revenue recognized during the three and nine month periods ended June 30, 2021 was $40,096 and $129,810, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $79,261 and $221,408 for the three and nine month periods ended June 30, 2021, respectively. Advertising expense during the prior year period was negligible.

NOTE 8 – Convertible Promissory Notes and Warrant Agreements

	As of June 30, 2021	As of September 30, 2020
Paulson convertible notes, principal	$—	$546,000
Accrued interest	—	63,458
Fair value adjustments	—	397,748
	$—	$1,007,206

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the nine month period ended June 30, 2021, and $41,494 and $195,638 during the three and nine month periods ended June 30, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The subscriber, prior to the Second 2019 Paulson Notes Amendment, had the option to convert the outstanding principal and accrued and unpaid interest of such subscriber’s 2019 Paulson Note (the “Outstanding Balance”) into common stock in an amount equal to the Outstanding Balance divided by the ten day volume weighted average closing price of the common stock prior to conversion. In addition, both before and after the Second 2019 Paulson Note Amendment, if the Company raised more than $3,000,000 in an equity financing (the “Qualified Financing”) before the Maturity Date, each subscriber had the option to convert the Outstanding Balance into the securities issued by the Company in such Qualified Financing in an amount equal to (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the actual per share price of securities issued by the Company in the Qualified Financing or (B) the ten day volume weighted average closing price of the common stock prior to the first closing of a Qualified Financing. If a change of control transaction had occurred prior to a Qualified Financing or the Maturity Date, the 2019 Paulson Notes would have become payable on demand as of the closing date of such transaction. Change of control meant a merger or consolidation with another entity in which the Company’s stockholders did not own more than 50% of the outstanding voting power of the surviving entity or the disposition of all or substantially all of the Company’s assets.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of the 2019 Paulson Notes was significantly higher than the proceeds received as of each of the respective issuance dates given the significant redemption discount associated with the Qualified Financing provision. The excess of fair value over proceeds at issuance amounted to $1,831,940 and was recorded to interest expense in the condensed statements of operations during the nine months ended June 30, 2020. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the nine months ended June 30, 2021, and amounted to a benefit of $(1,344,852) and $(1,250,994) during the three and nine month periods ended June 30, 2020, respectively, and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

Issuance costs during the nine month period ended June 30, 2021 in connection with the 2019 Paulson Private Placement were $3,053 and related to legal costs. Issuance costs incurred during the nine months ended June 30, 2020 were $865,567. During the first quarter of 2020, Paulson Investment Company (“Paulson”) received a cash commission equal to 12% of the gross proceeds from the sale of the 2019 Paulson Notes which amounted to $388,176, and 10-year warrants to purchase an amount of common stock equal to 86,498 shares of common stock at an exercise price equal to $5.61 per share (the “Broker Warrants”) at a fair value $419,635. Lastly, issuance costs included legal and third party fees in the amount of $57,756. The issuance costs were recorded as a component of interest in the accompanying statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

ii.	Revised Optional Conversion Terms – The Second 2019 Paulson Notes Amendment provided that the amount of shares to be received upon the subscriber’s optional conversion of the 2019 Paulson Notes prior to a 2019 Qualified Financing (as defined in the 2019 Paulson Notes) would have equaled: (1) the Outstanding Balance as defined below of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

If the Company had announced a transaction between the Company and any other company (or an affiliate of any such company) that was included in the S&P 500 Health Care Index as published from time to time by S&P Dow Jones Indices LLC that included an investment or upfront payments resulting in gross proceeds to the Company of at least $2,000,000 upon the execution of such transaction or definitive agreement, and provides for terms of collaboration, manufacturing, distribution, licensing or supply of the Company’s products (a “Strategic Transaction”) before the maturity date, without any action on the part of the subscribers, the Outstanding Balance would be converted into that number of shares of common stock equal to: (i) the Outstanding Balance divided by (ii) the lower of 0.6 multiplied by (A) the VWAP of the common stock for the ten (10) trading days immediately preceding the first announcement of the Strategic Transaction or (B) closing price of the common stock on the day preceding the first announcement by the Company of a Strategic Transaction.

At any time, at the sole election of the holder of such 2020 Paulson Note, all or a portion of the Outstanding Balance could have been converted into that number of shares of common stock equal to: (i) the Outstanding Balance elected by the holder to be converted divided by (ii) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion.

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

Each 2020 Paulson Warrant grants the holder the option to purchase the number of shares of common stock equal to (i) 0.5 multiplied by (ii) the principal amount of such subscriber’s 2020 Paulson Notes divided by 5.61, with an exercise price per share equal to $5.61. The 2020 Paulson Warrants are immediately exercisable and expire on April 30, 2023. The exercise price is subject to adjustment in the event of any stock dividends or splits, reverse stock split, recapitalization, reorganization or similar transaction. The Company issued 2020 Paulson Warrants exercisable for 456,564 shares of common stock in connection with all closings of the 2020 Paulson Private Placement through June 30, 2020. The 2020 Paulson warrants were deemed to be a free-standing instrument and were accounted for as equity. Given that the fair value of the 2020 Paulson Notes exceeded the proceeds received at issuance, there was no value attributed to the 2020 Paulson Warrants in the condensed financial statements.

In connection with the 2020 Paulson Private Placement, Paulson received a cash commission equal to 12% of the gross proceeds from the sale of the 2020 Paulson Notes and received 7-year warrants to purchase an amount of common stock equal to 136,971 (“Broker Warrants”). The Broker Warrants have an exercise price equal to $5.61 per share. The issuance costs incurred during the three and nine months ended June 30, 2020 in connection with the 2020 Paulson Private Placement were $962,402. Issuance costs included cash commissions equal to $633,725 and legal and third party fees in the amount of $51,640. In addition, issuance costs included the value of the Broker Warrants in the amount of $277,037. The issuance costs were recorded as a component of interest in the accompanying condensed statements of operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Between May 4, 2020 and June 30, 2020, certain Subscribers elected to convert $1,870,352 of the outstanding principal and interest of such Subscribers’ 2020 Paulson Notes into 678,122 shares of common stock (41,305 shares of common stock were not formally issued until July 2020). In July 2020, the balance of the 2020 Paulson Notes were converted into common stock upon the announcement of the Zimmer Development Agreement that qualified as a Strategic Transaction.

NOTE 9 – Stock-Based Compensation

During the three and nine month periods ended June 30, 2021 and 2020, stock-based expense related to stock-based awards was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$816,033	$291,545	$1,251,412	$1,351,003
Research and development	62,819	92,138	199,628	152,138
Total stock-based compensation	$878,852	$383,683	$1,451,040	$1,503,141

Stock Options

During the three month periods ended June 30, 2021 and 2020, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 81,446 and 48,061 stock options, respectively, to its employees, consultants and scientific advisory board members. During the nine month periods ended June 30, 2021 and 2020, the Company granted 703,117 and 321,397, respectively, to its employees, consultants and scientific advisory board members. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that certain milestones are met. The grant date fair value of the grants issued during the three month periods ended June 30, 2021 and 2020 was $3.65 and $2.19 per share, respectively. The grant date fair value of the grants issued during the nine month periods ended June 30, 2021 and 2020 was $3.01 and $3.03 per share, respectively.

The total expense for the three months ended June 30, 2021 and 2020 related to stock options was $500,149 and $103,998, respectively. The total expense for the nine months ended June 30, 2021 and 2020 related to stock options was $817,761 and $630,887, respectively. The total number of stock options outstanding as of June 30, 2021 and September 30, 2020 was 1,162,838 and 479,509, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine month periods ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected stock price volatility	56.0%	54.3%	55.9%	53.0%
Expected life of options (years)	5.9	5.3	6.0	5.6
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.0%	0.4%	0.6%	1.5%

During the three month periods ended June 30, 2021 and 2020, 162,266 and 17,501 stock options vested, respectively and 21,437 and 9,061 stock options were forfeited during these periods, respectively. During the nine month periods ended June 30, 2021 and 2020, 268,793 and 158,399 stock options vested, respectively and 31,583 and 98,331 stock options were forfeited during these periods, respectively. During the three and nine month periods ended June 30, 2021, 780 and 1,538 stock options were exercised, respectively, and the intrinsic value of options exercised during these periods was $1,693 and $2,648, respectively. During the three and nine month periods ended June 30, 2020, 11,340 and 25,515 stock options were exercised, respectively, and the intrinsic value of options exercised during these periods was $46,437 and $149,135, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

During the three and nine month periods ended June 30, 2021, 13,776 restricted stock units (“RSUs”) were granted During the three and nine months ended June 30, 2020, 22,371 and 78,323 RSUs were granted. During the three months ended June 30, 2021 and 2020, 7,077 and 6,990 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the nine months ended June 30, 2021 and 2020, 23,453 and 51,417 RSUs vested, respectively, and zero and 2,335 RSUs were forfeited during these periods. The total expense for the three months ended June 30, 2021 and 2020 related to these RSUs was $39,702 and $38,535, respectively. The total expense for the nine months ended June 30, 2021 and 2020 related to these RSUs was $123,278 and $352,929, respectively.

Other Stock-Based Awards

In April 2021, two consulting agreements were executed whereby a total of 62,659 shares of common stock were subject to issuance of which 51,330 shares of common stock were issued as of June 30, 2021. Compensation expense related to the stock awards granted under these consulting agreements amounted to $339,001 for the three and nine months ended June 30, 2021 and were included in the total stock-based compensation expense.

In August 2020, an additional consulting agreement was executed whereby 40,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vests over a six-month period. As of June 30, 2021, 40,000 shares were vested under this agreement of which 33,334 shares vested during the nine months ended June 30, 2021. Compensation expense related to the stock award granted under this consulting agreement amounted to $171,000 for the nine months ended June 30, 2021 and was included in the total stock-based compensation expense.

In October 2019, two consulting agreements were executed whereby up to 38,334 shares of common stock were issued as of June 30, 2020 of which 34,167 shares of common stock were vested as of June 30, 2020 under these agreements. On April 22, 2020, the Company entered into an amendment (the “Amendment”) to one of the consulting agreements. Pursuant to the Amendment, the Company issued an additional 11,667 shares in exchange for consulting services of which 4,667 shares of common stock were vested as of June 30, 2020 under the Amendment. Vesting was based on a time-based vesting condition ranging over a three to nine month period commencing upon the execution of the consulting agreements.

In February 2020, an additional consulting agreement was executed whereby up to 30,000 shares of common stock were issuable of which 25,500 shares of common stock were issued and vested as of June 30, 2020 under this agreement. On May 21, 2020, 22,195 shares of common stock were issued as compensation to a former 2019 Paulson Note holder related to a prior 2019 Paulson Note conversion and release of liability.

Compensation expense related to the stock awards granted under the consulting agreements and to the former 2019 Paulson Note holder referenced above amounted to $241,150 and $519,325 for the three and nine month periods ended June 30, 2020, respectively, and was included in the total stock-based expense. The expense was based on the fair value of the underlying common stock at the point of vesting which ranged from $4.53 to $7.95 per share.

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

As of June 30, 2021, 361,099 shares were available for future issuance on a combined basis under the 2016 Equity Incentive Plan and 2017 Plan. Unrecognized stock-based compensation was $1,953,964 as of June 30, 2021. The unrecognized share-based expense is expected to be recognized over a weighted average period of 3.0 years.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of June 30, 2021, the Company had $8.5 million of deposits in excess of federally insured amounts.

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products.

NOTE 11 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of June 30, 2021 and September 30, 2020, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Equity

2021 Shelf Registration

On June 4, 2021, NeuroOne filed a Form S-3 shelf registration statement under the Securities Act, which was declared effective by the SEC on June 14, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $150 million. Deferred offering costs in connection with the 2021 Shelf amounted to $24,179 and are reflected in the prepaid and other assets line item in the accompanying condensed balance sheets.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

Warrant Activity and Summary

The following table summarizes warrant activity during the nine month period ended June 30, 2021:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2020	3,390,320	$5.40 - 9.00	$7.05	2.89
Issued	4,166,682	$5.25	$5.25	—
Exercised	(53,194)	$5.61-8.25	$5.69	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at June 30, 2021	7,503,808	$ 5.25-9.00	$6.06	3.48

NOTE 13 – Subsequent Events

Facility Lease

On July 1, 2021, the Company entered into a non-cancellable facility lease (the “New Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The term of the New Lease is eighteen months. The facility space under the New Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the New Lease is approximately $4,241.

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

We have incurred losses since inception. As of June 30, 2021, we had an accumulated deficit of $38.2 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales.

Our main source of cash to date, outside of collaborations and product revenues, has been proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Historical Capital Resources” below.

At June 30, 2021, we had $9.0 million in cash deposits. Our existing cash and cash equivalents is not sufficient to fund our operating expenses through at least twelve months from the date of this filing. We will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources such as additional product revenue and milestone payments from our current collaboration with Zimmer. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Funding Requirements and Outlook” below.

Recent Developments

Change of Independent Registered Public Accounting Firm for Fiscal 2021

On June 18, 2021, the Audit Committee (the “Audit Committee”) of the Board of the Company (i) engaged Baker Tilly US, LLP (“Baker Tilly”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2021, and (ii) determined to dismiss BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm for the year ending September 30, 2020 and the quarters ending December 31, 2020 and March 31, 2021.

NeuroOne Medical Technologies Corporation

Form 10-Q

2021 Shelf Registration

On June 4, 2021, NeuroOne filed a Form S-3 shelf registration statement under the Securities Act, which was declared effective by the SEC on June 14, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $150 million.

Nasdaq Capital Market

The Company’s common stock commenced trading on The Nasdaq Capital Market on May 26, 2021 under the ticker symbol “NMTC.” Previously, the Company’s common stock was traded on the OTC Markets quotation system on the OTCQB.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. As a result of the COVID-19 pandemic, the Company has experienced, and will likely continue to experience, delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. The global outbreak of COVID-19 continues to rapidly evolve. In April 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of $83,333 under the Paycheck Protection Program, which was forgiven by the U.S. Small Busing Administration on June 9, 2021.

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

The COVID-19 pandemic may also impact our ability to secure additional financing. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in for the remainder of fiscal year 2021 and beyond.

Financial Overview

Product Revenue

Our product revenue during the three and nine months ended June 30, 2021 was derived from the sale of strip/grid and electrode cable assembly products based on Evo cortical technology. For the foreseeable future, we anticipate that we will generate additional revenue from the sale of products based on Evo cortical technology.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Gross Loss

Product gross loss represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

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

Interest Expense

Interest expense primarily consists of interest costs related to our 2019 Paulson Notes and 2020 Paulson Notes.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes and 2020 Paulson Notes.

Loss on notes extinguishment

Loss on note extinguishment includes the loss associated with debt instrument modifications and conversions accounted for as debt extinguishments.

Other Income

Consists of proceeds outside of normal operating activity relating to legal settlements and to the forgiveness of the paycheck protection program loan.

NeuroOne Medical Technologies Corporation

Form 10-Q

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the results of operations for the three-months ended June 30, 2021 and 2020, respectively.

	For the three months ended June 30, (unaudited)
	2021	2020	Period to Period Change
Product revenue	$40,096	$—	$40,096
Cost of product revenue	61,935	—	61,935
Product gross loss	(21,839)	—	(21,839)

Collaborations revenue	17,451	—	17,451

Operating expenses:
Selling, general and administrative	2,129,474	1,146,339	983,135
Research and development	901,134	447,154	453,980
Total operating expenses	3,030,608	1,593,493	1,437,115
Loss from operations	(3,034,996)	(1,593,493)	(1,441,503)
Interest expense	—	(4,749,263)	4,749,263
Net valuation change of instruments measured at fair value	—	1,269,543	(1,269,543)
Loss on note extinguishment	—	(2,017,847)	2,017,847
Other income	83,387	—	83,387
Loss before income taxes	(2,951,609)	(7,091,060)	4,139,451
Provision for income taxes	—	—
Net loss	$(2,951,609)	$(7,091,060)	$4,139,451

Product Revenue and Product Gross Loss

Product revenue and product gross loss was $40,000 and $(62,000), respectively, during the three months ended June 30, 2021. The product revenue during the second quarter related to the sale of our Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements of approximately $26,000. There was no product revenue or product gross loss recognized during the comparable prior year period.

Collaborations Revenue

Collaborations revenue was $17,000 for the three months ended June 30, 2021. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the third quarter of fiscal year 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the comparable prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020. The $1.0 million increase was primarily due to an increase in sales and marketing expenses of $0.2 million, stock-based compensation of $0.5 million, payroll related costs of $0.2 million and public company related costs of $0.1 million in the current quarter when compared to the prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and development expenses

Research and development expenses were $0.9 million for the three months ended June 30, 2021, compared to $0.4 million during for the three months ended June 30, 2020. The $0.5 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

Interest expense

Interest expense for the three months ended June 30, 2020 was attributed to non-cash interest expense in connection with our 2020 Paulson Notes and a nominal amount related to the 2019 Paulson Notes, both of which are described further below, and was comprised of issuance costs of $1.0 million and day-one interest at issuance of $3.8 million representing the amount by which fair value exceeded the 2020 Paulson Note proceeds. Interest on principal in connection with the 2019 Paulson Notes and 2020 Paulson Notes is included in the net valuation change of instruments measured at fair value line item. During the three months ended June 30, 2021, no interest expense was incurred as there was no debt outstanding.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the three months ended June 30, 2021 and 2020 was none and a benefit of $1.3 million, respectively. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding.

Loss on note extinguishment

Non-cash loss on note extinguishment for the three months ended June 30, 2020 was $2.0 million. The 2019 Paulson notes were amended on April 24, 2020 to add a 40% discount to the optional conversion feature and to extend the maturity date by six months. The April 2020 amendment was accounted for as a note extinguishment given the significant modification made to the optional conversion feature. There were no note extinguishments during the three months ended June 30, 2021.

Other Income

Other income during the three months ended June 30, 2021 consisted of the forgiveness of the paycheck protection program loan in the amount of $0.1 million. We did not have other income during the comparable prior year period.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Nine Months Ended June 30, 2021 and 2020

The following table sets forth the results of operations for the nine months ended June 30, 2021 and 2020, respectively.

	For the nine months ended June 30, (unaudited)
	2021	2020	Period to Period Change
Product revenue	$129,810	$—	$129,810
Cost of product revenue	210,429	—	210,429
Product gross loss	(80,619)	—	(80,619)

Collaborations revenue	59,838	—	59,838

Operating expenses:
Selling, general and administrative	4,636,586	3,493,761	1,142,825
Research and development	2,916,721	1,291,075	1,625,646
Total operating expenses	7,553,307	4,784,836	2,768,471
Loss from operations	(7,574,088)	(4,784,836)	(2,789,252)
Interest expense	(3,053)	(7,446,770)	7,443,717
Net valuation change of instruments measured at fair value	1,974	1,175,685	(1,173,711)
Loss on note extinguishment	—	(2,017,847)	2,017,847
Other income	270,162	—	270,162
Loss before income taxes	(7,305,005)	(13,073,768)	5,768,763
Provision for income taxes	—	—	—
Net loss	$(7,305,005)	$(13,073,768)	$5,768,763

Product Revenue and Product Gross Loss

Product revenue and product gross loss was $0.1 million and $(0.2) million during the nine months ended June 30, 2021, respectively. The product revenue consisted of Strip/Grid Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred, including the royalty fees to WARF and Mayo of $0.1 million in connection with our license agreements. There was no product revenue or product gross loss recognized during the comparable prior year period.

Collaborations Revenue

Collaborations revenue was $60,000 for the nine months ended June 30, 2021. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the nine months ended June 30, 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the comparable prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.6 million for the nine months ended June 30, 2021, compared to $3.5 million for the nine months ended June 30, 2020. The $1.1 million increase was primarily due to an increase in sales and marketing expenses of $0.7 million, payroll related costs of $0.2 million, public company and governance costs of $0.4 million and other operating expenses and fees of $0.1 million, offset in part by a decrease in stock-based compensation of $0.1 million and legal costs of $0.2 million.

Research and development expenses

Research and development expenses were $2.9 million for the nine months ended June 30, 2021, compared to $1.3 million during for the nine months ended June 30, 2020. The $1.6 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

NeuroOne Medical Technologies Corporation

Form 10-Q

Interest expense

Interest expense for the nine months ended June 30, 2021 was $3,000 and consisted of issuance costs in connection with our 2019 Paulson Notes described further below.

Interest expense during the nine months ended June 30, 2020 was primarily attributed to non-cash interest expense in connection with our 2019 Paulson Notes and 2020 Paulson Notes. Interest expense attributed to the 2019 Paulson Notes and 2020 Paulson Notes was comprised of issuance costs of $1.8 million and day-one interest at issuance of $5.6 million representing the amount by which fair value exceeded note proceeds. Interest on principal in connection with the 2019 Paulson Notes and 2020 Paulson Notes is included in the net valuation change of instruments measured at fair value line item.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the nine months ended June 30, 2021 and 2020 was a benefit of $2,000 and $1.2 million, respectively. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding.

Loss on note extinguishment

Non-cash loss on note extinguishment for the nine months ended June 30, 2020 was $2.0 million. The 2019 Paulson notes were amended on April 24, 2020 (the “April 2020 Amendment”) to add a 40% discount to the optional conversion feature and to extend the maturity date by six months. The April 2020 Amendment was accounted for as a note extinguishment given the significant modification made to the optional conversion feature. There were no note extinguishments during the nine months ended June 30, 2021.

Other Income

Other income during the nine months ended June 30, 2021 consisted principally of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million and the forgiveness of the paycheck protection program loan in the amount of $0.1 million. We did not have other income during the comparable prior year period.

Liquidity and Capital Resources

Historical Capital Resources

As of June 30, 2021, our principal source of liquidity consisted of cash deposits of $9.0 million. We have just begun to generate revenue from commercial sales during the first quarter of fiscal year 2021, and we anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Paycheck Protection Program Loan

In connection with the CARES Act, the Company received loan funding of approximately $83,000 under the Paycheck Protection Program (“PPP”), which was forgiven by the U.S. Small Business Administration on June 9, 2021.

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

Funding Requirements and Outlook

At June 30, 2021, we had approximately $9.0 million in cash deposits. Our existing cash and cash is not sufficient to fund our operating expenses through at least twelve months from the date of this filing. While our future operating activities under the distribution and development agreement with Zimmer, Inc. coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, these actions are not solely within our control. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. Nothing further was due until we started selling our products. As of June 30, 2020, $3,894 in royalty payments were earned by Mayo given the commencement of commercial sales in fiscal year 2021.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the nine Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(6,573,520)	$(3,697,970)
Net cash used by investing activities	(31,970)	(66,068)
Net cash provided by financing activities	11,559,834	7,327,246
Net increase in cash	$4,954,344	$3,563,208

Net cash used in operating activities

Net cash used in operating activities was $6.6 million for the nine months ended June 30, 2021, which consisted of a net loss of $7.3 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes, operating lease expense and the forgiveness of the paycheck protection program loan, totaling approximately $1.5 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.7 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses attributed to the timing of payments coupled to a lesser extent with an increase in accounts receivable, inventory and prepaid and other assets.

Net cash used in operating activities was $3.7 million for the nine months ended June 30, 2020, which consisted of a net loss of $13.1 million partially offset primarily by non-cash interest, stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, revaluation of convertible notes and loss on notes extinguishment, totaling approximately $9.8 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.5 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses and by an increase in our prepaid expenses.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used by investing activities

Net cash used by investing activities was $32,000 and $66,000 during the nine months ended June 30, 2021 and 2020, respectively, and consisted of outlays for furniture and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $11.6 million for the nine months ended June 30, 2021, which consisted primarily of net proceeds received from the 2021 Private Placement in the amount of $11.3 million. There were also exercises of stock options and warrants during the nine months ended June 30, 2021 resulting in additional cash proceeds of $0.3 million, offset in part by deferred offering costs of $24,000.

Net cash provided by financing activities was $7.3 million for the nine months ended June 30, 2020, which consisted primarily of net proceeds received upon the issuance of the 2019 and 2020 Paulson Notes and the common stock offering totalling $7.2 million in the aggregate, and $0.1 million in proceeds received from the Paycheck Protection Program.

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

During the nine months ended June 30, 2021, we commenced commercial sales of the Strip/Grid Products and Electrode Cable Assembly Products. As a result, we added the following critical accounting policies below:

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies,” of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2020 and March 31, 2021. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered issuance of securities during the period covered by this Report have been previously disclosed in the Company’s current reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

Exhibit 3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2021

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)