Form 10-Q
period 2021-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2022-02-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

The number of outstanding shares of the registrant’s common stock as of February 11, 2022 was 16,190,020.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of December 31, 2021	As of September 30, 2021
	(unaudited)
Assets
Current assets:
Cash	$16,184,323	$6,901,346
Accounts receivable	24,628	48,336
Inventory	229,115	98,287
Prepaid and other assets	137,460	244,043
Total current assets	16,575,526	7,292,012
Intangible assets, net	128,628	134,207
Right-of-use assets	262,713	288,948
Property and equipment, net	216,587	223,329
Total assets	$17,183,454	$7,938,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$703,718	$528,829
Accrued expenses	356,374	644,249
Deferred revenue	2,248	8,622
Total current liabilities	1,062,340	1,181,700
Operating lease liabilities	173,314	202,895
Total liabilities	1,235,654	1,384,595

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2021 and September 30, 2021; no shares issued or outstanding as of December 31, 2021 and September 30, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2021 and September 30, 2021; 16,187,722 and 12,010,019 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively.	40,012	35,834
Additional paid–in capital	59,542,462	47,345,266
Accumulated deficit	(43,634,674)	(40,827,199)
Total stockholders’ equity	15,947,800	6,553,901
Total liabilities and stockholders’ equity	$17,183,454	$7,938,496

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2021	2020

Product revenue	$33,748	$71,474
Cost of product revenue	46,844	109,131
Product gross loss	(13,096)	(37,657)

Collaborations revenue	6,374	22,274

Operating expenses:
Selling, general and administrative	1,742,141	1,193,860
Research and development	1,060,462	934,158
Total operating expenses	2,802,603	2,128,018
Loss from operations	(2,809,325)	(2,143,401)
Interest expense	—	(3,053)
Net valuation change of instruments measured at fair value	—	1,974
Other income	1,850	185,000
Loss before income taxes	(2,807,475)	(1,959,480)
Provision for income taxes	—	—
Net loss	$(2,807,475)	$(1,959,480)
Net loss per share:
Basic and diluted	$(0.18)	$(0.26)
Number of shares used in per share calculations:
Basic and diluted	15,408,480	7,683,507

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2020	7,393,637	$22,181	$32,923,022	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	292,754	878	1,004,354	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	10,450	31	(31)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	7,696,841	$23,090	$34,223,574	$(32,838,511)	$1,408,153

Balance at September 30, 2021	12,010,019	$35,834	$47,345,266	$(40,827,199)	$6,553,901
Issuance of common stock in connection with private placement	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with private placement	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—		(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	$40,012	$59,542,462	$(43,634,674)	$15,947,800

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2021	2020

Operating activities
Net loss	$(2,807,475)	$(1,959,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	25,161	18,736
Stock-based compensation	203,072	245,829
Issuance costs attributed to financing activities	—	3,053
Revaluation of convertible notes	—	(1,974)
Non-cash lease expense	26,235	13,848
Change in assets and liabilities:
Accounts receivable	23,708	(71,474)
Inventory	(130,828)	(13,816)
Prepaid and other assets	13,649	(7,253)
Accounts payable	291,172	(243,017)
Accrued expenses, deferred revenue, operating leases and other liabilities	(323,830)	111,316
Net cash used in operating activities	(2,679,136)	(1,904,232)
Investing activities
Purchase of fixed assets	(61,491)	—
Net cash used in investing activities	(61,491)	—
Financing activities
Issuance costs related to convertible notes	—	(3,053)
Proceeds from issuance of common stock in connection with common stock offering	13,350,582	—
Proceeds from advance related to future financing	—	5,000,000
Issuance costs related to common stock offering	(1,326,978)	—
Net cash provided by financing activities	12,023,604	4,996,947
Net increase in cash	9,282,977	3,092,715
Cash at beginning of period	6,901,346	4,036,397
Cash at end of period	$16,184,323	$7,129,112
Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$—	$1,005,232
Unpaid issuance costs attributed to convertible notes and common stock offering	$322	$50,400
Reclass of deferred offering costs to additional paid-in capital in connection with common stock offering	$24,980	$—

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is an early-stage medical technology company developing comprehensive neuromodulation electroencephalogram (cEEG) and stereoelectrocencephalography (sEEG) recording, monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders.

The Company received 510(k) clearance from the U.S Food and Drug Administration (“FDA”) for its Evo cortical technology in November 2019, and in September 2021 received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. To date, the Company has had limited commercial sales.

The Company is based in Eden Prairie, Minnesota.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. As a result of the COVID-19 pandemic, the Company has experienced, and will likely continue to experience, delays and disruptions in its pre-clinical and clinical trials, as well as interruptions in its manufacturing, supply chain, shipping, and research and development operations. The development of the Company’s technology was delayed in the first quarter due to interruptions in global manufacturing and shipping as a result of the COVID-19 pandemic. Additionally, the Company’s own staff has been impacted by infections and mandatory quarantines. Testing and clinical trials, manufacturing, component supply, shipping and research and development operations may be further impacted by the continuing effects of COVID-19.

The extent to which the COVID-19 pandemic and macroeconomic conditions may further impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as global supply chain disruptions, the duration of the pandemic and the impact of variants, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, the continuing impact of the pandemic may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the duration of fiscal year 2022 and beyond.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2021 included in the Annual Report on Form 10-K. The condensed balance sheet at September 30, 2021 was derived from the audited financial statements of the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of $43.6 million as of December 31, 2021. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, primarily in connection with the convertible promissory notes when outstanding, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See “Note 7 – Zimmer Development Agreement”.

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations. The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. The Company sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use in late fiscal year 2021 and the first quarter of fiscal year 2022.

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturer in connection with cEEG strip/grid and sEEG depth electrode products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

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

As of December 31, 2021 and September 30, 2021, the fair values of cash, accounts receivable, inventory, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three months ended December 31, 2021 and 2020.

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the three months ended December 31, 2020. There were no convertible notes outstanding during the three months ended December 31, 2021.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of cEEG strip/grid, sEEG depth electrode and electrode cable assembly finished good products and related component parts. The strip/ grid and depth electrode products are produced by a third-party contract manufacturer and the electrode cable assembly products are obtained from outside suppliers.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode and electrode cable assembly products.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three months ended December 31, 2021 and 2020.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three months ended December 31, 2021 and 2020:

	2021	2020
Warrants	6,753,444	3,390,221
Stock options	1,111,226	534,512
Restricted stock units and awards	6,888	31,651

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted the new guidance on October 1, 2021 and the adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030. During the three months ended December 31, 2021 and 2020, $25,000 and $50,000 in royalty fees were incurred related to the WARF License, respectively, and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended December 31, 2021 and 2020, $739 and $2,144 in royalty fees were incurred related to the Mayo Agreement, respectively, and were reflected as a component of cost of product revenue.

Legal

PMT Litigation

From time to time, the Company is subject to litigation and claims in the ordinary course of business.

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

Notes to Condensed Financial Statements, continued

(unaudited)

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

Facility Lease

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

Los Gatos Lease

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

During the three months ended December 31, 2021 and 2020, rent expense associated with the facility leases amounted to $43,045 and $29,461, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the three months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$32,435	$19,231

Right-of -use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2021	As of September 30, 2021

Right-of-use assets	$262,713	$288,948

Lease liabilities	$288,388	$315,673

Weighted average remaining lease term (years)	2.9	3.1
Weighted average discount rate	6.7%	6.7%

Maturity of the lease liabilities was as follows:

Calendar Year	As of December 31, 2021
2022	$131,220
2023	82,333
2024	84,391
2025	21,226
Total lease payments	319,170
Less imputed interest	(30,782)
Total	288,388
Short-term portion	(115,074)
Long-term portion	$173,314

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	As of December 31, 2021	As of September 30, 2021
Prepaid expenses	$137,460	$151,109
Deferred offering costs	—	92,934
Total	$137,460	$244,043

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2021	12-13 years	$134,207
Less: amortization		(5,579)
Net Intangibles, December 31, 2021		$128,628

Amortization expense was $5,579 for each of the three month periods ended December 31, 2021 and 2020.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2021	As of September 30, 2021
Equipment and furniture	$324,326	$311,486
Software	1,895	1,895
Total property and equipment	326,221	313,381
Less accumulated depreciation	(109,634)	(90,052)
Property and equipment, net	$216,587	$223,329

Depreciation expense was $19,582 and $13,157 for the three month periods ended December 31, 2021 and 2020, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at December 31, 2021 and September 30, 2021:

	As of December 31, 2021	As of September 30, 2021
Accrued payroll	$143,478	$376,236
Operating lease liability, short term	115,074	112,778
Royalty Payments	97,822	72,083
Other	—	83,152
Total	$356,374	$644,249

The “other” category is primarily comprised of board fees.

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

At inception of the Zimmer Development Agreement through December 31, 2021, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of $6,374 and $22,274 related to the development of the Products completed during the three month periods ended December 31, 2021 and 2020, respectively, in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows during the three months ended as of December 31, 2021 and 2020:

	2021	2020
Deferred Revenue
Balance as of beginning of period – September 30	$8,622	$73,434
Revenue recognized	(6,374)	(22,274)
Balance as of end of period – December 31	$2,248	$51,160

The remaining performance obligations reflected in deferred revenue as of December 31, 2021 are expected to be completed in the first half of fiscal year 2022.

Product Revenue

Product revenue recognized during the three month periods ended December 31, 2021 and 2020 was $33,748 and $71,474, respectively, related to its Strip/Grid Products, SEEG Products and Electrode Cable Assembly Products.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $61,335 and $29,007 for the three month periods ended December 31, 2021 and 2020, respectively.

NOTE 8 - Convertible Promissory Notes and Warrant Agreements

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

Notes to Condensed Financial Statements, continued

(unaudited)

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

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the three month periods ended December 31, 2020 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The 2019 Paulson Notes were not outstanding during the three month period ended December 31, 2021.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the three months ended December 31, 2020 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NOTE 9 – Stock-Based Compensation

During the three month periods ended December 31, 2021 and 2020, stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2021	2020
General and administrative	$163,001	$181,792
Research and development	40,071	64,037
Total stock-based compensation expense	$203,072	$245,829

Stock Options

During the three month period ended December 31, 2021 and 2020, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 2,000 and 41,669 stock options, respectively, to its employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three month periods ended December 31, 2021 and 2020 was $1.72 and $1.60 per share, respectively. The total expense for the three months ended December 31, 2021 and 2020 related to stock options was $162,361 and $100,147, respectively. The total number of stock options outstanding as of December 31, 2021 and September 30, 2021 was 1,111,226 and 1,122,560, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three month period ended December 31, 2021 and 2020:

	2021	2020
Expected stock price volatility	56.0%	54.3%
Expected life of options (years)	6.0	5.8
Expected dividend yield	0%	0%
Risk free interest rate	1.1%	0.5%

During the three month periods ended December 31, 2021 and 2020, 18,843 and 71,774 stock options vested, and 13,334 and zero stock options were forfeited during these periods, respectively.

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2021 and 2020, 5,644 and 8,384 RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2021 and 2020 related to these RSUs was $40,711 and $43,082, respectively. No RSUs were forfeited during the three month periods ended December 31, 2021 and 2020.

Other Stock-Based Awards

In August 2020, an additional consulting agreement was executed whereby 40,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vested over a six-month period. As of December 31, 2020, 26,667 shares were vested under this agreement of which 20,000 shares vested during the first quarter of fiscal year 2021. Compensation expense related to the stock awards granted under this consulting agreement amounted to $102,600 for the three month ended December 31, 2020 and was included in the total stock-based expense.

No stock-based awards were issued during the first quarter of fiscal year 2022 and no expense associated with stock awards was recorded during the three months ended December 31, 2021.

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

General

As of December 31, 2021, 673,022 shares were available in the aggregate for future issuance under the 2017 Equity Incentive Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $1,473,086 as of December 31, 2021. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.7 years.

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by a network of financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of December 31, 2021, the Company had no deposits in excess of federally insured amounts.

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and SEEG Products.

NOTE 11 – Income Taxes

The effective tax rate for the three months ended December 31, 2021 and 2020 was zero percent. As a result of the analysis of all available evidence as of December 31, 2021 and September 30, 2021, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2021 and 2020. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements, continued

(unaudited)

NOTE 12 – Stockholders’ Equity

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

The gross proceeds to the Company from this offering were approximately $13.4 million prior to deducting underwriting discounts and other offering expenses payable by the Company in the amount of approximately $1.4 million in the aggregate.

2021 Private Placement

On January 12, 2021, the Company entered into a Common Stock and Warrant Purchase Agreement (the “2021 Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in the 2021 Private Placement, agreed to issue and sell an aggregate of 4,166,682 shares (the “Shares”) of the common stock of the Company, par value $0.001 per share (the “Common Stock”), and warrants to purchase an aggregate of 4,166,682 shares of Common Stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of Common Stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants are exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. The 2021 Private Placement closed on January 14, 2021.

Warrant Activity and Summary

The following table summarizes warrant activity during the three month period ended December 31, 2021:

		Exercise	Weighted Average	Weighted Average
	Warrants	Price Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2021	7,503,808	$5.25- $9.00	$6.06	3.23
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited/Expired	(750,364)	$5.40	$5.40	—
Outstanding and exercisable at December 31, 2021	6,753,444	$5.25-$9.00	$6.14	3.32

NOTE 13 – Subsequent Events

2017 Plan Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. Effective January 1, 2022, 1,614,538 shares were added to the 2017 Plan as a result of the evergreen provision.

Stock-Based Awards

On February 3, 2022, the Company granted an aggregate of 355,950 RSUs to certain officers and employees under the 2017 Plan. The RSUs vest over a three year period with 50 percent vesting on the first anniversary of the grant date and the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2021.

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	the timing of and our ability to obtain and maintain regulatory clearance of our cortical strip, grid and depth electrode technology;

●	even if our cortical strip, grid electrode and depth electrode technology is approved for commercial sale, our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the impact of the COVID-19 pandemic and resulting macroeconomic conditions, including supply chain disruptions, labor shortages and inflationary pressures, on our business;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	the outcome of legal proceedings with PMT Corporation (“PMT”);

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Overview

We are a medical technology company focused on the development and commercialization of thin film electrode technology for cEEG and sEEG recording, spinal cord stimulation, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence

We are developing our cortical, sheet and depth electrode technology to provide solutions for diagnosis through cEEG recording and sEEG recording and treatment through brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas by drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

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

We received 510(k) FDA clearance for our Evo cortical technology in November 2019, and in September 2021 we received FDA clearance to market our Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Our submission to the FDA seeking 510(k) for use of our Evo sEEG electrode technology for up to 30 days was made in November 2021 and is pending. We submitted responses on February 9, 2022 to questions from the FDA regarding our submission and the FDA acknowledged receipt of our response on February 10, 2022. The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. The Company sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use in late fiscal year 2021 and the first quarter of fiscal year 2022. Our other products are still under development.

Prior to FDA approval or clearance of certain of our products, our primary activities were limited to, and our limited resources were dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities.

We have incurred losses since inception. As of December 31, 2021, we had an accumulated deficit of $43.6 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

Prior to FDA approval of certain of our products, our main source of cash was proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “—Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of products based on our cEEG and sEEG technology and through milestone payments from our current collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales, and we will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources.

We may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “—Liquidity and Capital Resources—Liquidity Outlook” below

Recent Developments and Upcoming Milestones

Corporate Updates

In November 2021, we submitted a clearance request to the FDA for less than 30-day use of our Evo® sEEG Electrode, which has already been 510(k) cleared for temporary (less than 24 hours) use, and our request is pending. We expect to be commercial ready pending that approval. Product shipment following FDA clearance of our SEEG product family may also qualify the Company for an additional milestone payment from our distribution partner Zimmer Biomet, who has placed initial stocking orders.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021, and signed a contract with RBC Medical Innovations to develop and manufacture hardware (a radio frequency generator) for the system in the third calendar quarter of 2021. We are targeting the third calendar quarter of 2022 for completion of a prototype of hardware and the submission of an application for FDA clearance in early calendar 2023. We also completed an animal feasibility study at Emory University in September 2021 and additional animal studies are planned. Subsequent to the end of the fiscal quarter, we also announced that we have surpassed five years of accelerated aging testing for our recording electrodes.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. COVID-19 and its variants continue to impact the United States and the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. For example:

●	development of our technology has been and may continue to be delayed in fiscal year 2021 and continuing into fiscal 2022 due to interruptions in global manufacturing and shipping as a result of the COVID-19 pandemic and macroeconomic conditions, including as one of our key manufacturing partners and one of the Company’s suppliers had staffing issues leading to delays in the Company’s development builds and delays in shipping product;

●	the Company’s own staff has been impacted by infections and mandatory quarantines;

●	the Company is currently experiencing and may continue to experience product shortages of its primary component, polyimide film, due to supply chain shortages attributed to COVID related issues;

●	the Company is experiencing and may continue to experience delays in timelines for product availability and delivery from vendors, including related to staffing shortages, both generally and due to employee illness, and due to increases in demand from other larger or more longstanding customers of our suppliers placing large orders due to concerns with supply chain disruption and the impact of COVID-19.

The Company’s plans for further testing or clinical trials and costs to obtain components may be further impacted by the continuing effects of COVID-19, supply chain challenges and inflationary pressures.

The global outbreak of COVID-19 continues to rapidly evolve as new variants emerge. The extent to which the COVID-19 pandemic may impact our business and pre-clinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on our suppliers and distributors and the global supply chain, the impact of inflation, the ultimate geographic spread of the disease and its variants, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The COVID-19 pandemic may also impact our ability to secure additional financing. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

Financial Overview

Product Revenue

Our product revenue was derived from the sale of strip/grid, depth electrode and electrode cable assembly products based on Evo cortical and sEEG technology. For the foreseeable future, we anticipate that we will generate additional revenue from the sale of products based on Evo cortical and sEEG technology.

We have received FDA 510(k) clearance for our cortical strip electrode, but we do not expect to generate any significant revenue from the sale of our other products until we develop and obtain all required regulatory approvals or clearances for and commercialize depth electrode technology for human use. If we fail to complete the development of the depth electrode technology, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may never be able to generate revenue from product sales sufficient to sustain operations.

Product Gross Profit (Loss)

Product gross profit (loss) represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and depth electrode products and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was derived from the upfront initial exclusivity fee payment under the Zimmer Development Agreement. We anticipate that we may earn additional revenues stemming from additional milestone and royalty payments from Zimmer, however, the achievement and timing of future milestones or level of sales required to earn royalty payments from Zimmer is uncertain. For a discussion of milestones and royalty payments under the Zimmer Development Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will significantly increase in the future to support our continued research and development activities, further commercialization of our cortical strip technology, potential further commercialization of our grid electrode and depth electrode technology, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

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

Interest Expense

Interest expense consists of interest costs related to our convertible notes issued in 2019 (the “2019 Paulson Notes”) outstanding during the first quarter of fiscal year 2021.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value include the change in fair value of the 2019 Paulson Notes outstanding during the first quarter of fiscal year 2021.

Other Income

Other income primarily consists of interest income related to our cash deposits and proceeds outside of normal operating activity relating to legal settlements.

Results of Operations

Comparison of the Three Months Ended December 31, 2021 and 2020

The following table sets forth the results of operations for the three-months ended December 31, 2021 and 2020, respectively.

	For the three months ended December 31, (unaudited)
	2021	2020	Period to Period Change

Product revenue	$33,748	$71,474	$(37,726)
Cost of product revenue	46,844	109,131	(62,287)
Product gross profit (loss)	(13,096)	(37,657)	24,561

Collaborations revenue	6,374	22,274	(15,900)

Operating expenses:
Selling, general and administrative	1,742,141	1,193,860	548,281
Research and development	1,060,462	934,158	126,304
Total operating expenses	2,802,603	2,128,018	674,585
Loss from operations	(2,809,325)	(2,143,401)	(665,924)
Interest expense	—	(3,053)	3,053
Net valuation change of instruments measured at fair value	—	1,974	(1,974)
Other income	1,850	185,000	(183,150)
Loss before income taxes	(2,807,475)	(1,959,480)	(847,995)
Provision for income taxes	—	—	—
Net loss	$(2,807,475)	$(1,959,480)	$(847,995)

Product Revenue and Product Gross Profit (Loss)

Product revenue was $34,000 and $71,000 during the three months ended December 31, 2021 and 2020, respectively. Product gross profit (loss) was $(13,000) and $(38,000) during the three months ended December 31, 2021 and 2020, respectively. The product revenue consists of the sale of our strip/grid, depth electrode and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and depth electrode products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of $26,000 and $52,000 in connection with our license agreements during the three months ended December 31, 2021 and 2020, respectively.

Collaborations Revenue

Collaborations revenue was $6,000 and $22,000 for the three months ended December 31, 2021 and 2020, respectively. Revenue during each period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during such period. The amount of revenue recognized related to the upfront fee was based on development completed in connection with depth electrode products, and to a lesser extent, the strip/grid products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.7 million for the three months ended December 31, 2021, compared to $1.2 million for the three months ended December 31, 2020. The $0.5 million increase was primarily due to an increase in legal costs of $0.3 million, sales and marketing of $0.1 million and operating costs of $0.1 million on a net basis.

Research and development expenses

Research and development expenses were $1.1 million for the three months ended December 31, 2021, compared to $0.9 million during for the three months ended December 31, 2020. The $0.1 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of depth electrode products and to a lesser extent strip/grid products.

Interest expense

Interest expense for the three months ended December 31, 2020 was $3,000 and consisted of issuance costs in connection with our 2019 Paulson Notes.  The 2019 Paulson Notes were not outstanding and there was no interest expense during the three month period ended December 31, 2021.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the 2019 Paulson Notes for the three months ended December 31, 2020 was a benefit of $2,000. The change was due to accrued interest on the 2019 Paulson Notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of the 2019 Paulson Notes while outstanding. There was no net valuation change of instruments measured at fair value during the three month period ended December 31, 2021 as the 2019 Paulson Notes were not outstanding.

Other Income

Other income during the three month period ended December 31, 2021 consisted of $2,000 related primarily to interest income attributed to our cash deposits. Other income during the three months ended December 31, 2020 consisted primarily of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million.

Liquidity and Capital Resources

Overview

As of December 31, 2021, our principal source of liquidity consisted of cash deposits of $16.2 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “—Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash to date have been limited collaboration and product revenues and proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

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

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2021 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. See “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for more information about the WARF License and the Mayo Development Agreement.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal 2023.

We expect to satisfy our short-term and long-term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

Liquidity Outlook

For a discussion of potential fee payments under the Zimmer Development Agreement, see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. The Company does not intend to deliver saleable product to Zimmer unless and until it receives regulatory clearance to expand the use of its Evo sEEG Electrode technology for up to 30 days, at which point the Company and Zimmer intend to commence negotiations regarding payments of applicable milestone payments described therein, notwithstanding the deadlines for the Product Availability Date and the Acceptance of all Deliverables for SEEG Products. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results. Further, our inability to agree with Zimmer on dates of completion for product development, regulatory clearance and commercialization milestones on which various fee payments to the Company are based under the Zimmer Development Agreement could have a material adverse impact on our financial and operating results.

At December 31, 2021, we had approximately $16.2 million in cash deposits. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm and our former independent registered public accounting firm included explanatory paragraphs in the reports on our financial statements as of and for the years ended September 30, 2021 and 2020, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(2,679,136)	$(1,904,232)
Net cash used by investing activities	(61,491)	—
Net cash provided by financing activities	12,023,604	4,996,947
Net increase in cash	$9,282,977	$3,092,715

Net cash used in operating activities

Net cash used in operating activities was $2.7 million for the three months ended December 31, 2021, which consisted of a net loss of $2.8 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and operating lease expense, totaling approximately $0.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.1 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in inventory purchases, net decrease in account payable and accrued expenses attributed to the timing of payments, partially offset by a decrease in accounts receivable in connection with the Zimmer Development Agreement.

Net cash used in operating activities was $1.9 million for the three months ended December 31, 2020, which consisted of a net loss of $2.0 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and operating lease expense, totaling approximately $0.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.2 million. The change in operating assets and liabilities was primarily attributable to a net increase in accounts receivable in connection with the Zimmer Development Agreement and a decrease in accounts payable attributed to the timing of payments.

Net cash used by investing activities

Net cash used by investing activities consisted of outlays for furniture and equipment during the three months ended December 31, 2021. There were no investing activities during the three months ended December 31, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $12.0 million for the three months ended December 31, 2021, which consisted of net proceeds from the October 2021 Underwritten Public Offering.

Net cash provided by financing activities was $5.0 million for the three months ended December 31, 2020, which consisted primarily of proceeds received in advance of the 2021 Private Placement.

Critical Accounting Estimates

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

Of these policies, the following are considered critical to an understanding of our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report as they require the application of the most subjective and the most complex judgments:

Revenues:

For discussion about the determination of collaborations revenue, product revenue and cost of product revenue, see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 9 — Stock-Based Compensation” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 11 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 11 – Income Taxes” in Part II, Item 8 “Financial Statements" of our Annual Report on Form 10-K for the year ended September 30, 2021.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including legal contingencies. For additional information, see “Note 4 — Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Recent Accounting Pronouncements

Refer to “Note 3— Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements in this Report, and are hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

10.1+	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021).

10.2+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021),

10.3	Underwriting Agreement, dated as of October 13, 2021, between NeuroOne Medical Technologies Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on October 14, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2022

NeuroOne Medical Technologies Corporation

By:	/s/ Dave Rosa
Dave Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)