Form 10-Q
period 2022-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2022-05-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of May 11, 2022 was 16,193,467.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of March 31, 2022	As of September 30, 2021
	(unaudited)
Assets
Current assets:
Cash	$12,869,091	$6,901,346
Accounts receivable	36,584	48,336
Inventory	221,903	98,287
Prepaid and other assets	315,099	244,043
Total current assets	13,442,677	7,292,012
Intangible assets, net	123,049	134,207
Right-of-use assets	236,043	288,948
Property and equipment, net	286,954	223,329
Total assets	$14,088,723	$7,938,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446,024	$528,829
Accrued expenses	361,959	644,249
Deferred revenue	2,248	8,622
Total current liabilities	810,231	1,181,700
Operating lease liabilities	156,043	202,895
Total liabilities	966,274	1,384,595

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2022 and September 30, 2021; no shares issued or outstanding as of March 31, 2022 and September 30, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2022 and September 30, 2021; 16,191,169 and 12,010,019 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively.	40,015	35,834
Additional paid–in capital	59,775,175	47,345,266
Accumulated deficit	(46,692,741)	(40,827,199)
Total stockholders’ equity	13,122,449	6,553,901
Total liabilities and stockholders’ equity	$14,088,723	$7,938,496

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Product revenue	$36,584	$18,240	$70,332	$89,714
Cost of product revenue	72,807	39,363	119,651	148,494
Product gross profit (loss)	(36,223)	(21,123)	(49,319)	(58,780)

Collaborations revenue	—	20,113	6,374	42,387

Operating expenses:
Selling, general and administrative	1,818,207	1,313,252	3,560,348	2,507,112
Research and development	1,205,380	1,081,429	2,265,842	2,015,587
Total operating expenses	3,023,587	2,394,681	5,826,190	4,522,699
Loss from operations	(3,059,810)	(2,395,691)	(5,869,135)	(4,539,092)
Interest expense	—	—	—	(3,053)
Net valuation change of instruments measured at fair value	—	—	—	1,974
Other income	1,743	1,775	3,593	186,775
Loss before income taxes	(3,058,067)	(2,393,916)	(5,865,542)	(4,353,396)
Provision for income taxes	—	—	—	—
Net loss	$(3,058,067)	$(2,393,916)	$(5,865,542)	$(4,353,396)

Net loss per share:
Basic and diluted	$(0.19)	$(0.21)	$(0.37)	$(0.46)
Number of shares used in per share calculations:
Basic and diluted	16,189,867	11,238,084	15,794,880	9,419,599

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2020	7,393,637	$22,181	$32,923,022	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	292,754	878	1,004,354	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	10,450	31	(31)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	7,696,841	23,090	34,223,574	(32,838,511)	1,408,153

Issuance of common stock in connection with private placement	4,166,682	12,500	8,816,736	—	8,829,236
Issuance of warrants in connection with private placement	—	—	3,670,764	—	3,670,764
Issuance costs in connection with private placement	—	—	(1,198,080)	—	(1,198,080)
Stock-based compensation	—	—	326,359	—	326,359
Exercise of warrants	39,905	120	212,379	—	212,499
Exercise of stock options	758	2	4,996	—	4,998
Issuance of common stock upon vesting of restricted stock units	6,131	18	(18)	—	—
Net loss	—	—	—	(2,393,916)	(2,393,916)
Balance at March 31, 2021	11,910,317	$35,730	$46,056,710	$(35,232,427)	$10,860,013

Balance at September 30, 2021	12,010,019	$35,834	$47,345,266	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—	—	(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	$40,012	$59,542,462	$(43,634,674)	$15,947,800
Stock-based compensation	—	—	232,716	—	232,716
Issuance of common stock upon vesting of restricted stock units	3,447	3	(3)	—	—
Net loss	—	—	—	(3,058,067)	(3,058,067)
Balance at March 31, 2022	16,191,169	$40,015	$59,775,175	$(46,692,741)	$13,122,449

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2022	2021
Operating activities
Net loss	$(5,865,542)	$(4,353,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	53,692	38,030
Stock-based compensation	435,788	572,188
Issuance costs attributed to financing activities	—	3,053
Revaluation of convertible notes	—	(1,974)
Non-cash lease expense	52,905	26,802
Change in assets and liabilities:
Accounts receivable	11,752	—
Inventory	(123,616)	—
Prepaid and other assets	(163,990)	37,585
Accounts payable	33,800	(444,197)
Accrued expenses, deferred revenue, operating leases and other liabilities	(335,516)	(162,193)
Net cash used in operating activities	(5,900,727)	(4,284,102)
Investing activities
Purchase of fixed assets	(154,810)	(2,059)
Net cash used in investing activities	(154,810)	(2,059)
Financing activities
Issuance costs related to convertible notes	—	(3,053)
Proceeds from issuance of common stock in connection with public offering and private placements	13,350,582	8,829,236
Proceeds from issuance of warrants in connection with private placement	—	3,670,764
Exercise of warrants	—	212,499
Exercise of stock options	—	4,998
Issuance costs related to public offering and private placements	(1,327,300)	(1,190,495)
Net cash provided by financing activities	12,023,282	11,523,949
Net increase in cash	5,967,745	7,237,788
Cash at beginning of period	6,901,346	4,036,397
Cash at end of period	$12,869,091	$11,274,185

Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$—	$1,005,232
Unpaid issuance costs and non-cash adjustments attributed to convertible notes and private placements	$—	$57,985
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$24,980	$—
Purchased fixed assets in accounts payable and accrued expenses	$—	$19,869

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

The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for its Evo cortical technology in November 2019, and in September 2021 received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. To date, the Company has had limited commercial sales.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2021 included in the Annual Report on Form 10-K. The condensed balance sheet at September 30, 2021 was derived from the audited financial statements of the Company.

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

Notes to Condensed Financial Statements

(unaudited)

Reverse Stock Split

On March 11, 2021, the Company’s Board of Directors (the “Board”) approved a one-for-three reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) effective end-of-day March 31, 2021.

All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. The authorized shares and par value of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of $46.7 million as of March 31, 2022. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations. The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. The Company sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021.

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

Notes to Condensed Financial Statements

(unaudited)

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

As of March 31, 2022 and September 30, 2021, the fair values of cash, accounts receivable, inventory, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the six months ended March 31, 2022 and 2021.

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the six months ended March 31, 2021. There were no convertible notes outstanding during the six months ended March 31, 2022.

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

Notes to Condensed Financial Statements

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

Notes to Condensed Financial Statements

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six months ended March 31, 2022 and 2021.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2022 and 2021:

	2022	2021
Warrants	6,753,444	7,514,949
Stock options	1,162,059	1,103,609
Restricted stock units	359,394	10,326

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect that this guidance will have a material impact to our financial statements.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030. During the three months ended March 31, 2022 and 2021, $37,500 and $25,000 in royalty fees were incurred related to the WARF License, respectively. During the six months ended March 31, 2022 and 2021, $62,500 and $75,000 in royalty fees were incurred related to the WARF License, respectively. The royalty fees were reflected as a component of cost of product revenue.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended March 31, 2022 and 2021, $1,097 and $547 in royalty fees were incurred related to the Mayo Agreement, respectively. During the six months ended March 31, 2022 and 2021, $1,836 and $2,691 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

Notes to Condensed Financial Statements

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

On April 29, 2022, the district court issued an order ruling on several motions brought by the parties to exclude evidence from the trial, granting many of the Company’s requests to exclude certain evidence, and denying PMT’s exclusion requests.

Trial has been postponed from December 2021 to August of 2022. The Company intends to continue to defend itself vigorously and to continue to aggressively prosecute its affirmative counterclaim against PMT. The outcome of any claim against the Company by PMT was not estimable as of the issuance of these financial statements.

Facility Leases

Headquarters Lease

On October 7, 2019, the Company entered into a non-cancellable lease agreement (the “Minnesota Lease”) with Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (together, the “Landlord”) pursuant to which the Company has agreed to lease office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Minnesota Lease ending 65 months after such date, unless terminated earlier (the “Term”). The initial base rent for the Premises is $6,410 per month for the first 17 months, increasing to $7,076 per month by the end of the Term. In addition, as long as the Company is not in default under the Minnesota Lease, the Company shall be entitled to an abatement of its base rent for the first 5 months. The Company will also pay its pro rata share of the Landlord’s annual operating expenses associated with the premises, calculated as set forth in the Minnesota Lease of which the Company is entitled to an abatement of these operating expense for the first 3 months.

Los Gatos Lease

On July 1, 2021, the Company entered into a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The term of the Los Gatos Lease is eighteen months. The facility space under the Los Gatos Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the Los Gatos Lease is approximately $4,241.

San Jose Lease:

On December 30, 2020, the Company entered into a non-cancellable lease agreement for short term office space in San Jose, California (the “San Jose Lease”) for a three month initial term. After March 31, 2021, the San Jose Lease was cancellable upon a 30-day notice to the landlord. The Company took possession of the office space on January 1, 2021 and the San Jose Lease was terminated upon the commencement of the Los Gatos Lease discussed above. The base rent under the San Jose Lease was $504 per month.

During the three and six months ended March 31, 2022, rent expense associated with the facility leases amounted to $43,085 and $86,130, respectively. During the three and six months ended March 31, 2021, rent expense associated with the facility leases amounted to $31,800 and $61,261, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the six months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$64,871	$38,462
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2022	As of September 30, 2021

Right-of-use assets	$236,043	$288,948

Lease liabilities	$260,669	$315,673

Weighted average remaining lease term (years)	2.7	3.1
Weighted average discount rate	6.8%	6.7%

Maturity of the lease liabilities was as follows:

Calendar Year	As of March 31, 2022
2022	$98,785
2023	82,333
2024	84,391
2025	21,227
Total lease payments	286,736
Less imputed interest	(26,067)
Total	260,669
Short-term portion	(104,626)
Long-term portion	$156,043

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	As of March 31, 2022	As of September 30, 2021
Prepaid expenses	$315,099	$151,109
Deferred offering costs	—	92,934
Total	$315,099	$244,043

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2021	12-13 years	$134,207
Less: amortization		(11,158)
Net Intangibles, March 31, 2022		$123,049

Amortization expense was $5,579 and $11,158 for the three and six months ended March 31, 2022, respectively, and $5,579 and $11,158 for the three and six months ended March 31, 2021, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2022	As of September 30, 2021
Equipment and furniture	$417,645	$311,486
Software	1,895	1,895
Total property and equipment	419,540	313,381
Less accumulated depreciation	(132,586)	(90,052)
Property and equipment, net	$286,954	$223,329

Depreciation expense was $22,952 and $42,534 for the three months and six months ended March 31, 2022, respectively, and $13,715 and $26,872 for the three and six months ended March 31, 2021, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2022 and September 30, 2021:

	As of March 31, 2022	As of September 30, 2021
Accrued payroll	$188,735	$376,236
Operating lease liability, short term	104,626	112,778
Royalty Payments	38,598	72,083
Other	30,000	83,152
Total	$361,959	$644,249

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

Notes to Condensed Financial Statements

(unaudited)

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

Notes to Condensed Financial Statements

(unaudited)

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

At inception of the Zimmer Development Agreement through March 31, 2022, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of zero and $20,113 during the three month periods ended March 31, 2022 and 2021, respectively, and $6,374 and $42,387 during the six month periods ending March 31, 2022 and 2021, respectively, in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows during the six months ended as of March 31, 2022 and 2021:

	2022	2021
Deferred Revenue
Balance as of beginning of period – September 30	$8,622	$73,434
Revenue recognized	(6,374)	(42,387)
Balance as of end of period – March 31	$2,248	$31,047

The remaining performance obligations reflected in deferred revenue as of March 31, 2022 are expected to be completed in the second half of fiscal year 2022.

Product Revenue

Product revenue related to its Strip/Grid Products, SEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the three and six month periods ended March 31, 2022 was $36,584 and $70,332, respectively. Product revenue recognized during the three and six month periods ended March 31, 2021 was $18,240 and $89,714, respectively.

 Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $113,197 and $174,532 for the three and six month periods ended March 31, 2022, respectively. Total advertising expense amounted to $113,140 and $142,147 for the three and six month periods ended March 31, 2021, respectively.

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

Notes to Condensed Financial Statements

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

ii.	Revised Optional Conversion Terms – The Second 2019 Paulson Notes Amendment provided that the amount of shares to be received upon the a subscriber’s optional conversion of the 2019 Paulson Notes prior to a 2019 Qualified Financing (as defined in the 2019 Paulson Notes) would have equalled: (1) the Outstanding Balance as defined below of such subscriber’s 2019 Paulson Note elected by the subscriber to be converted divided by (2) an amount equal to 0.6 multiplied by the volume weighted average price of the common stock for the ten (10) trading days immediately preceding the date of conversion; and

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

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the six month period ended March 31, 2021 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The 2019 Paulson Notes were not outstanding during the six month period ended March 31, 2022.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the six months ended March 31, 2021 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NOTE 9 – Stock-Based Compensation

During the three and six month periods ended March 31, 2022 and 2021, stock-based compensation expense related to stock-based awards was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
General and administrative	$194,874	$253,586	$357,875	$435,379
Research and development	37,842	72,773	77,913	136,809
Total stock-based compensation expense	$232,716	$326,359	$435,788	$572,188

Stock Options

During the three month periods ended March 31, 2022 and 2021, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 60,000 and 580,002 stock options, respectively, to its officers and employees. During the six month periods ended March 31, 2022 and 2021, the Company granted 62,000 and 621,671, respectively, to its officers, employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that a certain milestone is met. The grant date fair value of the grants issued during the three month periods ended March 31, 2022 and 2021 was $1.00 and $3.02 per share, respectively. The grant date fair value of the grants issued during the six month periods ended March 31, 2022 and 2021 was $1.03 and $2.92 per share, respectively.

The total expense for the three months ended March 31, 2022 and 2021 related to stock options was $145,421 and $217,466, respectively. The total expense for the six months ended March 31, 2022 and 2021 related to stock options was $307,782 and $317,612, respectively. The total number of stock options outstanding as of March 31, 2022 and September 30, 2021 was 1,162,059 and 1,122,560, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six month period ended March 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Expected stock price volatility	53.5%	56.0%	53.5%	55.9%
Expected life of options (years)	6.1	6.1	6.1	6.0
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	1.6%	0.6%	1.6%	0.6%

During the three month periods ended March 31, 2022 and 2021, 182,217 and 34,752 stock options vested, respectively, and 9,167 and 10,146 stock options were forfeited during these periods, respectively. During the six month periods ended March 31, 2022 and 2021, 201,060 and 106,527 stock options vested, respectively and 22,501 and 10,146 stock options were forfeited during these periods, respectively. During the three and six months ended March 31, 2021, 758 stock options were exercised with an intrinsic value of $955. No options were exercised during the three and six months ended March 31, 2022.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

During the three and six months ended March 31, 2022, the Company granted an aggregate of 355,950 restricted stock units (“RSUs”) to certain officers and employees under the 2017 Plan. The weighted average grant date fair value of the RSU granted during the three and six months ended March 31, 2022 was $2.10 per unit. The RSUs vest over a three year period with 50 percent vesting on the first anniversary of the grant date and the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.  No RSUs were granted during the three and six month periods ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, 3,444 and 7,992 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the six months ended March 31, 2022 and 2021, 9,088 and 16,376 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended March 31, 2022 and 2021 related to these RSUs was $87,295 and $40,493, respectively. The total expense for the six months ended March 31, 2022 and 2021 related to these RSUs was $128,006 and $83,576, respectively.

Other Stock-Based Awards

In August 2020, an additional consulting agreement was executed whereby 40,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vested over a six-month period. As of March 31, 2021, 40,000 shares were vested under this agreement of which 13,334 and 33,334 shares vested during the three and six month periods ended March 31, 2021, respectively. Compensation expense related to the stock award granted under this consulting agreement amounted to $68,400 and $171,000 for the three and six months ended March 31, 2021, respectively, and was included in the total stock-based compensation expense.

No other stock-based awards were issued during the three and six month periods ended March 31, 2022 and no expense associated with stock awards was recorded during the three and six months ended March 31, 2022.

Inducement Plan

On October 4, 2021, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

General

As of March 31, 2022, 1,880,777 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $2,035,046 as of March 31, 2022. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.6 years.

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by a network of financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of March 31, 2022, the Company had no deposits in excess of federally insured amounts.

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and SEEG Products.

NOTE 11 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2022 and 2021 was zero percent. As a result of the analysis of all available evidence as of March 31, 2022 and September 30, 2021, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2022 and 2021. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

2021 Private Placement

On January 12, 2021, the Company entered into a Common Stock and Warrant Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 4,166,682 shares common stock, and warrants to purchase an aggregate of 4,166,682 shares of Common Stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of Common Stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants are exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. The 2021 Private Placement closed on January 14, 2021.

Warrant Activity and Summary

The following table summarizes warrant activity during the six month period ended March 31, 2022:

		Exercise	Weighted Average	Weighted Average
	Warrants	Price Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2021	7,503,808	$5.25- $9.00	$6.06	3.23
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited/Expired	(750,364)	$5.40	$5.40	—
Outstanding and exercisable at March 31, 2022	6,753,444	$5.25-$9.00	$6.14	3.07

NOTE 13 – Deferred Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through March 31, 2022.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions to the 401K Plan to satisfy certain non-discrimination tests was $30,697 and $14,803 during the three and six month periods ending March 31, 2022 and 2021, respectively.

NOTE 14 – Subsequent Events

TBD

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	the timing of and our ability to obtain and maintain regulatory clearance of our cortical strip, grid and depth electrode technology, including our ability to obtain 510(k) clearance for use of its Evo sEEG electrode technology for less than 30 days;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the impact of the COVID-19 pandemic and resulting macroeconomic conditions, including supply chain disruptions, labor shortages and inflationary pressures, on our business;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	the outcome of legal proceedings with PMT Corporation (“PMT”);

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

In November 2021, the Company submitted a request to the FDA seeking a 510(k) clearance for use of its Evo sEEG electrode technology for less than 30 days. On March 11, 2022, the Company received a letter via email from the FDA that the FDA had denied the Company’s 510(k) application based on a finding of non-substantial equivalence based on their analysis of the methodology used for exhaustive extraction testing. The FDA letter stated the Company has not demonstrated that the sEEG Electrode for less than 30-day use is substantially equivalent to the predicate device (sEEG Electrode for less than 24 hours K211367). The FDA also stated that the Company may re-submit a new 510(k) if it has biocompatibility data it believes can show its device to be substantially equivalent.

The Company filed an appeal of this decision to a higher level within the FDA, which places the submission on hold until a decision is made. This process may take up to 60 days from date of the appeal before an FDA decision is reached.

The Company has stated previously that it expected to be commercial ready with the Evo sEEG electrode in the first calendar quarter of 2022 pending FDA clearance. The Company now expects that additional time will be required and will continue to work with the FDA in pursuit of 510(k) clearance.

The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. The Company sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021. Our other products are still under development.

Prior to FDA approval or clearance of certain of our products, our primary activities were limited to, and our limited resources were dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting research and development activities.

We have incurred losses since inception. As of March 31, 2022, we had an accumulated deficit of $46.7 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Corporate Updates

In November 2021, the Company submitted a request to the FDA seeking a 510(k) clearance for use of its Evo sEEG electrode technology for less than 30 days. On March 11, 2022, the Company received a letter via email from the FDA that the FDA had denied the Company’s 510(k) application based on a finding of non-substantial equivalence based on their analysis of the methodology used for exhaustive extraction testing. The FDA letter stated the Company has not demonstrated that the sEEG Electrode for less than 30-day use is substantially equivalent to the predicate device (sEEG Electrode for less than 24 hours K211367). The FDA also stated that the Company may re-submit a new 510(k) if it has biocompatibility data it believes can show its device to be substantially equivalent.

The Company filed an appeal of this decision to a higher level within the FDA, which places the submission on hold until a decision is made. This process may take up to 60 days from date of the appeal before an FDA decision is reached.

The Company has stated previously that it expected to be commercial ready with the Evo sEEG electrode in the first calendar quarter of 2022 pending FDA clearance. The Company now expects that additional time will be required and will continue to work with the FDA in pursuit of 510(k) clearance.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021, and signed a contract with RBC Medical Innovations to develop and manufacture hardware (a radio frequency generator) for the system in the third calendar quarter of 2021. We are targeting the third calendar quarter of 2022 for completion of a prototype of hardware, with the submission of an application for FDA clearance in early calendar 2023. We also completed an animal feasibility study at Emory University in September 2021 and additional animal studies are planned. Subsequent to the end of the fiscal quarter, we also announced that we have surpassed five years of accelerated aging testing for our recording electrodes.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. COVID-19 and its variants continue to impact the United States and the world. As a result of the COVID-19 pandemic, the Company has experienced delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, and research and development operations. For example:

●	development of our technology has been and may continue to be delayed further into fiscal 2022 due to interruptions in global manufacturing and shipping as a result of the COVID-19 pandemic and macroeconomic conditions, including as one of our key manufacturing partners and one of the Company’s suppliers had staffing issues leading to delays in the Company’s development builds and delays in shipping product;

●	the Company’s own staff has been impacted by infections and mandatory quarantines;

●	the Company is currently experiencing and may continue to experience product shortages of its primary component, polyimide film, due to supply chain shortages attributed to COVID related issues;

●	the Company is experiencing and may continue to experience delays in timelines for product availability and delivery from vendors, including related to staffing shortages, both generally and due to employee illness, and due to increases in demand from other larger or more longstanding customers of our suppliers placing large orders due to concerns with supply chain disruption and the impact of COVID-19.

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

The COVID-19 pandemic may also impact our ability to secure additional financing. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in the remainder of fiscal year 2022 and beyond.

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

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value included the change in fair value of the 2019 Paulson Notes while they were outstanding.

Other Income

 Other income primarily consists of interest income related to our cash deposits and proceeds outside of normal operating activity relating to legal settlements and sales of non-commercial supplies.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of operations for the three-months ended March 31, 2022 and 2021, respectively.

	For the three months ended March 31, (unaudited)
	2022	2021	Period to Period Change
Product revenue	$36,584	$18,240	$18,344
Cost of product revenue	72,807	39,363	33,444
Product gross profit (loss)	(36,223)	(21,123)	(15,100)

Collaborations revenue	—	20,113	(20,113)

Operating expenses:
Selling, general and administrative	1,818,207	1,313,252	504,955
Research and development	1,205,380	1,081,429	123,951
Total operating expenses	3,023,587	2,394,681	628,906
Loss from operations	(3,059,810)	(2,395,691)	(664,119)
Other income	1,743	1,775	(32)
Loss before income taxes	(3,058,067)	(2,393,916)	(664,151)
Provision for income taxes	—	—	—
Net loss	$(3,058,067)	$(2,393,916)	$(664,151)

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $37,000 and $(36,000), respectively, during the three months ended March 31, 2022. Product revenue and product gross profit (loss) was $18,000 and $(21,000), respectively, during the three months ended March 31, 2021. The product revenue during the second quarter of 2022 related to the sale of our Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was $20,000 for the three months ended March 31, 2021. Revenue during the prior year period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the second quarter of fiscal year 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the three months ended March 31, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2022, compared to $1.3 million for the three months ended March 31, 2021. The $0.5 million increase was primarily due to investor relations costs of $0.3 million, litigation support and other legal costs of $0.2 million and sales and marketing expenses of $0.1 million, offset in part by a decrease in administrative personnel expenses of $0.1 million.

Research and development expenses

Research and development expenses were $1.2 million for the three months ended March 31, 2022, compared to $1.1 million during for the three months ended March 31, 2021. The $0.1 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

Other Income

Other income during the three months ended March 31, 2022 related to interest income on our cash deposits in the amount of $2,000. Other income during the three months ended March 31, 2021 consisted of proceeds from the sale of certain supplies in the amount of $2,000.

Comparison of the Six Months Ended March 31, 2022 and 2021

The following table sets forth the results of operations for the six months ended March 31, 2022 and 2021, respectively.

	For the six months ended March 31, (unaudited)
	2022	2021	Period to Period Change
Product revenue	$70,332	$89,714	$(19,382)
Cost of product revenue	119,651	148,494	(28,843)
Product gross profit (loss)	(49,319)	(58,780)	9,461

Collaborations revenue	6,374	42,387	(36,013)

Operating expenses:
Selling, general and administrative	3,560,348	2,507,112	1,053,236
Research and development	2,265,842	2,015,587	250,255
Total operating expenses	5,826,190	4,522,699	1,303,491
Loss from operations	(5,869,135)	(4,539,092)	(1,330,043)
Interest expense	—	(3,053)	3,053
Net valuation change of instruments measured at fair value	—	1,974	(1,974)
Other income	3,593	186,775	(183,182)
Loss before income taxes	(5,865,542)	(4,353,396)	(1,512,146)
Provision for income taxes	—	—	—
Net loss	$(5,865,542)	$(4,353,396)	$(1,512,146)

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $70,000 and $(49,000) during the six months ended March 31, 2022, respectively. Product revenue and product gross profit (loss) was $90,000 and $(59,000) during the six months ended March 31, 2021, respectively. The product revenue consisted of Strip/Grid Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was $6,000 and $42,000 for the six months ended March 31, 2022 and 2021, respectively. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during these six month periods. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.6 million for the six months ended March 31, 2022, compared to $2.5 million for the six months ended March 31, 2021. The $1.1 million increase was primarily due to higher investor relations costs of $0.3 million, litigation support and other legal costs $0.5 million, sales and marketing expenses of $0.1 million and insurance and other operating expenses and fees of $0.2 million.

Research and development expenses

Research and development expenses were $2.3 million for the six months ended March 31, 2022, compared to $2.0 million for the six months ended March 31, 2021. The $0.3 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products and to a lesser extent Strip/Grid Products.

Interest expense

Interest expense for the six months ended March 31, 2021 was $3,000 and consisted of issuance costs in connection the 2019 Paulson Notes. We did not incur interest expense during the current six month period.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the six months ended March 31, 2021 was a benefit of $2,000 related to the 2019 Paulson Notes that were measured at fair value. The change was due to accrued interest on these convertible notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of these notes while outstanding. There was no net valuation change of instruments measured at fair value during the six month period ended March 31, 2022 as there were no instruments measured at fair value during the current year period.

Other Income

Other income during the six months ended March 31, 2022 consisted of $4,000 related primarily to interest income attributed to our cash deposits.

Other income during the six months ended March 31, 2021 consisted principally of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million and proceeds received from the sale of certain supplies in the amount of $2,000.

Liquidity and Capital Resources

Overview

As of March 31, 2022, our principal source of liquidity consisted of cash deposits of $12.9 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “—Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash to date have been limited collaboration and product revenues and proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

October 2021 Underwritten Public Offering

On October 13, 2021, we entered into an underwriting agreement relating to the issuance and sale of 3,750,000 shares of our common stock at a price to the public of $3.20 per share (the “October 2021 Underwritten Public Offering”). In addition, under the terms of the underwriting agreement, we granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 562,500 shares of common stock on the same terms. The base offering closed on October 15, 2021, and the sale of 422,057 shares of common stock subject to the underwriter’s overallotment option closed on November 15, 2021. The gross proceeds from this offering were approximately $13.4 million prior to deducting underwriting discounts and other offering expenses payable by us.

2021 Private Placement

On January 12, 2021, we entered into a purchase agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2021 Private Placement”), agreed to issue and sell an aggregate of 4,166,682 shares of the common stock of the Company, and warrants to purchase an aggregate of 4,166,682 shares of common stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of common stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants became immediately exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. Prior to expiration, subject to the terms and conditions set forth in the 2021 Warrants, the holders of such 2021 Warrants may exercise the 2021 Warrants for shares of common stock by providing notice to the Company and paying the exercise price per share for each share so exercised or by utilizing the “cashless exercise” feature contained in each 2021 Warrant. The 2021 Private Placement closed on January 14, 2021.

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

At March 31, 2022, we had approximately $12.9 million in cash deposits. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm and our former independent registered public accounting firm included explanatory paragraphs in the reports on our financial statements as of and for the years ended September 30, 2021 and 2020, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the six Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(5,900,727)	$(4,284,102)
Net cash used by investing activities	(154,810)	(2,059)
Net cash provided by financing activities	12,023,282	11,523,949
Net increase in cash	$5,967,745	$7,237,788

Net cash used in operating activities

Net cash used in operating activities was $5.9 million for the six months ended March 31, 2022, which consisted of a net loss of $5.9 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $0.5 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.6 million. The change in operating assets and liabilities was primarily attributable to a net decrease in accrued expenses and to an increase in inventory and prepaid expenses attributed to both the timing of payments and the timing of product sales.

Net cash used in operating activities was $4.3 million for the six months ended March 31, 2021, which consisted of a net loss of $4.4 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes and operating lease expense, totaling approximately $0.6 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.6 million. The change in operating assets and liabilities was primarily attributable to a net decrease in accounts payable and accrued expenses attributed to the timing of payments.

Net cash used by investing activities

Net cash used by investing activities was $0.2 million and $2,000 during the six months ended March 31, 2022 and 2021, respectively, and consisted of outlays for purchases of equipment in the current period six month period vs. the purchase of furniture during the prior six month period.

Net cash provided by financing activities

Net cash provided by financing activities was $12.0 million for the six months ended March 31, 2022, which consisted of net proceeds from the October 2021 Underwritten Public Offering.

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

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 11 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 11 – Income Taxes” in Part II, Item 8 “Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d- 15(e) promulgated under the Exchange Act as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies – Legal” of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors set forth blow and discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial conditions and/or operating results.

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on Nasdaq.

In May 2021, we successfully listed our common stock on Nasdaq. However, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including maintaining a minimum closing bid price of $1.00 per share. Since April 25, 2022, the closing price of our common stock has been below $1.00. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although Nasdaq could require a longer period. If we fail to maintain compliance with the minimum closing bid price requirement, or any other of the continued listing requirements of Nasdaq, the exchange may take steps to de-list our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2022

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)