Form 10-K/A
period 2021-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2022-05-31
CIK 1500198

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission on December 15, 2021 (the “Original Form 10-K”), solely to correct an error in the content of Baker Tilly US, LLP’s Report of Independent Registered Public Accounting Firm.

Beyond this correction, there have been no changes to the financial or other information contained in the Original Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NeuroOne Medical Technologies Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NeuroOne Medical Technologies Corporation (the "Company") as of September 30, 2021, the related statements of operations, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The accounting guidance for determining the proper classification of warrants is highly complex and subject to interpretation. A slight variation in the terms and conditions of the warrants could result in the warrants being classified as a liability, which would also impact the statement of operations, as the subsequent accounting for warrants treated as liabilities is significantly different from those classified as permanent equity.

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

(3) Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 *	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	Restricted Stock Purchase Agreement by and between NeuroOne, Inc. and Thomas Bachinski, dated as of April 10, 2017 (incorporated by reference to Exhibit 10.13 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.6 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.7 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.9 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.10 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.11 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.12 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.13 +	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.14	Form of Capital Stock Purchase Warrant pursuant to August 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.15	Form of Capital Stock Purchase Warrant issued pursuant to October 2017 Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.16	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.17	Form of Replacement Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.18	Form of Additional Warrant issued pursuant to August 2017 Subscription Agreement, as amended (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on March 16, 2018)

10.19 +	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to 10-K filed April 16, 2018)

10.20	Form of Warrant (incorporated by reference to Exhibit 4.1 to 8-K filed July 13, 2018)

10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to 8-K filed July 13, 2018)

10.22 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

10.23	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.25 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.26	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2019)

10.27	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.28	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.29	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.31	Form of Common Stock Purchase Warrant issued pursuant to November 2019 Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on November 7, 2019)

10.32	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.33	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.34	Exclusive Development and Distribution Agreement dated as of July 20, 2020 by and between the Company and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 22, 2020).

10.35 +	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 7, 2021).

10.36	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021).

10.37	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021).

10.38	Underwriting Agreement, dated October 13, 2021, between NeuroOne Medical Technologies Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on October 14, 2021).

10.39	Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated January 6, 2021 (incorporated by reference to Exhibit 10.39 on the Registrant’s Annual Report on Form 10-K filed on December 15, 2021).

16.1	Letter from BDO USA, LLP (incorporated by reference to Exhibit 16 on the Registrant’s Current Report on Form 8-K filed on June 24, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 on the Registrant’s Annual Report on Form 10-K filed on December 15, 2021).

23.1	Consent of Baker Tilly US, LLP

23.2	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

(b)	The exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2022	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	May 31, 2022
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	May 31, 2022
Ronald McClurg	(Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	May 31, 2022
Paul Buckman

/s/ EDWARD ANDRLE	Member of the Board of Directors	May 31, 2022
Edward Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	May 31, 2022
Jeffrey Mathiesen