Form 10-Q
period 2022-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2022-08-11
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of August 9, 2022 was 16,209,232.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of June 30, 2022	As of September 30, 2021
	(unaudited)
Assets
Current assets:
Cash	$10,178,233	$6,901,346
Accounts receivable	—	48,336
Inventory	454,285	98,287
Prepaid and other assets	296,571	244,043
Total current assets	10,929,089	7,292,012
Intangible assets, net	117,471	134,207
Right-of-use assets	208,928	288,948
Property and equipment, net	315,260	223,329
Total assets	$11,570,748	$7,938,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325,027	$528,829
Accrued expenses	487,244	644,249
Deferred revenue	2,248	8,622
Total current liabilities	814,519	1,181,700
Operating lease liabilities	137,959	202,895
Total liabilities	952,478	1,384,595

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2022 and September 30, 2021; no shares issued or outstanding as of June 30, 2022 and September 30, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2022 and September 30, 2021; 16,194,616 and 12,010,019 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively.	16,195	12,010
Additional paid–in capital	60,054,543	47,369,090
Accumulated deficit	(49,452,468)	(40,827,199)
Total stockholders’ equity	10,618,270	6,553,901
Total liabilities and stockholders’ equity	$11,570,748	$7,938,496

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenue	$32,049	$40,096	$102,381	$129,810
Cost of product revenue	38,462	61,935	158,113	210,429
Product gross profit (loss)	(6,413)	(21,839)	(55,732)	(80,619)

Collaborations revenue	—	17,451	6,374	59,838

Operating expenses:
Selling, general and administrative	1,529,670	2,129,474	5,090,018	4,636,586
Research and development	1,225,351	901,134	3,491,193	2,916,721
Total operating expenses	2,755,021	3,030,608	8,581,211	7,553,307
Loss from operations	(2,761,434)	(3,034,996)	(8,630,569)	(7,574,088)
Interest expense	—	—	—	(3,053)
Net valuation change of instruments measured at fair value	—	—	—	1,974
Other income	1,707	83,387	5,300	270,162
Loss before income taxes	(2,759,727)	(2,951,609)	(8,625,269)	(7,305,005)
Provision for income taxes	—	—	—	—
Net loss	$(2,759,727)	$(2,951,609)	$(8,625,269)	$(7,305,005)

Net loss per share:
Basic and diluted	$(0.17)	$(0.25)	$(0.54)	$(0.71)
Number of shares used in per share calculations:
Basic and diluted	16,193,442	11,959,101	15,927,734	10,269,216

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2020	7,393,637	$7,394	$32,937,809	$(30,879,031)	$2,066,172
Issuance of common stock upon conversion of convertible notes	292,754	293	1,004,939	—	1,005,232
Issuance cost settlement in connection with private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	245,829	—	245,829
Issuance of common stock upon vesting of restricted stock units	10,450	10	(10)	—	—
Net loss	—	—	—	(1,959,480)	(1,959,480)
Balance at December 31, 2020	7,696,841	7,697	34,238,967	(32,838,511)	1,408,153
Issuance of common stock in connection with private placement	4,166,682	4,167	8,825,069	—	8,829,236
Issuance of warrants in connection with private placement	—	—	3,670,764	—	3,670,764
Issuance costs in connection with private placement	—	—	(1,198,080)	—	(1,198,080)
Stock-based compensation	—	—	326,359	—	326,359
Exercise of warrants	39,905	40	212,459	—	212,499
Exercise of stock options	758	—	4,998	—	4,998
Issuance of common stock upon vesting of restricted stock units	6,131	6	(6)	—	—
Net loss	—	—	—	(2,393,916)	(2,393,916)
Balance at March 31, 2021	11,910,317	11,910	46,080,530	(35,232,427)	10,860,013
Stock-based compensation	51,328	51	878,801	—	878,852
Issuance of common stock upon vesting of restricted stock units	7,814	8	(8)	—	—
Exercise of stock options	780	1	5,147	—	5,148
Exercise of stock warrants	11,141	11	62,490	—	62,501
Net loss	—	—	—	(2,951,609)	(2,951,609)
Balance at June 30, 2021	11,981,380	$11,981	$47,026,960	$(38,184,036)	$8,854,905

Balance at September 30, 2021	12,010,019	$12,010	$47,369,090	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—	—	(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	16,188	59,566,286	(43,634,674)	15,947,800
Stock-based compensation	—	—	232,716	—	232,716
Issuance of common stock upon vesting of restricted stock units	3,447	3	(3)	—	—
Net loss	—	—	—	(3,058,067)	(3,058,067)
Balance at March 31, 2022	16,191,169	16,191	59,798,999	(46,692,741)	13,122,449
Stock-based compensation	—	—	255,548	—	255,548
Issuance of common stock upon vesting of restricted stock units	3,447	4	(4)	—	—
Net loss	—	—	—	(2,759,727)	(2,759,727)
Balance at June 30, 2022	16,194,616	$16,195	$60,054,543	$(49,452,468)	$10,618,270

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(8,625,269)	$(7,305,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	85,198	58,385
Stock-based compensation	691,336	1,451,040
Issuance costs attributed to financing activities	—	3,053
Revaluation of convertible notes	—	(1,974)
Non-cash lease expense	80,020	41,056
Payroll protection program loan forgiveness		(83,333)
Change in assets and liabilities:
Accounts receivable	48,336	(40,096)
Inventory	(355,998)	(52,182)
Prepaid and other assets	(145,462)	(45,620)
Accounts payable	(87,197)	(466,128)
Accrued expenses, deferred revenue, operating leases and other liabilities	(228,315)	(132,716)
Net cash used in operating activities	(8,537,351)	(6,573,520)
Investing activities
Purchase of fixed assets	(209,044)	(31,970)
Net cash used in investing activities	(209,044)	(31,970)
Financing activities
Issuance costs related to convertible notes	—	(3,053)
Proceeds from issuance of common stock in connection with public offering and private placements	13,350,582	8,829,236
Proceeds from issuance of warrants in connection with private placement	—	3,670,764
Exercise of warrants	—	275,000
Exercise of stock options	—	10,146
Deferred offering costs	—	(24,179)
Issuance costs related to public offering and private placements	(1,327,300)	(1,198,080)
Net cash provided by financing activities	12,023,282	11,559,834
Net increase in cash	3,276,887	4,954,344
Cash at beginning of period	6,901,346	4,036,397
Cash at end of period	$10,178,233	$8,990,741

Supplemental non-cash financing and investing transactions:
Conversion of convertible notes into equity	$—	$1,005,232
Unpaid issuance costs and non-cash adjustments attributed to convertible notes and private placements	$—	$50,400
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$24,980	$—

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

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. The development of the Company’s technology was delayed in the first quarter due to interruptions in global manufacturing and shipping as a result of the COVID-19 pandemic. Additionally, the Company’s own staff has been impacted by infections and mandatory quarantines. Testing and clinical trials, manufacturing, component supply, shipping and research and development operations may be further impacted by the continuing effects of COVID-19.

The lingering impacts of COVID-19 throughout 2021 and into 2022 have impeded global supply chains and resulted in inflationary cost increases. These broad-based inflationary impacts have increased the manufacturing costs of our products and product candidates. We expect these inflationary impacts to continue for the foreseeable future,

In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have contributed to significant volatility and negative pressure in financial markets, and could have a lasting impact on regional and global economies, and may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the duration of fiscal year 2022 and beyond.

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

Reverse Stock Split

On March 11, 2021, the Company’s Board of Directors (the “Board”) approved a one-for-three reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 (“common stock”) effective end-of-day March 31, 2021 (the “Reverse Stock Split”).

All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. The common stock par value and additional paid-in-capital line items contained in the financial statements were adjusted to account for the Reverse Stock Split for all periods presented. Lastly, the authorized shares and par value per share of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of $49.5 million as of June 30, 2022. The Company has not established a source of revenues to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

As of June 30, 2022 and September 30, 2021, the fair values of cash, accounts receivable, inventory, prepaid expenses, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2022 and 2021.

The following table provides a roll-forward of the convertible notes at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended June 30, 2021. There were no convertible notes outstanding during the nine months ended June 30, 2022.

2021
Convertible notes
Balance as of beginning of period – September 30, 2020	$1,007,206
Change in fair value including accrued interest	(1,974)
Conversion of convertible promissory notes to common stock	(1,005,232)
Balance as of end of period – June 30, 2021	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to general and administrative expenses over the expected useful life of the acquired technology.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended June 30, 2022 and 2021.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2022 and 2021:

	2022	2021
Warrants	6,753,444	7,503,808
Stock options	1,245,582	1,162,838
Restricted stock units	443,670	18,176

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030. During the three months ended June 30, 2022 and 2021, $37,500 and $25,000 in royalty fees were incurred related to the WARF License, respectively. During each of the nine month periods ended June 30, 2022 and 2021, $100,000 in royalty fees were incurred related to the WARF License. The royalty fees were reflected as a component of cost of product revenue.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended June 30, 2022 and 2021, $962 and $1,203 in royalty fees were incurred related to the Mayo Agreement, respectively. During the nine months ended June 30, 2022 and 2021, $2,798 and $3,894 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

On April 18, 2018, Mr. Christianson, the Company and NeuroOne, Inc. filed a motion for dismissal, which was heard by the Court on October 11, 2018. The motion for dismissal stated that: the contract claims against Mr. Christianson fail because his agreement was not supported by consideration; the Minnesota Uniform Trade Secrets Act preempts plaintiff’s claims for unfair competition, civil conspiracy and unjust enrichment; plaintiff fails to state a claim regarding alleged breach of the duties of loyalty and good faith/fair dealing; plaintiff cannot legally obtain a constructive trust; plaintiff has insufficiently pled its tortious interference claims; and Plaintiff has not stated a claim for unfair competition. On January 7, 2019, the judge granted the motion for dismissal with respect to PMT’s claim for breach of the duty of good faith and fair dealing and denied the motion for dismissal with respect to the other claims presented.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

On July 16, 2019, the defendants served PMT with a joint notice of motion for sanctions seeking a variety of sanctions for litigation misconduct including, but not limited to, dismissal of the case and an award of attorneys’ fees. The Company, NeuroOne Inc and Mr. Christianson further moved for summary judgment on all remaining claims asserted against them as well as for leave to assert counterclaims against PMT for abuse of process. Following hearings on the dispositive motions and defendants’ sanctions motion, the district court granted the Company’s motion for sanctions on April 29, 2020. Additionally, the district court granted the Company’s motion for summary judgment in part with respect to the counts for Christianson’s breach of non-confidentiality agreement and denied the Company’s motion for summary judgment on all other counts.

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

On May 27, 2021 PMT, moved for summary judgment on defendants’ claims for abuse of process and punitive damages, and on August 5, 2021, the district court granted PMT’s motion to dismiss the Company’s abuse of process and punitive damage claims.

On April 29, 2022, the district court issued an order ruling on several motions brought by the parties to exclude evidence from the trial, granting many of the Company’s requests to exclude certain evidence, and denying PMT’s exclusion requests.

On July 26, 2022, the Special Master appointed by the district court issued an order striking PMT’s attempt to supplement its trade secret claim by adding thirteen new trade secret claims which it never disclosed during discovery. The Special Master found that the attempt by PMT’s fourth set of lawyers to add claims on the eve of trial was both untimely and unfairly prejudicial to the Company. In addition, the Special Master found the alleged trade secrets were too vague and indefinite to constitute actionable trade secrets.

Trial was postponed from December 2021 to August 22, 2022. The Company intends to continue to defend itself vigorously. The outcome of any claim against the Company by PMT was not able to be estimated as of the issuance of these financial statements.

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

During the three and nine months ended June 30, 2022, rent expense associated with the facility leases amounted to $42,185 and $128,315, respectively. During the three and nine months ended June 30, 2021, rent expense associated with the facility leases amounted to $31,485 and $92,746, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the Nine Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$97,799	$58,173
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2022	As of September 30, 2021

Right-of-use assets	$208,928	$288,948

Lease liabilities	$232,011	$315,673

Weighted average remaining lease term (years)	2.5	3.1
Weighted average discount rate	6.8%	6.7%

Maturity of the lease liabilities was as follows:

Calendar Year	As of June 30, 2022
2022	$65,856
2023	82,333
2024	84,391
2025	21,227
Total lease payments	253,807
Less imputed interest	(21,796)
Total	232,011
Short-term portion	(94,052)
Long-term portion	$137,959

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	As of June 30, 2022	As of September 30, 2021
Prepaid expenses	$296,572	$151,109
Deferred offering costs	—	92,934
Total	$296,572	$244,043

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2021	12-13 years	$134,207
Less: amortization		(16,736)
Net Intangibles, June 30, 2022		$117,471

Amortization expense was $5,578 and $16,736 for the three and nine months ended June 30, 2022, respectively, and $5,579 and $16,737 for the three and nine months ended June 30, 2021, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2022	As of September 30, 2021
Equipment and furniture	$471,879	$311,486
Software	1,895	1,895
Total property and equipment	473,774	313,381
Less accumulated depreciation	(158,514)	(90,052)
Property and equipment, net	$315,260	$223,329

Depreciation expense was $25,928 and $68,462 for the three months and nine months ended June 30, 2022, respectively, and $14,776 and $41,648 for the three and nine months ended June 30, 2021, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2022 and September 30, 2021:

	As of June 30, 2022	As of September 30, 2021
Accrued payroll	$287,962	$376,236
Operating lease liability, short term	94,052	112,778
Royalty Payments	75,230	72,083
Other	30,000	83,152
Total	$487,244	$644,249

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 7 – Zimmer Development Agreement

On July 20, 2020, the Company entered into an exclusive development and distribution agreement (as amended from time to time, the “Zimmer Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute the Strip/Grid Products and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, the Company granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Zimmer Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Zimmer Development Agreement, the Company is responsible for all costs and expenses related to developing the Products, and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Zimmer Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Zimmer Development Agreement, the Company is responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Zimmer Development Agreement) for such Product.

Pursuant to the Zimmer Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company.

Except where Zimmer timely delivers a Design Modification Notice pursuant to Section 1.2, if one or more of the events set forth below occurs on or before the deadline indicated for such event and the Product Availability Date (as defined in the Zimmer Development Agreement) for the SEEG Products occurs on or before June 30, 2021, then the Company shall receive the additional amount indicated for such event as part of the SEEG Exclusivity Maintenance Fee:

●	Design freeze for the SEEG Products by December 15, 2020 - $500,000

●	Acceptance of all Deliverables for SEEG Products under the Development Plan (as defined in the Zimmer Development Agreement) by April 30, 2021 - $500,000

If Zimmer timely delivers a Design Modification Notice to the Company under the Zimmer Development Agreement, and one or more of the events set forth below occurs on or before the deadline indicated for such event and the Product Availability Date for the SEEG Products occurs on or before June 30, 2021, then the Company shall receive the additional amount indicated for such event as part of the SEEG Exclusivity Maintenance Fee:

●	Acceptance of all Deliverables for SEEG Products under the Development Plan other than the Modified Connector by April 30, 2021 - $500,000

●	Acceptance of all Deliverables for SEEG Products under the Development Plan, including the Modified Connector by September 30, 2021 - $500,000

For purposes of the Zimmer Development Agreement, each of the foregoing events shall have occurred only if the Company has demonstrated the achievement of the event to Zimmer’s reasonable satisfaction. Notwithstanding the foregoing, the events in Sections 6.1(c)(ii), (iii) and (iv) of the Zimmer Development Agreement shall not be deemed to be met if FDA Approval for the SEEG Products is not received prior to the applicable deadline.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

The Product Availability Date for the SEEG Products has not yet occurred. Notwithstanding any other provision of the Zimmer Development Agreement, if the Product Availability Date for the SEEG Products has not occurred on or before June 30, 2022, Zimmer shall have the right to terminate the SEEG Distribution License by delivering written notice to the Company to that effect and, upon delivery of such notice, Zimmer shall be relieved of all of its obligations hereunder with respect to SEEG Products, including any obligation to pay the SEEG Exclusivity Maintenance Fee or to purchase, market, distribute or sell any SEEG Products. The Initial Exclusivity Fee and the SEEG Exclusivity Maintenance Fee (including any Interim Fee Bonus(es)), once paid, are non-refundable.

The Zimmer Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last of the Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company.

At inception of the Zimmer Development Agreement through June 30, 2022, the Company had identified three performance obligations under the Zimmer Development Agreement and consisted of the following: (1) the Company obligation to grant Zimmer access to its intellectual property; (2) complete SEEG Product development; and (3) complete Strip/Grid Product development. Accordingly, the Company recognized revenue in the amount of zero and $17,451 during the three month periods ended June 30, 2022 and 2021, respectively, and $6,374 and $59,838 during the nine month periods ended June 30, 2022 and 2021, respectively, in connection with the Initial Exclusivity Fee payment. The Zimmer Development Agreement was accounted for under the provisions of ASC 606, Revenue from Contracts with Customers.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement is as follows during the nine months ended as of June 30, 2022 and 2021:

	2022	2021
Deferred Revenue
Balance as of beginning of period – September 30	$8,622	$73,434
Revenue recognized	(6,374)	(59,838)
Balance as of end of period – June 30	$2,248	$13,596

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The remaining performance obligations reflected in deferred revenue as of June 30, 2022 are expected to be completed in the last quarter of fiscal year 2022.

On August 2, 2022, the Company and Zimmer entered into the Third Amendment to the Zimmer Development Agreement. See “Note 14 – Subsequent Events”.

Product Revenue

Product revenue related to its Strip/Grid Products, SEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the three and nine month periods ended June 30, 2022 was $32,049 and $102,381, respectively. Product revenue recognized during the three and nine month periods ended June 30, 2021 was $40,096 and $129,810, respectively.

 Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $43,479 and $218,011 for the three and nine month periods ended June 30, 2022, respectively. Total advertising expense amounted to $79,261 and $221,408 for the three and nine month periods ended June 30, 2021, respectively.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the nine month period ended June 30, 2021 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations. The 2019 Paulson Notes were not outstanding during the nine month period ended June 30, 2022.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the nine months ended June 30, 2021 and was recorded under the net valuation change of instruments measured at fair value in the condensed statements of operations.

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

NOTE 9 – Stock-Based Compensation

During the three and nine month periods ended June 30, 2022 and 2021, stock-based compensation expense related to stock-based awards was included in selling, general and administrative expenses and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Selling, general and administrative	$211,472	$816,033	$569,347	$1,251,412
Research and development	44,076	62,819	121,989	199,628
Total stock-based compensation expense	$255,548	$878,852	$691,336	$1,451,040

Stock Options

During the three month periods ended June 30, 2022 and 2021, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 88,690 and 81,446 stock options, respectively, to its officers and employees. During the nine month periods ended June 30, 2022 and 2021, the Company granted 150,690 and 703,117, respectively, to its officers, employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that a certain milestone is met. The grant date fair value of the grants issued during the three month periods ended June 30, 2022 and 2021 was $0.57 and $3.65 per share, respectively. The grant date fair value of the grants issued during the nine month periods ended June 30, 2022 and 2021 was $0.76 and $3.01 per share, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The total expense for the three months ended June 30, 2022 and 2021 related to stock options was $137,109 and $500,149, respectively. The total expense for the nine months ended June 30, 2022 and 2021 related to stock options was $444,891 and $817,761, respectively. The total number of stock options outstanding as of June 30, 2022 and September 30, 2021 was 1,245,582 and 1,122,560, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine month period ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected stock price volatility	53.5%	56.0%	53.5%	55.9%
Expected life of options (years)	5.3	5.9	5.6	6.0
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.8%	1.0%	2.3%	0.6%

During the three month periods ended June 30, 2022 and 2021, 64,841 and 162,266 stock options vested, respectively, and 5,167 and 21,437 stock options were forfeited during these periods, respectively. During the nine month periods ended June 30, 2022 and 2021, 265,901 and 268,793 stock options vested, respectively and 27,668 and 31,583 stock options were forfeited during these periods, respectively. During the three and nine months ended June 30, 2021, 780 and 1,538 stock options were exercised, respectively, with an intrinsic value of $1,693 and $2,648, respectively. No options were exercised during the three and nine months ended June 30, 2022.

Restricted Stock Units

During the three and nine months ended June 30, 2022, the Company granted an aggregate of 87,720 and 443,670 restricted stock units (“RSUs”) to certain directors, officers and employees under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2022 was $1.14 and $1.91 per unit, respectively. The RSUs vest over a one to three year period with some of the RSUs vesting ratably on a monthly and others vesting at 50 percent on the first anniversary of the grant date with the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.  During the three and nine month periods ended June 30, 2021, 13,776 RSUs were granted to directors at a weighted average grant date fair value of $7.26.

During the three months ended June 30, 2022 and 2021, 9,606 and 7,077 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the nine months ended June 30, 2022 and 2021, 18,694 and 23,453 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended June 30, 2022 and 2021 related to these RSUs was $118,439 and $39,702, respectively. The total expense for the nine months ended June 30, 2022 and 2021 related to these RSUs was $246,445 and $123,278, respectively.

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

No other stock-based awards were issued during the three and nine month periods ended June 30, 2022 and no expense associated with stock awards was recorded during the three and nine months ended June 30, 2022.

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

General

As of June 30, 2022, 1,709,534 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $1,927,956 as of June 30, 2022. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE 10 – Concentrations

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company’s cash is held by a network of financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions. As of June 30, 2022, the Company had no deposits in excess of federally insured amounts.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and SEEG Products.

NOTE 11 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2022 and 2021 was zero percent. As a result of the analysis of all available evidence as of June 30, 2022 and September 30, 2021, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2022 and 2021. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 12 – Stockholders’ Equity

2021 Public Offering

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

2021 Private Placement

On January 12, 2021, the Company entered into a Common Stock and Warrant Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell an aggregate of 4,166,682 shares common stock, and warrants to purchase an aggregate of 4,166,682 shares of Common Stock (the “2021 Warrants”) at an aggregate purchase price of $3.00 per share of Common Stock and corresponding warrant, resulting in total gross proceeds of $12.5 million before deducting placement agent fees and estimated offering expenses. The 2021 Warrants have an initial exercise price of $5.25 per share. The 2021 Warrants are exercisable beginning on the date of issuance and will expire on the fifth anniversary of such date. This private placement closed on January 14, 2021.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrant Activity and Summary

The following table summarizes warrant activity during the nine month period ended June 30, 2022:

		Exercise	Weighted Average	Weighted Average
	Warrants	Price Per Warrant	Exercise Price	Term (years)
Outstanding and exercisable at September 30, 2021	7,503,808	$5.25- $9.00	$6.06	3.23
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited/Expired	(750,364)	$5.40	$5.40	—
Outstanding and exercisable at June 30, 2022	6,753,444	$5.25-$9.00	$6.14	2.82

NOTE 13 – Deferred Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2022.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a nine year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions to the 401K Plan to satisfy certain non-discrimination tests was $30,697 and $14,803 during the three and nine month periods ended June 30, 2022 and 2021, respectively.

NOTE 14 – Subsequent Events

Third Amendment to Exclusive Development and Distribution Agreement with Zimmer, Inc.

On August 2, 2022, the Company entered into a Third Amendment to Exclusive Development and Distribution Agreement (the “Zimmer Amendment”) with Zimmer. Pursuant to the terms and conditions of the Zimmer Amendment, Zimmer agreed to make a $3,500,000 payment to the Company within 10 business days of the execution of the Zimmer Amendment.

On August 2, 2022, in connection with the Zimmer Amendment, the Company issued Zimmer a Warrant to Purchase Common Stock (the “2022 Zimmer Warrant”).

The 2022 Zimmer Warrant will be exercisable for up to an aggregate of 350,000 shares of the Company’s common stock. The 2022 Zimmer Warrant will have an exercise price of $3.00 per share, will be exercisable commencing six months from the issuance date, and will expire on August 2, 2027 . Subject to limited exceptions, Zimmer will not have the right to exercise any portion of the 2022 Zimmer Warrant if Zimmer, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise provided, however, that upon prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 19.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice to the Company.

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	the timing of and our ability to obtain and maintain regulatory clearance of our cortical strip, grid and depth electrode technology, including our ability to obtain 510(k) clearance for use of its Evo sEEG electrode technology for less than 30 days;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the impact of the COVID-19 pandemic and macroeconomic conditions, including supply chain disruptions, labor shortages and inflationary pressures, on our business;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	the outcome of legal proceedings with PMT Corporation (“PMT”);

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

The Company filed an appeal of this decision to a higher level within the FDA, which placed the submission on hold until a decision was made. In a letter to the Company dated May 13, 2022, the FDA stated that they were upholding their decision that the device is not substantially equivalent for extended use based on their analysis of the methodology used for exhaustive extraction testing.

The FDA also stated that the Company may submit a new 510(k) with new evidence, specifically as it relates to the subacute toxicity endpoint, to support a finding of substantial equivalence. The Company is in the process of collecting such data and intends to submit a Special 510(k) which according to FDA guidance is processed within 30 days of receipt, rather than the 90 days for a traditional 510(k). The Company expects to resubmit the application to the FDA in August 2022.

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

We have incurred losses since inception. As of June 30, 2022, we had an accumulated deficit of $49.5 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Corporate Updates

In November 2021, we submitted a request to the FDA seeking a 510(k) clearance for use of our Evo sEEG electrode technology for less than 30 days. On March 11, 2022, the FDA denied the Company’s 510(k) application based on a finding of non-substantial equivalence based on their analysis of the methodology used for exhaustive extraction testing.

We filed an appeal of this decision to a higher level within the FDA, which placed the submission on hold until a decision was made. On May 13, 2022, the FDA stated that they were upholding their decision that the device is not substantially equivalent for extended use based on their analysis of the methodology used for exhaustive extraction testing. We intend to submit a Special 510(k) which according to FDA guidance is processed within 30 days of receipt, rather than the 90 days for a traditional 510(k). We expect to resubmit the application to the FDA in August 2022.

We had stated previously that we expected to be commercial ready with the Evo sEEG electrode in the first calendar quarter of 2022 pending FDA clearance. We now expect that additional time will be required and will continue to work with the FDA in pursuit of 510(k) clearance.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021, and signed a contract with RBC Medical Innovations to develop and manufacture hardware (a radio frequency generator) for the system in the third calendar quarter of 2021. We are targeting the third calendar quarter of 2022 for completion of a prototype of hardware, with the submission of an application for FDA clearance in early calendar 2023. We also completed an animal feasibility study at Emory University in September 2021 and additional animal studies are planned. During the fiscal quarter, we also announced that we have surpassed five years of accelerated aging testing for our recording electrodes.

We continue to develop our Chronic Use electrodes and remain focused on developing a system for the treatment of chronic back pain due to failed back surgeries that provides the capabilities of recording and stimulation in a thin film electrode technology. We recently established a physician advisory board comprised of leading anesthesiologists and neurosurgeons that have extensive experience with implanting these systems. In our fiscal fourth quarter, we will convene the group to begin to develop the framework of a desired feature set customized to the advantages of our electrode technology.

Global Economic Conditions

The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. The development of our technology was delayed in the first quarter due to interruptions in global manufacturing and shipping as a result of the COVID-19 pandemic. Additionally, our own staff has been impacted by infections and mandatory quarantines. Testing and clinical trials, manufacturing, component supply, shipping and research and development operations may be further impacted by the continuing effects of COVID-19.

The lingering impacts of COVID-19 throughout 2021 and into 2022 have impeded global supply chains and resulted in inflationary cost increases. These broad-based inflationary impacts have increased the manufacturing costs of our products and product candidates. We expect these inflationary impacts to continue for the foreseeable future,

In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have contributed to significant volatility and negative pressure in financial markets, and could have a lasting impact on regional and global economies, and may have a material adverse effect on our results of future operations, financial position, and liquidity for the duration of fiscal year 2022 and beyond.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the results of operations for the three months ended June 30, 2022 and 2021, respectively.

	For the Three Months Ended June 30, (unaudited)
	2022	2021	Period to Period Change
Product revenue	$32,049	$40,096	$(8,047)
Cost of product revenue	38,462	61,935	(23,473)
Product gross profit (loss)	(6,413)	(21,839)	15,426

Collaborations revenue	—	17,451	(17,451)

Operating expenses:
Selling, general and administrative	1,529,670	2,129,474	(599,804)
Research and development	1,225,351	901,134	324,217
Total operating expenses	2,755,021	3,030,608	(275,587)
Loss from operations	(2,761,434)	(3,034,996)	273,562
Other income	1,707	83,387	(81,680)
Loss before income taxes	(2,759,727)	(2,951,609)	191,882
Provision for income taxes	—	—	—
Net loss	$(2,759,727)	$(2,951,609)	$191,882

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $32,000 and $(6,000), respectively, during the three months ended June 30, 2022. Product revenue and product gross profit (loss) was $40,000 and $(22,000), respectively, during the three months ended June 30, 2021. The product revenue during the second quarter of 2022 related to the sale of our Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was $17,000 for the three months ended June 30, 2021. Revenue during the prior year period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during the second quarter of fiscal year 2021. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products. There was no collaborations revenue recognized during the three months ended June 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.5 million for the three months ended June 30, 2022, compared to $2.1 million for the three months ended June 30, 2021. The $0.6 million decrease was primarily due to a decrease in stock-based compensation expense of $0.6 million and sales and marketing expenses of $0.1 million, offset in part by an increase in legal and public company costs of $0.1 million.

Research and development expenses

Research and development expenses were $1.2 million for the three months ended June 30, 2022, compared to $0.9 million during for the three months ended June 30, 2021. The $0.3 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products.

Other Income

Other income during the three months ended June 30, 2022 related to interest income on our cash deposits in the amount of $2,000. Other income during the three months ended June 30, 2021 was attributed to the forgiveness of the U.S. Small Business Administration Paycheck Protection Program loan in the amount of $0.1 million.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Nine Months Ended June 30, 2022 and 2021

The following table sets forth the results of operations for the nine months ended June 30, 2022 and 2021, respectively.

	For the Nine Months Ended June 30, (unaudited)
	2022	2021	Period to Period Change
Product revenue	$102,381	$129,810	$(27,429)
Cost of product revenue	158,113	210,429	(52,316)
Product gross profit (loss)	(55,732)	(80,619)	24,887

Collaborations revenue	6,374	59,838	(53,464)

Operating expenses:
Selling, general and administrative	5,090,018	4,636,586	453,432
Research and development	3,491,193	2,916,721	574,472
Total operating expenses	8,581,211	7,553,307	1,027,904
Loss from operations	(8,630,569)	(7,574,088)	(1,056,481)
Interest expense	—	(3,053)	3,053
Net valuation change of instruments measured at fair value	—	1,974	(1,974)
Other income	5,300	270,162	(264,862)
Loss before income taxes	(8,625,269)	(7,305,005)	(1,320,264)
Provision for income taxes	—	—	—
Net loss	$(8,625,269)	$(7,305,005)	$(1,320,264)

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit (loss) was $102,000 and $(56,000) during the nine months ended June 30, 2022, respectively. Product revenue and product gross profit (loss) was $130,000 and $(81,000) during the nine months ended June 30, 2021, respectively. The product revenue consisted of Strip/Grid Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred in connection with our license agreements.

Collaborations Revenue

Collaborations revenue was $6,000 and $60,000 for the nine months ended June 30, 2022 and 2021, respectively. Revenue during the period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during these nine month periods. The amount of revenue recognized related to the upfront fee was based on development completed in connection with SEEG Products, and to a lesser extent, the Strip/Grid Products.

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.1 million for the nine months ended June 30, 2022, compared to $4.6 million for the nine months ended June 30, 2021. The $0.5 million increase was primarily due to higher investor relations costs of $0.4 million, litigation support and other legal costs $0.5 million, sales and marketing expenses of $0.1 million and insurance and other operating expenses and fees of $0.2 million, offset in part by stock-based compensation of $0.7 million.

Research and development expenses

Research and development expenses were $3.5 million for the nine months ended June 30, 2022, compared to $2.9 million for the nine months ended June 30, 2021. The $0.6 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of SEEG Products.

Interest expense

Interest expense for the nine months ended June 30, 2021 was $3,000 and consisted of issuance costs in connection the 2019 Paulson Notes. We did not incur interest expense during the current nine month period ended June 30, 2022.

Net valuation change of instruments measured at fair value:

The net valuation change of instruments measured at fair value for the nine months ended June 30, 2021 was a benefit of $2,000 related to the 2019 Paulson Notes that were measured at fair value. The change was due to accrued interest on these convertible notes and due to fluctuations in our common stock fair value and the number of potential shares of common stock issuable upon conversion of these notes while outstanding. There was no net valuation change of instruments measured at fair value during the nine month period ended June 30, 2022 as there were no instruments measured at fair value during the current year period.

Other Income

Other income during the nine months ended June 30, 2022 consisted of $5,000 related primarily to interest income attributed to our cash deposits.

Other income during the nine months ended June 30, 2021 consisted principally of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million and the forgiveness of the U.S. Small Business Administration Paycheck Protection Program loan in the amount of $0.1 million.

Liquidity and Capital Resources

Overview

As of June 30, 2022, our principal source of liquidity consisted of cash deposits of $10.2 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “—Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

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

At June 30, 2022, we had approximately $10.2 million in cash deposits. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm and our former independent registered public accounting firm included explanatory paragraphs in the reports on our financial statements as of and for the years ended September 30, 2021 and 2020, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(8,537,351)	$(6,573,520)
Net cash used in investing activities	(209,044)	(31,970)
Net cash provided by financing activities	12,023,282	11,559,834
Net increase in cash	$3,276,887	$4,954,344

Net cash used in operating activities

Net cash used in operating activities was $8.5 million for the nine months ended June 30, 2022, which consisted of a net loss of $8.6 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $0.9 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.8 million. The change in operating assets and liabilities was primarily attributable to a net decrease in accounts payable and accrued expenses and to an increase in inventory and prepaid expenses attributed to both the timing of payments and the timing of product sales.

Net cash used in operating activities was $6.6 million for the nine months ended June 30, 2021, which consisted of a net loss of $7.3 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes, operating lease expense and the forgiveness of the U.S. Small Business Administration Paycheck Protection Program loan, totaling approximately $1.5 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of $0.7 million. The change in operating assets and liabilities was primarily attributable to a decrease in accounts payable and accrued expenses attributed to the timing of payments coupled to a lesser extent with an increase in accounts receivable, inventory and prepaid and other assets.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million and $32,000 during the nine months ended June 30, 2022 and 2021, respectively, and consisted of outlays for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $12.0 million for the nine months ended June 30, 2022, which consisted of net proceeds from the October 2021 Underwritten Public Offering.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d- 15(e) promulgated under the Exchange Act as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NeuroOne Medical Technologies Corporation

Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The material legal proceedings in which we are involved are discussed in Note 4, “Commitments and Contingencies – Legal” of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial conditions and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8 filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

4.1	Warrant to Purchase Common Stock dated as of August 2, 2022 issued to Zimmer, Inc.

10.1	Amendment No. 2 to Exclusive Development and Distribution Agreement dated as of July 1, 2022 by and between the Company and Zimmer, Inc.

10.2	Amendment No. 3 to Exclusive Development and Distribution Agreement dated as of August 2, 2022 by and between the Company and Zimmer, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents are furnished, not filed.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2022

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)