Form 10-K
period 2022-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2022-12-22
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2022 price at which the common equity was last sold was $17.0 million. The number of outstanding shares of the registrant’s common stock as of December 20, 2022 was 16,238,464.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	the timing of and our ability to maintain regulatory clearance of our cortical strip and grid electrode technology;

●	our ability to obtain and maintain regulatory clearance for our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the impact of the COVID-19 pandemic on our business;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

ii

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

iii

NeuroOne Medical Technologies Corporation

FORM 10-K

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

We are developing our cortical, strip, grid and depth electrode technology to provide solutions for diagnosis through cEEG recording and sEEG recording and treatment through brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas by drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Radio frequency (RF) ablation is a procedure that uses radiofrequency under the electrode contacts which is directed to the site of the brain tissue that is targeted for ablation. The process involves delivering energy to the contacts, thereby heating them and creating a lesion in the brain tissue. The ablation does not remove the tissue. Rather, it is left in place and typically scar tissue (lesion) forms in the place where the ablation occurs. This procedure is also known as brain lesioning as it causes irreversible lesions. In August 2021, the Company announced a strategic partnership with RBC Medical Innovations to develop a RF ablation generator. The following month, our RF ablation technology was tested by representatives from Emory University in Atlanta Georgia in an animal study. The product remains in development.

Our cortical strip, grid electrode and depth electrode technology has been tested over the years by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester, Minnesota, in both pre-clinical models as well as through an institutional review board (“IRB”) approval at Mayo Clinic for clinical research. In December 2020, we announced the first human commercial use of our Evo cortical electrode in a procedure performed at the Mayo Clinic. Regarding our ablation electrode, the Cleveland Clinic and representatives from Emory University have performed testing in bench top models and pre-clinical (or animal testing) models. These pre-clinical tests have demonstrated that the technology is capable of recording, monitoring, ablation and acute stimulation, although our ablation electrode technology remains in product development (meaning that additional testing will be needed prior to it being submitted for clearance for commercial distribution by the U.S. Food and Drug Administration (the “FDA”) for recording (or diagnostic) and therapeutic modalities.

We received 510(k) FDA clearance for our Evo cortical technology in November 2019,in September 2021 we received FDA clearance to market our Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and in October 2022 we received FDA clearance to market our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

Our Market Opportunity

Epilepsy Market

We expect to initially target the diagnosis and treatment of epilepsy. Epilepsy can be caused by a variety of conditions that affect a person’s brain, some of which are: stroke, brain tumor, traumatic brain injury and central nervous system infections. According to the Centers for Disease Control and Prevention (the “CDC”) and Citizens United for Research in Epilepsy (“CURE”), there are approximately 3,000,000 patients annually suffering with epilepsy in the United States, with an additional 200,000 diagnosed every year. The CDC and CURE also estimate that epilepsy costs the United States $15.5 billion per year. Approximately 720,000 of these patients are not receptive to pharmaceutical treatment and therefore are appropriate for surgical treatment of this disorder. In addition to poor quality of life, epilepsy also is associated with fairly high mortality rates. Sudden Unexpected Death in Epilepsy has an annual incidence of 1.16/1000 in epilepsy patients. Despite the large market opportunity, it is estimated that there are only less than 5K epilepsy surgeries performed each year in the United States.1

These numbers represent an underpenetrated market due to the invasiveness of diagnostic procedures. After the diagnostic procedure, a second therapeutic procedure is required and at times even a third surgery if the seizures persist. We believe patients are unwilling to proceed due to the long diagnostic and treatment procedure times (one to four weeks in the hospital after a potential craniotomy for diagnosis). As detailed above, after the diagnosis is completed, if successful, the patient must undergo an additional procedure to have the affected area of brain tissue ablated or removed. The average cost for the diagnostic technology per procedure could be >$10,000, with ablation devices costing >$15,000. We believe our technology, once developed, will offer an all-in-one solution with diagnostic and therapeutic capabilities.

[1]	Epilepsy surgery in the United States: Analysis of data from the National Association of Epilepsy Centers 2015 Epilepsy Research

NeuroOne Medical Technologies Corporation

FORM 10-K

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

We expect our technology can ablate through the electrodes as well as perform brain recording, monitoring and stimulation, allowing for diagnosis and treatment through the same product and in the same procedure.

Parkinson’s Disease

The Parkinson’s Disease Foundation estimates that as many as 1,000,000 patients in the United States live with Parkinson’s disease with an additional 60,000 patients diagnosed per year. Over 10,000,000 patients worldwide are living with Parkinson’s disease. There have not been any drugs introduced that have been effective at treating all patients with Parkinson’s disease. The average onset is over 60 years old but some people have been diagnosed as young as 40 years old. Parkinson’s is a disorder of the central nervous system caused by loss of brain cells throughout various regions of the brain.

Today’s primary treatment for Parkinson’s disease involves medications that have not proven to be curative but rather ease symptoms. One of the potential treatments for Parkinson’s patients is Deep Brain Stimulation (DBS). According to the Michael J. Fox Parkinson’s Disease Research Foundation website, patients that seem to do best with DBS are those that have had the disease for at least four years and have benefited from taking medications prescribed to control the disease. In addition, DBS seems to help with reducing the issues with motor functions such as tremors, stiffness and slowness but not for balance issues.

Essential Tremors

Essential tremors are thought to be due to electrical irregularities in the brain that send abnormal signals to the muscles. It is a progressive condition that worsens over time and is linked to genetic disorders that typically appear in people who are over 40. Essential tremors usually occur alone and without any other neurological symptoms or signs. The tremors usually occur when the hands are raised and primarily affect the hands. Muscles in the trunk, face and neck may also experience symptoms. Sometimes misdiagnosed as Parkinson’s disease, essential tremors are an involuntary rhythmic shaking of the hands that is not present at rest. It is apparent during activities such as drinking, writing and eating. Symptoms can worsen due to stress, anxiety, smoking, caffeine, fatigue, etc. Genetics Home Reference estimates that as many as 10,000,000 people in the United States are affected by the disease. Treatments for the disease include medical therapy, and DBS. DBS, which unlike other therapies, is reversible and programmable, helping to adjust the settings to maximize patient benefit. Similar to Parkinson’s disease, the ability to detect this irregular brain activity before it causes a tremor is highly desirable.

Dystonia

Dystonia is a neurological condition recognized as a motion disorder that involves over activity of a variety of different muscles simultaneously that work against each other. It presents itself in a variety of symptoms but typically involves repetitive, patterned and often twisting involuntary muscle contractions resembling tremors. According to the Dystonia Medical Research Foundation, over 300,000 people are affected in the United States and Canada alone. Dystonia is the third most common problem seen in movement disorder clinics. Because it has many different manifestations, it is often misdiagnosed. In addition, similar to Parkinson’s disease, there are no specific tests that can positively diagnose dystonia. A doctor typically will evaluate patient and family history, potentially do genetic testing, EEG testing, blood and urine tests. There are several treatment options (including medication and Botox) for patients depending on the type of dystonia. DBS may be also an alternative for certain patient sub-types.

NeuroOne Medical Technologies Corporation

FORM 10-K

Spinal Cord Stimulation

Chronic back pain is one of the most prevalent chronic conditions in the world. According to the CDC, “in 2016, an estimated 20.4% of U.S. adults had chronic pain and 8.0% of U.S. adults had high-impact chronic pain. Chronic pain has been linked to numerous physical and mental conditions and contributes to high health care costs and lost productivity”. Failed back surgery syndrome (“FBSS”) is one of leading causes for chronic lower back/leg pain due to one or more failed back surgeries. Typically, it is related to patients that suffer with pain after surgery of the lumbar spine for degenerative disc disease. Re-operations are usually not recommended for these patients due to low success rates. These patients experience greater levels of pain, a lower quality of life, varying levels of disability and higher rate of unemployment. Spinal cord stimulation works by placing an electrode(s) in a targeted area of the spine which is then connected to an implantable pulse generator that sends electrical stimulation to the electrode to block the pain signals from reaching the brain.

The back pain market includes the following indications: FBSS, Ischemic Limb Pain, and Complex Regional Pain Syndrome. Over half of this market is comprised of patients with FBSS. Studies have indicated a benefit for some patients suffering from chronic back and lower limb pain when they have been treated with electrical stimulation. Prior to the patient receiving an implant, they undergo a trial period that allows them to determine if they are receiving relief from the therapy while preventing a surgery to implant the pulse generator that provides the stimulation. If the trial period is successful, then the device is implanted in a follow-up procedure.

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

Limitations of Currently Available Therapies

There are a limited number of currently available products for diagnosis and treatment for people with neurological disorders such as epilepsy. Although the currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Lengthy diagnostic times: It takes several months for patients to go through the various phases of diagnostic methods, including imaging and non-invasive EEGs. If the source of seizures are still unknown, Patients spend one to four weeks in the hospital after interventional diagnostic procedures (cortical and/or SEEG implants) waiting to have seizures that will allow doctors to determine where the seizures are occurring.

●	Lower Accuracy: Historically, clinical electrode manufacturers primarily provided electrodes that sample brain tissue at approximately centimeter spatial scales. Advances in digital EEG acquisition have made recordings at sub-millimeter spatial scales possible, but high-spatial resolution EEG has been slow to impact clinical practice. Existing, higher spatial scales increase the potential for missing data that may be critical in the removal of brain tissue causing the irregular activity.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	Need to perform a full craniotomy (invasiveness): Currently available cortical electrode technology is typically placed after a craniotomy, which may require removing the top part of the cranium and is a very painful and invasive procedure. Procedural times for a craniotomy can be as high as eight hours. A variety of complications can occur when a full craniotomy is performed, including but not limited to: stroke, bleeding, infection, seizures, swelling of the brain (which may require a second craniotomy), nerve damage, which may cause muscle paralysis or weakness, cerebrospinal fluid (CSF) leak, which may require repair, loss of mental functions and permanent brain damage with associated disabilities. The invasiveness, procedural times and possible surgical complications have limited the growth of surgical treatment of epilepsy.

●	Requirement for multiple devices for diagnostic and therapeutic procedures: Today both interventional diagnostic and treatment procedures may require different device implants, surgeries and even hospitalizations for each procedure. This causes significant patient inconvenience, use of precious hospital resources and tremendous cost to the system.

●	Limited number of contacts on an electrode: Paddle electrodes currently are available in a variety of sizes and number of contacts. Physicians increasingly want to explore greater number of contacts on the same electrode in order to be able to be more precise in stimulating targeted areas.

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all-in-one product. In comparison to currently available technologies, we are continuing to develop applications of our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	Reduced time for diagnosis and treatment: By offering a minimally invasive procedure and developing an all-in-one solution, we expect our technology will reduce overall procedural times. While our pre-clinical and clinical experience to date is limited, our cortical grid technology has demonstrated the ability to provide high fidelity recordings that have allowed physicians to identify the affected brain tissue causing seizures. This may provide the potential for meaningful cost savings for hospitals and patients and improved quality of life for patients.

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology is capable of recording at higher fidelity than current technologies used in EEG recording, we believe our technology may be able to more precisely determine the brain tissue causing seizures. In December 2020, we announced the first human commercial use of our Evo cortical electrode to perform recording, functional mapping, monitoring and stimulation of the brain. In the procedure, performed at the Mayo Clinic, our electrodes were used to record evidence of pre-seizure activity, which may be critical in developing treatments to prevent the onset of seizures. Since then, several institutions around the country have successfully tried and adopted our devices for diagnostic procedures.

●	Implantation via minimally invasive procedure with fewer post-procedure complications: We are currently developing approaches to deliver the electrodes by minimizing the invasiveness of the procedures. We expect that patients who have qualified for diagnostic or treatment procedures will be more accepting of a minimally-invasive procedure. Such procedures may potentially reduce the patient’s pain, bleeding and other adverse events. For example, our cortical electrode technology is expected to also have fewer wires, also referred to as tails, exiting the patient’s head, which can also reduce the potential for infections. Furthermore, the material we currently use in our cortical electrodes has shown in pre-clinical evaluations to cause less inflammation than current electrode substrates as it appears more compatible with brain tissue. As discussed under “Our Strategy” below, our technology has been and will be implanted via a full craniotomy until such time, if ever, as we are able to develop our minimally invasive procedure.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected recording and treatment capabilities of some of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby potentially eliminating the need for a second surgical procedure, reducing the likelihood of patient infection, risks associated with surgical procedures and minimizing the diagnostic, procedural and hospital costs. As discussed under “Our Strategy” below, our initial product offering offers diagnostic-only capabilities while we advance the development of our all-in-one approach. Currently, we are developing a combination recording, stimulation and RF ablation technology that will perform both diagnostic and therapeutic functions.

●	Percutaneous placement of spinal cord stimulation paddle electrodes with scalability options: Due to the thin film nature of our electrode technology, we believe that it may allow for percutaneous placement of “paddle” (flat) shaped electrodes, thereby preventing the need to use more invasive surgical approaches to place the electrodes. Minimally invasive and percutaneously placed technologies have become almost a requirement for adoption with patients and physicians. In addition, our technology in the future offers the ability to increase the number of contacts on a film that traditionally offers fewer contacts. Increasing the number of contacts may allow for more precise stimulation in the spine, potentially improving the therapeutic outcomes.

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, monitoring, ~~deep brain~~ stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In December 2019, we announced that we received FDA 510(k) clearance to market our thin film cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. Our initial product offering has initially been and will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. In July 2020, we entered into a development relationship with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the cortical strip and grid electrodes, and Zimmer will use commercially reasonable efforts to promote, market and sell the strip and grid electrodes. We believe, due to physician feedback, that our technology represents a major improvement over existing cortical electrodes for the recording of brain activity. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement exist for centers and physicians, (iii) average selling prices are robust, and (iv) there is substantial physician enthusiasm for our technology under development. To date, several institutions around the country have successfully tried and adopted our cortical electrode technology for diagnostic procedures.

●	Launch depth electrodes for sEEG recording: In September 2021, we announced that we received FDA 510(k) clearance to market our Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. We filed for 510(k) clearance to expand the duration of use up to less than 30 days in November 2021. On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG Electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology offers advantages compared to current depth electrode technology in the market and will also enable us to offer a therapeutic solution using this same technology in the future. As we continue to develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	Utilize these core technologies to develop all-in-one diagnostic and therapeutic solutions with the initial focus on a combination diagnostic and ablation electrode: For many patients who currently undergo one surgical procedure for diagnosis, a second and different procedure or surgery is then required to treat the patient. There is strong physician/surgeon interest to be able to perform both the diagnostic and therapeutic procedure with the same implanted devices. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose) and also provide both acute and long term stimulation as well as depth electrode technology that can ablate brain tissue. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) to potential for pre-market approvals (“PMAs”) with human clinical data. We will engage the FDA at the proper time to determine the most efficient regulatory path.

●	Develop percutaneous placed electrodes for spinal cord stimulation with scalable contact configurations: Given that many surgically placed technologies have become less invasive due to patient and physician demands, we believe that our flexible thin film technology will allow for percutaneous placement of “paddle” shaped electrodes, thus potentially eliminating the need to make a more invasive surgical procedure. Spinal cord clinical literature over the years have shown that “paddle” electrodes (flat shaped) require less energy for stimulation (thus saving neurostimulator battery life) and may be associated with lower revision rates over time. Even then, “paddle” shaped electrodes are used less often due to the more invasive surgical procedure that is required for placement. But we hope to change that paradigm by creating “paddle” electrodes that can be implanted percutaneously (less invasively) through a “needle hole incision”. By leveraging our existing FDA cleared cortical electrode and sEEG technology, we may also be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Gain clearance for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are actively evaluating the potential to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a high fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	Investigate the potential applications associated with Artificial Intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for less than 30 days on the surface of the brain. Our Evo sEEG electrode technology has received FDA 510(k) clearance from the FDA for use (less than 30 days) with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Our other products have not received any clearance for commercialization by any U.S. or foreign regulatory body. To date, the Company has performed a number of bench top (which includes feasibility testing) and pre-clinical tests (which include animal testing of device placement, ergonomics, performance, ease of use, and other tests required by FDA regulations). As described in “-Government Regulation” below, the Company will be required to perform additional testing of its technology in connection with seeking additional regulatory clearances or approvals.

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

We are utilizing a number of resources to develop these technologies. We license three critical patents from WARF that are the foundation of the technology and we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic (cortical electrodes) and Cleveland Clinic (sEEG electrodes) have been responsible for all pre-clinical studies of our technology under development to date. See “-WARF License” and “-Mayo Foundation for Medical Education and Research License and Development Agreement” below. We announced in December 2020, Mayo Clinic doctors used our technology in the first human commercial application of our Evo cortical electrode technology to perform recording, functional mapping and stimulation of the brain on a human patient. And more recently, in July 2022, we announced the first clinical case using the Evo sEEG electrode was performed by Dr. Robert Gross at Emory University. Dr. Gross selected the Evo sEEG electrode for intraoperative brain mapping at the subsurface level of the brain.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Depth electrodes for recording (diagnostic) purposes	We have frozen this design and the product is in commercial production. No clinical testing was required in order to obtain FDA clearance.	The Company filed for FDA 510(k) marketing clearance for sEEG electrodes in May 2021 and received a 510(k) clearance from FDA for recording, monitoring and stimulation of brain tissue for less than 24 hours in September 2021. The Company filed for 510(k) clearance to expand the duration of use up to less than 30 days in November 2021. On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG Electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Zimmer has indicated its desire to distribute this product.

NeuroOne Medical Technologies Corporation

FORM 10-K

Depth electrode diagnostic and ablation devices

No design freeze. We expect to conclude the design phase by the end of 2022.

Pre-clinical testing, including benchtop and animal testing, has been conducted on near-final designs. Very early testing at the Cleveland Clinic was completed in the second calendar quarter of 2020.

Pre-clinical (animal) feasibility testing was conducted in September 2021 with representatives from Emory University in Atlanta Georgia. We plan to do further pre-clinical animal testing of our near-final and final designs in the coming months.

The Company announced a partnership with RBC Medical Systems in August 2021 to develop an RF generator that will be used with the Company’s diagnostic and ablation electrode.

No animal or human clinical testing is anticipated for FDA submission since 510K predicate devices did not perform such clinical testing.

Once the design is finalized, we will be required to conduct additional pre-clinical testing, which may include additional benchtop or even animal testing for safety and performance.

We anticipate filing a 510(k) submission in the second calendar quarter of 2023. We expect that we will need to demonstrate design verification, biocompatibility, electrical safety and sterilization validation and adoption, all of which we estimate will require >$300K to complete. It is estimated the RF generator will cost approximately $1.5 million to complete.

Future testing requirements for regulatory clearance will continue to be evaluated as we develop the design and regulatory strategy for this product.

Spinal cord stim electrodes

No design freeze.

We performed pre-clinical in-house bench top testing in August 2020.

In 2021/early 2022, we performed bench top testing of prototypes to demonstrate chronic performance and longevity.

In 2023, we will continue to refine our chronic spinal cord electrode design based on SCS customer feedback and do additional pre-clinical bench and/or animal tests to further validate our value proposition.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Depth electrode chronic stimulation devices

No design freeze.

Bench top testing were successfully performed in 2021 and early 2022. We announced the results of these studies in the first quarter of 2022.

While this device remains in early development, we expect to work with clinicians to further refine our designs and continue testing in 2023.

Following a design freeze, we will be required to conduct additional pre-clinical testing, which may include additional benchtop or animal testing for safety and performance. Additionally, FDA-approved human clinical studies will most likely be required.

No FDA feedback has been sought or received by us to date on the clinical process that will be required for chronic stimulation, but we expect regulatory approval for chronic stimulation may require a more robust clinical process, which could include a PMA with human clinical data. Because we have not yet met with the FDA, we cannot yet determine what clinical data and testing we will need to complete or what the testing will need to demonstrate. However, we believe, based on the experience of competitors for similar technology, that we will need to conduct clinical trials, which we estimate will require an investment of over $2,000,000.

Mayo Clinic and University of Wisconsin-Madison Studies

Our cortical technology for the diagnosis of epilepsy has been tested by doctors at Mayo Clinic in multiple pre-clinical tests conducted from 2012 to 2017. In pre-clinical models, doctors examined the biological impact on mammalian brains. Polyimide substrate electrodes (NeuroOne technology) were implanted on the pig’s brain for one week alongside standard competitive electrodes. The tissue underneath the two types of electrodes was removed, fixed, stained, and examined for immunological responses. The results of a histological (evaluation of brain tissue under a microscope) analysis showed reduced immunological reaction to prolonged polyimide substrate implants (NeuroOne technology) compared to standard silicone substrate clinical electrodes. Electrophysiological recordings showed data obtained from polyimide electrodes which demonstrated the feasibility of high fidelity multi-scale electrophysiology while also displaying easier deployment of polyimide electrodes (NeuroOne technology) through minimally invasive burr holes.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Sales and Marketing

Zimmer Development Agreement

Based on the size and maturity of the U.S. market and our initial commercial focus, on July 20, 2020, we entered into an exclusive development and distribution agreement (the “Development Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”), including to approximately 188 Level 4 epilepsy centers. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Pursuant to the Development Agreement, Zimmer made an upfront payment of $2.0 million to the Company in August 2020.

In August 2022, we entered into an amendment to the Development Agreement with Zimmer that provided us with a $3.5 million accelerated payment relating to certain milestone events. In addition, Zimmer received a Warrant to purchase 350,000 shares of our Common Stock, with an exercise price of $3.00 per share.

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

For more information regarding the Development Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Overview-Collaborations Revenue” and “Note 7 - Zimmer Development Agreement” included in “Item 8 - Financial Statements and Supplementary Data” in this Report.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Manufacturing, Supply and Quality Assurance

We currently outsource the supply and manufacture of all components of our prototypes of our technology under development. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. Our third-party manufacturers are recognized in their field for their competency to manufacture the respective portions of our system and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our requirements; however, see “Risk Factors-Risks Related to Our Business-The COVID-19 pandemic has adversely impacted, and may continue to impact, our business”. We believe that as we increase our demand in the future, our per-unit costs will decrease materially. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

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

Research and Development

Our research and development team, which includes our Director of Electrode Development, utilizes advice from leading experts in the neurotech field on our scientific advisory board and is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders as well as stimulation for spinal cord stimulation for back related pain. Our research and development expenses were $4.9 million and $3.9 million for the years ended September 30, 2022 and 2021, respectively.

Competition

In the market for Epilepsy diagnosis, our cortical strip, grid and depth electrode technology will likely compete with Integra Life Science’s Integra Epilepsy Strip, Grid and depth electrodes, which provide a similar function to our diagnostic technologies. These products are well established in the marketplace and Integra has greater resources than us, which could allow them to innovate faster. Ad-Tech Medical Instrument Corporation’s Epilepsy/LTM (subdural grid, strip and depth) electrodes, which have become the market leaders for diagnostic mapping in epilepsy, and PMT’s Cortac Strips and grid electrodes and Depthalon depth electrodes are used for recording brain activity similar to other competitive technologies. In addition, Dixie Medical has launched a product line of depth electrodes and CorTec has launched a cortical electrode product line called AirRay. Today’s success rates for seizure free post-operative conditions remain at 50%, which has limited patients’ willingness to undergo the currently highly invasive surgical procedure. We will also compete against other companies in early stages of development of thin film technologies.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. For a discussion of the key competitive factors that we believe will impact the success of our cortical strip, grid electrodes under development, if successfully developed and approved, see “Our Solution” above.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

See “Risk Factors- Risks Related to Our Business-We depend on intellectual property licensed from WARF for our technology, including our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License.

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

For additional information regarding the Mayo Development Agreement, see “Risk Factors- Risks Related to Our Business-We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.”

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, and trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of September 30, 2022, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method, a pending U.S. patent application filed by us and published in 2018 covering our applications and additional devices used during the diagnostic and therapeutic ablation and stimulation procedures, a U.S. patent issued in October 2022 and pending European patent application filed by us and published in 2020 relating to improved neural depth electrodes, a pending U.S. patent application filed by us and published in 2020 relating to agent-delivering neural electrodes, pending U.S. and European patent applications published in 2020 relating to minimally invasive electrodes, pending U.S. and European patent applications published in 2021 relating to spinal cord stimulation systems and devices, a pending U.S. patent application (and corresponding PCT application) published in 2022 relating to methods of making electrode probes, a pending U.S. patent application (and corresponding PCT application) filed in 2021 relating to devices having temperature sensors, a pending U.S. patent application filed in 2022 relating to deformable spinal cord stimulation devices, a pending U.S. patent application filed in 2022 relating to spinal cord stimulation device implantation methods, and a pending U.S. patent application filed in 2022 relating to ablation probe and temperature sensing device systems. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. The issued patent owned by NeuroOne expires in 2041. If a patent or patents are issued on our additional pending patent applications, the resulting patents are projected to expire between 2038 and 2043.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

The medical device industry in general, and the recording, ablation and neurostimulation sector of this industry in particular, are characterized by the existence of a large number of patents and frequent litigation based on assertions of patent infringement. We are aware of numerous patents issued to third parties that may relate to the technology used in our business, including the design and manufacture of electrodes and pulse generators, as well as methods for device placement. Each of these patents contains multiple claims, any one of which may be independently asserted against us. The owners of these patents may assert that the manufacture, use, sale or offer for sale of our cortical strip and grid electrodes infringe one or more claims of their patents. Furthermore, there may be additional patents issued to third parties of which we are presently unaware that may relate to aspects of our technology that such third parties could assert against us and materially and adversely affect our business. In addition, because patent applications can take many years to issue, there may be patent applications that are currently pending and unknown to us, which may later result in issued patents that third parties could assert against us and materially and adversely affect our business.

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

Trademarks

We have registered U.S. trademarks for the trademarks “NEUROONE” and “EVO.” The document(s) updating the owner’s name were filed with the U.S. Trademark Office on November 30, 2021, with an effective date of December 30, 2019. We have a pending U.S. trademark application for the trademark OneRF. We also have pending trademark applications in the United Kingdom and the European Union for the trademark OneRF.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Government Regulation

Our cortical strip, grid and depth electrodes are medical devices subject to extensive and ongoing regulation by the FDA and the U.S. CMS. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality, manufacturing, supplier management and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA (specifically, 21 Code of Regulations (21 CFR Parts 801- labeling, 803 - medical device reporting, 807 - registration and listing, subpart E premarket notification 510k, 812 - investigational device exemption, 814 - premarket approval and 820 - quality system regulation) and applicable FDA issued guidance’s govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, risk management, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local and harmonized standards, such as ISO 13485, ISO 14971, and FDA’s Quality System Regulation (“QSR”) contained in 21 CFR Part 820.

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

Class I devices are subject to general controls including labeling. However, most such devices are exempt from pre-market notification. If a device is exempted from any of the general controls, such exemption is stated in the classification regulation for that device. This pertains to manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidance, or particularized labeling, and may also require clinical testing prior to clearance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Premarket Approval is required for most Class III devices.

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

Based on FDA classifications, we believe our diagnostic cortical strip, grid and depth electrode and RF ablation technology will be categorized by the FDA as Class II devices that do not require clinical testing and can be filed as a 510(k), similar to existing competitive technology. The Company expects that indications for treating epilepsy, Parkinson’s and other patients suffering from motor related neurological deficiencies via a permanent implant for chronic treatment will require a PMA process to commercially distribute in the United States.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. The FDA goal is to complete its review of a 510(k) notification within 90 calendar days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

NeuroOne Medical Technologies Corporation

FORM 10-K

●	patients do not enroll in clinical trials at the rate expected;

●	patients, sponsor (NeuroOne) or study sites do not comply with trial protocols;

●	patient follow-up is not at the rate expected;

●	patients experience unanticipated adverse event;

●	the data safety monitoring board determines the study should be placed on hold:

●	patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;

●	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

●	third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

●	the sponsor (NeuroOne) or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

●	third-party clinical investigators have significant financial interests related to the sponsor (NeuroOne) or the study that the FDA deems to make the study results unreliable, or the company or investigators fail to disclose such interests;

●	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

NeuroOne Medical Technologies Corporation

FORM 10-K

●	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is mislabeled or does not meet specifications and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our products in compliance with current good manufacturing practice requirements set forth in the QSR. The QSR requires a quality system for the design, risk management, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down such manufacturing operations, require a recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Human Capital

As of September 30, 2022, we had 15 employees, all of whom are full-time, seven of whom are engaged in research and development activities, and all of whom are located in the United States. As of September 30, 2022, we also retained the services of approximately seven regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. During our 2022 fiscal year, we did not experience any turnover among our employees.

Corporate Information

Our principal executive offices are located at 7599 Anagram Drive, Eden Prairie, Minnesota 55344, and our telephone number is 952-426-1383. Our website address is www.n1mtc.com. Information on our website is not part of this Annual Report.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2022, we had an accumulated deficit of $50.8 million primarily as a result of expenses incurred in connection with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern as of and for the year ended September 30, 2021 To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

To implement our business strategy we need to, among other things, develop an all-in-one diagnostic and therapeutic solution, successfully complete the necessary testing and clinical trials required for regulatory approval of our technology for ablation and stimulation therapies, gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy, convince physicians and patients that our technology, if approved, represents an improvement over existing diagnostic or treatment options, hire direct experienced sales representatives to market our technology, and engage in beneficial partnerships that can leverage our core technology. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations.

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

From our inception through September 30, 2022, we have generated limited revenue from the commercial sales of our products. Because we have generated very limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our Common Stock and convertible debt and exercises of options and warrants.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2022 and 2021, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. At September 30, 2022, we had cash, cash equivalents and short-term investments in the aggregate of approximately $11.1 million. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

We have two products, our cortical strip and grid electrodes and our sEEG electrode technology, which have each received 510(k) clearance from the FDA. If we are unable to successfully develop, and receive regulatory clearance/approval for our other products under development, or if we experience significant delays in doing so, our business will be harmed.

Two of our products have received 510(k) clearance from the FDA. Our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue on the surface of the brain for less than 30 days, and our Evo sEEG electrode technology has received 510(k) clearance from the FDA for use (less than 30 days) with recording, monitoring, and stimulation equipment for recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. None of our other products have received clearance or approval for commercial sale. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development and regulatory approval.

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

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

NeuroOne Medical Technologies Corporation
FORM 10-K

●	clinical trials of our cortical strip, grid electrode and depth electrode technology may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have unanticipated adverse events, undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate;

●	the COVID-19 pandemic may cause delays and disruptions in the supply chain, clinical trials, clinical development, and regulatory approval process; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Even if we obtain regulatory clearance and/or approval for all of our products, we will remain subject to extensive regulatory scrutiny and compliance obligations.

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

We may not be successful in commercializing our cortical strip, grid electrode and depth electrode.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Our current business strategy is highly dependent on developing and commercially launching our cortical strip, grid electrode and depth electrode technology, and achieving and maintaining market acceptance. In order for us to sell cortical strip, grid electrode and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders, we must convince them, their caregivers and healthcare providers that cortical strip, grid electrode and depth electrode technology is an attractive alternative to competitive products for neuromodulation cEEG and sEEG recording, ablation, and brain stimulation. Market acceptance and adoption of our cortical strip, grid electrode and depth electrode technology depend on educating people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders, as well as their caregivers and healthcare providers, and other perceived benefits of our cortical strip, grid electrode and depth electrode technology as compared to competitive products. We may face challenges convincing physicians, many of whom have extensive experience with competitors’ products and established relationships with other companies, to appreciate the benefits of our cortical strip, grid electrode and depth electrode technology and, in particular, our ability to successfully diagnose and treat epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders in a way that is superior to and differentiated from currently available technology, and adopt it for treatment of their patients.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

If we are not successful in convincing people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders of the benefits of our cortical strip, grid electrode and depth electrode technology, or if we are unable to achieve the support of caregivers and healthcare providers or widespread market acceptance for our cortical strip, grid electrode and depth electrode technology, then our sales potential, strategic objectives and profitability could be negatively impacted, which would adversely affect our business, financial condition and operating results.

Failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales of our cortical strip, grid electrode and depth electrode technology, in the United States and expect to do so for the next several years. We anticipate a substantial portion of the purchase price of our cortical strip, grid electrode and depth electrode technology will be paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third-party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers’ services. Coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, is critical to new product acceptance. Future sales of our cortical strip, grid electrode and depth electrode technology will be limited unless people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders can rely on third-party payors to pay for all or part of the cost to purchase our cortical strip, grid electrode and depth electrode technology. Access to adequate coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology by third-party payors is essential to the acceptance of our products by people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Our estimates of the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology under development, including the number of people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders who may benefit from and be amenable to using cortical strip, grid electrode and depth electrode technology for diagnosis and treatment, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using current generation technology and our belief is that the incidence of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders in the United States and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for cortical strip, grid electrode and depth electrode technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of brain related disorders, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for cortical strip, grid electrode and depth electrode technology may prove to be incorrect. If the actual number of people with brain related disorders who would benefit from cortical strip, grid electrode and depth electrode technology and the size and future growth in the market for cortical strip, grid electrode and depth electrode technology is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

NeuroOne Medical Technologies Corporation
FORM 10-K

We depend on intellectual property licensed from WARF for our technology, including our technology under development, and the termination of this license would harm our business.

WARF has granted us the WARF License, to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. See “Business - WARF License” for additional information regarding our license agreement with WARF.

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

Disputes may arise between us and WARF regarding intellectual property subject to this agreement, including with respect to: the scope of rights granted under the WARF License and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of WARF that is not subject to the WARF License; the amount and timing of milestones and royalty payments; the rights of WARF under the license; our right to sublicense; and the ownership of inventions and know-how resulting from the WARF License. For example, if we or any of our sublicensees for any reason contest the validity of any patent licensed under the WARF License, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Any disputes with WARF may prevent or impair our ability to maintain our current licensing arrangement. We depend on the intellectual property licensed from WARF to develop our cortical strip, grid electrode and depth electrode technology. The original license agreement entered into with WARF in 2014 required that we meet certain milestones and make certain payments to WARF. We failed to do so and were in default under the original license agreement. Furthermore, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to us at the time of the Merger without the consent of WARF. As a result, in February 2017, we signed an amendment to the WARF License which, among other things, modified and removed certain previous milestones and provided WARF’s consent to such transfer. Because of this past breach, WARF may be less likely to waive future defaults or breaches or further amend the WARF License in the future, to the extent we request any waiver or amendment. See “Note 4-Commitments and Contingencies” included in “Item 8 - Financial Statements and Supplementary Data” in this Report.

Termination of our license could result in the loss of significant rights and would harm our ability to further develop our cortical strip, grid electrode and depth electrode technology. In addition, WARF reserves the right to grant non-profit research institutions and government agencies non-exclusive licenses to practice and use the inventions of the licensed patents for non-commercial research purposes, and we grant WARF a non-exclusive, sub-licensable, royalty-free right and license for non-commercial research purposes to use improvements to the licensed patents. In the event that we discontinue use or commercialization of the licensed patents or improvements thereon, we must grant WARF an option to obtain a non-exclusive, sub-licensable royalty-bearing license to use the improvements for commercial purposes. Such rights, if exercised by WARF, could harm our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology.

We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.

We have entered into the Mayo Development Agreement to (i) exclusively license worldwide certain Mayo improvements for the development and commercialization of products, methods and processes related to flexible circuit technology for the recording and stimulation of tissue and (ii) license, on a non-exclusive basis, worldwide Mayo thin film electrode technology know-how for the development and commercialization of products, methods and processes related to flexible circuit technology for the recording and stimulation of tissue. Mayo has agreed to assist the Company by providing access to the Mayo Principal Investigators in developing a minimally invasive device/delivery system and procedure for a minimally invasive approach for the implantation of any flexible circuit technology developed by the Company, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure. See “Business-Mayo Foundation for Medical Education and Research License and Development Agreement” for additional information regarding our agreement with Mayo.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

We may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers.

Furthermore, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy equipment, our inventory of component supplies or finished products, cause substantial delays in development or our operations, result in the loss of key information, and cause us to incur additional expenses. We maintain Liability insurance and Property Casualty insurance, but it may not be adequate to fully cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our or our suppliers’ facilities could harm our business, financial condition and operating results.

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

See “-The COVID-19 pandemic has adversely impacted, and may continue to impact, our business” above.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Any of the foregoing could adversely impact the likelihood and timing of any payments we are eligible to receive under the Zimmer Development Agreement. FDA clearance is one condition of the Product Availability Date. The Company is reliant on Zimmer to drive the commercialization and sales of our products. If Zimmer does not perform its obligations under the Zimmer Development Agreement, we may be forced to incur material expenses to build a sales organization and infrastructure to market our products which sales would be substantially delayed and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

We are currently subject to litigation with the former employer of a current employee of NeuroOne, which is described in more detail under “Note 4-Commitments and Contingencies” included in “Item 8 - Financial Statements and Supplementary Data” in this Annual Report.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Our medical devices and technologies and business activities, including marketing, manufacturing, sales and development processes, are subject to regulation by the FDA, U.S. Department of Justice, Health and Human Services - Office of Inspector General, and other federal and state, governmental authorities. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

As of September 30, 2022, we had outstanding warrants to purchase an aggregate of 7,103,344 shares of Common Stock at a weighted average exercise price of $5.98 per share, and options to purchase an aggregate of 1,239,915 shares of Common Stock at a weighted average exercise price of $5.40 per share. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Historical Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

We are subject to income and other non-income-based taxes and tariffs in the U.S., and our operations, plans and results are affected by tax and other initiatives. The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department, and state/local taxing authorities. The tax laws in the U.S. could change on a prospective or retroactive basis, and any such changes could materially adversely affect our business, our results of operations, our effective tax rate, and holders of our common stock. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, results of operations, tax provision, cash tax liability, and effective tax rate. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases.

We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

PMT Litigation

On March 29, 2018, the Company was served with a complaint filed by PMT Corporation (“PMT”), the former employer of Mark Christianson, a current Company employee, and Wade Fredrickson, a now former Company employee. The complaint added the Company, NeuroOne, Inc. and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota. In the lawsuit, PMT claimed that Mr. Fredrickson and Mr. Christianson, by virtue of their work for the Company and their prior work during employment with PMT, breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. The litigation was settled on September 29, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Stockholders

On December 20, 2022, there were 99 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Action Stock Transfer Corporation.

Recent Sales of Unregistered Equity Securities

All sales of unregistered equity securities have previously been disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

ITEM 6. [RESERVED]

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Overview

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (cEEG) and stereoelectrocencephalography (sEEG), spinal cord stimulation, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence.

In November 2019, our Evo cortical technology (“cEEG”) received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days, and in October 2022, we received FDA clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021, and signed a contract with RBC Medical Innovations to develop hardware for the system in the third calendar quarter of 2021. We are targeting the fourth calendar quarter of 2022 for completion of such hardware. We also completed an animal feasibility study at Emory University in September 2021. Next, we plan to complete additional animal studies through the first quarter of calendar 2023, and submit an application for FDA 510(k) clearance in the second calendar quarter of 2023. Our other products are still under development.

We commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. We sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021, and plan to commence commercial sales of our sEEG depth electrode products in early calendar 2023. Our other products are still under development.

We have incurred losses since inception. As of September 30, 2022, we had an accumulated deficit of $50.8 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of products based on our cEEG and sEEG technology and through milestone and other payments from our current collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales, and we will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources.

NeuroOne Medical Technologies Corporation
FORM 10-K

We may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “Liquidity and Capital Resources—Liquidity Outlook” below

Recent Developments and Upcoming Milestones

Corporate Updates

Accelerated Zimmer Milestone Payment

In August 2022, we entered into an amendment to the Exclusive Development and Distribution Agreement with Zimmer that provided us with a $3.5 million accelerated payment relating to certain milestone events. As part of the consideration, Zimmer received a Warrant to purchase 350,000 shares of our Common Stock, with an exercise price of $3.00 per share.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our strip and grid cortical electrodes (“Strip/Grid Products”) and electrode cable assembly products (“Electrode Cable Assembly Products”) based on Evo cortical technology. We anticipate that we will generate additional revenue from the sale of products based on Evo cortical technology.

In November 2019, we received FDA 510(k) clearance for our cortical strip electrode for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. In October 2022, we received FDA 510(k) clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. We expect to begin generating revenue from our depth electrode technology in the first quarter of fiscal 2023.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Collaborations Revenue

On July 20, 2020, we entered into an exclusive development and distribution agreement (the “Zimmer Development Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the Strip/Grid Products and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (“SEEG Products”, and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”). The parties have agreed to collaborate with respect to development activities under the Zimmer Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Zimmer Development Agreement, we are responsible for all costs and expenses related to developing the Products, and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Zimmer Development Agreement, we are responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Zimmer Development Agreement) for such Product.

Pursuant to the Zimmer Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020. In addition, on August 2, 2022, we entered into a Third Amendment to the Zimmer Development Agreement (the “Amendment”) with Zimmer. Pursuant to the terms and conditions of the Amendment, Zimmer made a $3.5 million payment to us in August 2022. In consideration of the mutual covenants and agreements contained in the Development Agreement, certain fee and milestone payment provisions in the Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG exclusivity maintenance fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of SEEG Products set forth in the Development Agreement, even though the satisfaction was after the deadlines originally identified.

In addition, in connection with the Amendment, we issued to Zimmer a warrant to purchase common stock (the “2022 Zimmer Warrant”). The 2022 Zimmer Warrant is exercisable for up to an aggregate of 350,000 shares of our Common Stock. The 2022 Zimmer Warrant has an exercise price of $3.00 per share, will be exercisable commencing six months from the issuance date, and will expire on August 2, 2027.

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale (the “Zimmer Term”), unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Zimmer Development Agreement shall be exclusive from the effective date of the Amendment until the end of the Zimmer Term.

All payments attributed to the Initial Exclusivity Fee, the sEEG exclusivity maintenance fee and sEEG design milestone payment are non-refundable.

The Zimmer Development Agreement and Amendment were accounted for under the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with the provisions under ASC 606, we identified five performance obligations under the Zimmer Development Agreement and Amendment: (1) our obligation to grant Zimmer access to our intellectual property; (2) completion SEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Development Agreement and Amendment, outside of the sEEG exclusivity maintenance obligation, were met as of September 30, 2022. We recognized revenue in the amount of $1,948,872 and $64,812 during the years ended September 30, 2022 and 2021, respectively, in connection with the Zimmer Development Agreement and Amendment.

NeuroOne Medical Technologies Corporation
FORM 10-K

The achievement of the level of sales required to earn royalty payments from Zimmer is uncertain.

For further discussion about the determination of collaborations revenue, product revenue and cost of product revenue, see “Note 7 — Zimmer Development Agreement” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will significantly increase in the future to support our continued research and development activities, further commercialization of our cortical strip technology, our grid electrode technology, and our depth electrode technology, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company related costs.

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

Other Income

Other income primarily consists of interest income related to our cash, cash equivalents and short-term investments and to proceeds outside of normal operating activity relating to legal settlements and sales of non-commercial supplies.

NeuroOne Medical Technologies Corporation
FORM 10-K

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the fiscal years ended September 30, 2022 and 2021.

	For the years ended September 30,
	2022	2021	Period to Period Change
Product revenue	$171,169	$178,146	$(6,977)
Cost of product revenue	241,963	275,895	(33,932)
Product gross loss	(70,794)	(97,749)	26,955

Collaborations revenue	1,948,872	64,812	1,884,060

Operating expenses:
Selling, general and administrative	6,979,416	6,260,266	719,150
Research and development	4,929,427	3,925,008	1,004,419
Total operating expenses	11,908,843	10,185,274	1,723,569
Loss from operations	(10,030,765)	(10,218,211)	187,446
Interest expense	—	(3,053)	3,053
Net valuation change of instruments measured at fair value	—	1,974	(1,974)
Other income	31,152	271,122	(239,970)
Net loss	$(9,999,613)	$(9,948,168)	$(51,445)

Product Revenue and Product Gross Loss

Product revenue and product gross loss were $0.2 million and $(0.1) million, respectively, during each of the years ended September 30, 2022 and 2021. The product revenue consisted of the sale of Strip/Grid Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred, including the royalty fees to WARF and Mayo of $0.1 million in connection with our license agreements during each of the years ended September 31, 2022 and 2021.

Collaborations Revenue

Collaborations revenue was $1.9 million and $0.1 million during the years ended September 30, 2022 and 2021, respectively. Revenue during the periods presented were derived from the Zimmer Development Agreement and Amendment and represented the portion of our performance obligations that were met in connection with the upfront initial development fee and payments associated with the Amendment.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.0 million for the year ended September 30, 2022, compared to $6.3 million for the year ended September 30, 2021. The increase of $0.7 million was primarily due to an increase in legal and litigation settlement costs of $0.8 million, public company costs largely in connection with the Nasdaq up-listing of $0.6 million and other operating costs on a net basis of $0.1 million, offset partially by a reduction in stock-based compensation of $0.8 million.

Research and development expenses

Research and development expenses were $4.9 million for the year ended September 30, 2022, compared to $3.9 million for the year ended September 30, 2021. The $1.0 million increase during fiscal 2022 over the comparable prior year period was due to an increase in supporting development activities largely attributed to our Evo sEEG electrode technology, which primarily included salary-related expenses and other costs of consulting services, materials and supplies.

NeuroOne Medical Technologies Corporation
FORM 10-K

Interest expense

Interest expense for the year ended September 30, 2021 was $3,000 and consisted of issuance costs in connection with our 2019 Paulson Notes described further below. We did not incur any interest expense in fiscal year 2022.

Net valuation change of instruments measured at fair value

The net valuation change of instruments measured at fair value for the year 2021 was a benefit of $(2,000) attributed to the fair value change of Paulson Notes while they were outstanding. We did not have any instruments measured at fair value during fiscal year 2022.

Other Income

Other income during the year ended September 30, 2022 related to interest income on our cash, cash equivalents and short-term investments in the amount of $31,000. Other income during the year ended September 30, 2021 consisted principally of proceeds received in connection with the PMT Corporation litigation in the amount of $0.2 million and from the forgiveness of the paycheck protection program loan in the amount of $0.1 million.

Liquidity and Capital Resources

Overview

As of September 30, 2022, our principal source of liquidity consisted of cash, cash equivalents and short-term investments in the aggregate of approximately $11.1 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our financings described below.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Between April 30, 2020 and June 30, 2020, the Company issued 2020 Paulson Notes in an aggregate principal amount of $5.1 million to the Subscribers. The final closing under the 2020 Paulson Private Placement occurred on June 30, 2020. In July 2020, all remaining 2020 Paulson Notes outstanding were automatically converted into common stock following the announcement of a Strategic Transaction (as defined in the 2020 Paulson Notes) with Zimmer, Inc. Refer to “Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2021 for additional information related to the 2020 Paulson Convertible Notes.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

The initial closing of the private placement was consummated on November 1, 2019, and, on that date and through December 3, 2019, the Company issued 2019 Paulson Notes in an aggregate principal amount of $3,234,800 to the Subscribers for gross proceeds equaling the principal amount. The private placement terminated on December 3, 2019. Between April 24, 2020 and December 15, 2020, all of the holders elected to convert outstanding principal and accrued and unpaid interest of 2019 Paulson Notes in the amount of $3,453,883 into shares of common stock. Refer to “—Liquidity and Capital Resources—Historical Capital Resources” in our Annual Report on Form 10-K for the year ended September 30, 2021 for additional information related to the 2019 Paulson Convertible Notes.

Paycheck Protection Program Loan

In connection with the CARES Act, the Company received loan funding of approximately $83,000 under the Paycheck Protection Program (“PPP”), which was forgiven by the U.S. Small Business Administration on June 9, 2021.

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in the Report for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of our product sales pursuant to the Mayo Development Agreement. See “Note 4 – Commitments and Contingencies” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report for more information about the WARF License and the Mayo Development Agreement.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal 2024.

We expect to satisfy our short-term and long-term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

Liquidity Outlook

For a discussion of potential fee payments under the Zimmer Development Agreement, see “Note 7 — Zimmer Development Agreement” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG Electrode technology for up to 30 days, we don’t anticipate that commercial sales of the sEEG Electrode will begin until early 2023. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.

NeuroOne Medical Technologies Corporation
FORM 10-K

At September 30, 2022, we had cash, cash equivalents and short-term investments in the aggregate of approximately $11.1 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2022 and 2021, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

The development and commercialization of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we could use our cash, cash equivalent and short-term investment resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(7,519,534)	$(8,602,826)
Net cash used in investing activities	(3,244,765)	(67,079)
Net cash provided by financing activities	12,023,282	11,534,854
Net increase in cash	$1,258,983	$2,864,949

Net cash used in operating activities

Net cash used in operating activities was $7.5 million for the year ended September 30, 2022, which consisted of a net loss of $10.0 million partially offset primarily by stock-based compensation, depreciation, amortization related to intangible assets and to short-term investment discounts and premiums, non-cash lease expense and non-cash consideration associated with the Zimmer Development Agreement, totaling approximately $1.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash source of approximately $1.2 million. The year on year change in operating assets and liabilities was primarily attributable to a net increase in accounts payable, accrued expenses and deferred revenue, offset partially by increases in inventory purchases and prepaid expenses.

Net cash used in operating activities was $8.6 million for the year ended September 30, 2021, which consisted of a net loss of $9.9 million partially offset primarily by stock-based compensation, depreciation, amortization related to intangible assets, revaluation of convertible notes, non-cash lease expense and Paycheck Protection Program loan forgiveness, totaling approximately $1.9 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.5 million. The year on year change in operating assets and liabilities was primarily attributable to a net decrease in accounts payable and accrued expenses, and by an increases in inventory purchases, accounts receivable and prepaid expenses.

NeuroOne Medical Technologies Corporation
FORM 10-K

Net cash used in investing activities

Net cash used by investing activities for the year ended September 30, 2022 was $3.2 million and consisted of purchases of short-term investments consisting of treasury and corporate notes of approximately $3.5 million and outlays for purchases of property and equipment of $0.3 million which were partially offset by maturities of short-term investments in the amount of $0.5 million.

Net cash used by investing activities for the year ended September 30, 2021 was $0.1 million and consisted of outlays for research and development equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $12.0 million for the year ended September 30, 2022, which consisted of net proceeds from the October 2021 Underwritten Public Offering.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Note 3 — Summary of Significant Accounting Policies” to our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Of these policies, the following are considered critical to an understanding of our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report that require the application of the most subjective and the most complex judgments:

Revenues:

For discussion about the determination of collaborations revenue, product revenue and cost of product revenue, see “Note 7 — Zimmer Development Agreement” included in “Item 8 — Financial Statements and Supplementary Data” in this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 9 — Stock-Based Compensation” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

NeuroOne Medical Technologies Corporation
FORM 10-K

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 11 — Income Taxes” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including legal contingencies. For additional information, see “Note 4 — Commitments and Contingencies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of NeuroOne Medical Technologies Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroOne Medical Technologies Corporation (the "Company") as of September 30, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital. These are the reasons that raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Milestone Payments

Critical Audit Matter Description

As described in Notes 3 and 7 to the financial statements, the Company recognizes revenue for milestone payments received based on when the related performance obligations have been fulfilled. The determination of the allocation of the standalone selling price to the identified performance obligations requires management to make significant estimates and assumptions related to the fair value of the allocation. As disclosed by management, changes in these assumptions could have a significant impact on allocating the fair value of the standalone selling price to the identified performance obligations.

We identified milestone payment revenue recognition as a critical audit matter. The related audit effort in evaluating management’s judgments in determining the allocation of the standalone selling price between the identified performance obligations was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions and inputs used in determining the allocation of the stand along selling price to the identified performance obligations

●	We evaluated management’s significant accounting policies related to milestone payments for reasonableness

●	We evaluated the reasonableness of management’s estimate of allocating the standalone selling price between the identified performance obligations

●	We tested the allocation of the standalone selling price and performed the following procedures:

●	Tested a sample of the underlying costs

●	Tested management’s assumptions in determining how to allocate costs

●	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota

December 21, 2022

NeuroOne Medical Technologies Corporation

Balance Sheets

	As of September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,160,329	$6,901,346
Short-term investments	2,981,010	—
Accounts receivable	33,237	48,336
Inventory	704,538	98,287
Prepaid and other assets	296,649	244,043
Total current assets	12,175,763	7,292,012
Intangible assets, net	111,892	134,207
Right-of-use asset	181,355	288,948
Property and equipment, net	353,599	223,329
Total assets	$12,822,609	$7,938,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$927,662	$528,829
Accrued expenses	715,839	644,249
Deferred revenue	1,455,188	8,622
Total current liabilities	3,098,689	1,181,700
Operating lease liability, long term	119,556	202,895
Total liabilities	3,218,245	1,384,595

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2022 and 2021; no shares issued or outstanding as of September 30, 2022 and 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2022 and 2021; 16,216,540 and 12,010,019 shares issued and outstanding as of September 30, 2022 and 2021, respectively.	16,217	12,010
Additional paid–in capital	60,414,959	47,369,090
Accumulated deficit	(50,826,812)	(40,827,199)
Total stockholders’ equity	9,604,364	6,553,901
Total liabilities and stockholders’ equity	$12,822,609	$7,938,496

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Operations

	Years ended September 30,
	2022	2021
Product revenue	$171,169	$178,146
Cost of product revenue	241,963	275,895
Product gross loss	(70,794)	(97,749)
Collaborations revenue	1,948,872	64,812
Operating expenses:
Selling, general and administrative	6,979,416	6,260,266
Research and development	4,929,427	3,925,008
Total operating expenses	11,908,843	10,185,274
Loss from operations	(10,030,765)	(10,218,211)
Interest expense	—	(3,053)
Net valuation change of instruments measured at fair value	—	1,974
Other income	31,152	271,122
Net loss	$(9,999,613)	$(9,948,168)
Net loss per share:
Basic and diluted	$(0.63)	$(0.93)
Number of shares used in per share calculations:
Basic and diluted	15,998,567	10,696,799

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2020	7,393,637	$7,394	$32,937,809	$(30,879,031)	$2,066,172
Issuance of common stock and warrants under securities purchase agreement	4,166,682	4,167	12,495,833	—	12,500,000
Conversion of convertible notes into common stock	292,754	293	1,004,939	—	1,005,232
Issuance costs in connection with securities issuances	—	—	(1,198,080)	—	(1,198,080)
Issuance cost adjustment related to private placement	—	—	50,400	—	50,400
Stock-based compensation	—	—	1,793,199	—	1,793,199
Issuance of common stock for consulting services	74,327	74	(74)	—	—
Issuance of common stock upon vesting of restricted stock units	30,021	30	(30)	—	—
Exercise of stock options	1,552	1	10,145	—	10,146
Exercise of warrants	51,046	51	274,949	—	275,000
Net loss	—	—	—	(9,948,168)	(9,948,168)
Balance at September 30, 2021	12,010,019	12,010	47,369,090	(40,827,199)	6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Issuance of warrants in connection with Zimmer development agreement	—	—	104,562	—	104,562
Stock-based compensation	—	—	947,212	—	947,212
Issuance of common stock upon vesting of restricted stock units	34,464	35	(35)	—	—
Net loss	—	—	—	(9,999,613)	(9,999,613)

Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Cash Flows

	Years ended September 30,
	2022	2021
Operating activities
Net loss	$(9,999,613)	$(9,948,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	118,620	80,748
Stock-based compensation	947,212	1,793,199
Payroll protection program loan forgiveness	—	(83,333)
Fair value change of convertible promissory notes	—	(1,974)
Issuance costs attributed to financing activities	—	3,053
Amortization of discounts and premiums on short-term investments	(11,471)
Non-cash lease expense	107,593	66,382
Issuance of warrants in connection with Zimmer contract amendment	104,562	—
Change in assets and liabilities:
Accounts receivable	15,099	(48,336)
Inventory	(606,251)	(98,287)
Prepaid and other assets	(145,540)	(8,320)
Accounts payable	515,438	(350,313)
Accrued expenses, deferred revenue, operating lease and other liabilities	1,434,817	(7,477)
Net cash used in operating activities	(7,519,534)	(8,602,826)
Investing activities
Purchases of short-term investments	(3,469,539)	—
Maturities of short-term investments	500,000	—
Purchase of property and equipment	(275,226)	(67,079)
Net cash used in investing activities	(3,244,765)	(67,079)
Financing activities
Proceeds from issuance of common stock in connection with public offering and private placements	13,350,582	8,829,236
Proceeds from issuance of warrants in connection with private placements	—	3,670,764
Issuance costs in connection with convertible promissory notes	—	(3,053)
Issuance costs in connection with public offering and private placements	(1,327,300)	(1,198,080)
Exercise of warrants	—	275,000
Exercise of stock-options	—	10,146
Deferred offering costs	—	(49,159)
Net cash provided by financing activities	12,023,282	11,534,854
Net increase in cash and cash equivalents	1,258,983	2,864,949
Cash and cash equivalents at beginning of year	6,901,346	4,036,397
Cash and cash equivalents at end of year	$8,160,329	$6,901,346
Supplemental non-cash financing and investing transactions:
Conversion of convertible promissory notes to equity	$—	$1,005,232
Unpaid issuance costs and non-cash adjustments attributed to convertible notes and private placement	$—	$50,400
Operating lease right of use asset obtained in exchange for operating lease	$—	$73,118
Payroll protection program loan forgiveness	$—	$83,333
Unpaid deferred offering costs	$—	$67,954
Unpaid purchases of property and equipment	$—	$48,651
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$24,980	$—

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

The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for its Evo cortical technology in November 2019 and in October 2022, we received FDA 510(k) clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. To date, the Company has had limited commercial sales.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $50.8 million as of September 30, 2022. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash, cash equivalents and short-term investments on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original contractual maturity on date of purchase of less than or equal to three months to be classified and presented as cash equivalents on the Balance Sheets. Cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents may include demand deposit accounts with large financial institutions, institutional money market funds, U.S. treasury securities, and corporate notes and bonds. The Company monitors the creditworthiness of the financial institutions, institutional money market funds, and corporations in which the Company invests its surplus funds. The Company has experienced no credit losses from its cash and cash equivalent investments.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Short Term Investment

The Company invests its excess cash in United States (U.S.) Treasury securities and highly rated corporate securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held on September 30, 2022 had contractual maturities of less than one year. The amortized cost and estimated fair values of the Company’s investments as of September 30, 2022 are as follows:

		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Short-term:
U.S. treasury and corporate notes	$2,981,010	$—	$2,870	$2,978,140
Total	$2,981,010	$—	$2,870	$2,978,140

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

Collaborations Revenue

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Account Standards Codification (“ASC”) Topic 606. (“ASC 606”). Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for collaboration arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

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

As of September 30, 2022 and 2021, the fair values of cash, cash equivalents, short-term investments, accounts receivable, inventory, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the convertible notes while outstanding were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

There were no transfers between fair value hierarchy levels during the years ended September 30, 2022 and 2021.

There were no financial instruments measured on a recurring basis outstanding as of September 30, 2022.

The following table provides a roll-forward of the convertible notes measured at fair value on a recurring basis using unobservable level 3 inputs for the year ended September 30, 2021 as follows:

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of cEEG strip/grid and electrode cable assembly work-in-process and finished good product. The Strip/Grid Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters, and beginning in the first quarter of fiscal year 2021, sales and marketing in connection with the commercial sale of cEEG strip/grid and electrode cable assembly products.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible notes, warrants, stock options and restricted stock units, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Diluted earnings with respect to the convertible notes utilize the if-converted method. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for both the years ended September 30, 2022 and 2021.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the years ended September 30:

	2022	2021
Warrants	7,103,344	7,503,808
Stock options	1,239,915	1,122,560
Restricted stock units	414,430	11,384
Unissued vested restricted stock units	7,316	1,148

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. This guidance will not have a material impact to the Company’s financial statements.

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

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the years ended September 30, 2022 and 2021, $137,500 and $125,000 in royalty fees were incurred related to the WARF License, respectively. and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the years ended September 30, 2022 and 2021, $4,861 and $3,894 in royalty fees were incurred, respectively, and were reflected as a component of cost of product revenue.

Legal

PMT Litigation

On March 29, 2018, the Company was served with a complaint filed by PMT Corporation (“PMT”), the former employer of Mark Christianson, a current Company employee, and Wade Fredrickson, a former Company employee. The complaint added the Company, NeuroOne, Inc. and Mr. Christianson to its existing lawsuit against Mr. Fredrickson in the Fourth Judicial District Court of the State of Minnesota. In the lawsuit, PMT claimed that Mr. Fredrickson and Mr. Christianson, by virtue of their work for the Company and their prior work during employment with PMT, breached their non-competition, non-solicitation and non-disclosure obligations, breached their fiduciary duty obligations, were unjustly enriched, engaged in unfair competition, engaged in a civil conspiracy, tortiously interfered with PMT’s contracts and prospective economic advantage, and breached a covenant of good faith and fair dealing. The litigation was settled on September 29, 2022.

The associated legal costs associated with all of the Company’s litigation activities amounted to $663,629 and $80,356 during the years ended September 30, 2022 and 2021, respectively, and were recorded in selling, general and administrative expenses in the accompanying statements of operations.

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

Los Gatos Lease

In July 1, 2021, the Company entered into a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The term of the New Lease is eighteen months. The facility space under the Los Gatos Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the Los Gatos Lease is approximately $4,241. On November 4, 2022, the Los Gatos Lease was extended for an additional two year term. See “Note 13 – Subsequent Events”.

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

During the years ended September 30, 2022 and 2021, rent expense associated with the facility leases amounted to $170,501 and $136,826, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the Years Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$130,727	$70,897
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$73,118

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Supplemental balance sheet information related to the operating lease was as follows:

	As of September 30,
	2022	2021
Right-of-use assets	$181,355	$288,948
Lease liability	$202,895	$315,673
Weighted average remaining lease term (years)	2.4	3.1
Weighted average discount rate	6.9%	6.7%

Maturity of the lease liability was as follows:

Calendar Year	As of September 30, 2022
2022 (period from October 1, 2022 to December 31, 2022)	$32,928
2023	82,333
2024	84,391
2025	21,227
Total lease payments	220,879
Less imputed interest	(17,984)
Total	202,895
Short-term portion	(83,339)
Long-term portion	$119,556

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of September 30,
	2022	2021
Work-in-process	$630,570	$98,287
Finished goods	73,968	—
Total	$704,538	$98,287

Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	As of September 30,
	2022	2021
Prepaid expenses	$296,649	$151,109
Deferred offering costs	—	92,934
Total	$296,649	$244,043

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Intangibles

Intangible assets roll forward is as follows:

	Useful Life
Net Intangibles, September 30, 2020	12-13 years	$156,523
Less: amortization		(22,316)
Net Intangibles, September 30, 2021		134,207
Less: amortization		(22,315)
Net Intangibles, September 30, 2022		$111,892

The Company anticipates amortization expense of approximately $22,000 per year for fiscal year 2023 through 2027 based upon the two current license agreements.

Property and Equipment

Property and equipment, net held for use by category are presented in the following table:

	As of September 30,
	2022	2021
Equipment and furniture	$538,061	$311,486
Software	1,895	1,895
Total property and equipment	539,956	313,381
Less accumulated depreciation	(186,357)	(90,052)
Property and equipment, net	$353,599	$223,329

Depreciation expense was $96,305 and $58,432 for the years ended September 30, 2022 and 2021, respectively.

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following:

	As of September 30,
	2022	2021
Accrued payroll	$521,368	$376,236
Operating lease liability, short term	83,339	112,778
Royalty Fees	111,132	72,083
Other	—	83,152
Total	$715,839	$644,249

The “other” category is primarily comprised of board fees.

Paycheck Protection Program

The CARES Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”). The PPP authorizes over $600 billion in forgivable loans to small businesses. Loan amounts may be forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period following loan funding. Loans have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of $83,333 under the PPP and was recorded as a long-term liability. The PPP loan was forgiven on June 9, 2021 by the U.S. Small Business Administration and was reflected as other income in the accompanying statements of operations. Interest was nominal during the year ended September 30, 2021.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

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

Pursuant to the Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020.

On August 2, 2022, the Company entered into a Third Amendment to Exclusive Development and Distribution Agreement (the “Amendment”) with Zimmer. Pursuant to the terms and conditions of the Amendment, Zimmer made a $3.5 million payment to the Company. In consideration of the mutual covenants and agreements contained in the Development Agreement, the fee and milestone payment provisions in the Development Agreement were replaced with the following below:

●	$1.5 million for the SEEG Exclusivity Maintenance Fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of SEEG products set forth in the Development Agreement even though the satisfaction was after the deadlines originally identified.

In addition, in connection with the Amendment, the Company issued Zimmer a warrant to purchase common stock (the “2022 Zimmer Warrant”). The 2022 Zimmer Warrant is exercisable for up to an aggregate of 350,000 shares of the Company’s common stock. The 2022 Zimmer Warrant has an exercise price of $3.00 per share, will be exercisable commencing six months from the issuance date, and will expire on August 2, 2027. The fair value of the 2022 Zimmer Warrant of $0.1 million was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 2.9%; expected volatility of 53.5%; expected life of 5 years; expected dividend yield of 0%; and the underlying fair market of the common stock. The 2022 Zimmer Warrant was classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement was required and no other provisions precluded equity treatment.

The Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale (the “Term”), unless terminated earlier pursuant to its terms. Either party may terminate the Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Strip/Grid Distribution License and SEEG Distribution License shall be exclusive from the Effective Date of the Amendment until the end of the Term.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

The Zimmer Development Agreement and Amendment were accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified five performance obligations under the Zimmer Development Agreement and Amendment: (1) the Company’s obligation to grant Zimmer access to its intellectual property; (2) completion SEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of SEEG exclusivity maintenance; and (5) completion of SEEG design modifications as requested by Zimmer. All performance obligations under the Development Agreement and Amendment, outside of the SEEG exclusivity maintenance obligation, were met as of September 30, 2022.

The aggregate transaction price associated with the Development Agreement and Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized revenue in the amount of $1,948,872 and $64,812 during the years ended September 30, 2022 and 2021, respectively, in connection with the Development Agreement and Amendment.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Amendment is as follows as of September 30, 2022 and 2021:

Deferred Revenue
Balance as of September 30, 2020	$73,434
Revenue recognized	(64,812)
Balance as of September 30, 2021	8,622
Zimmer agreement amendment related to SEEG exclusivity maintenance	1,455,188
Revenue recognized	(8,622)
Balance as of September 30, 2022	$1,455,188

The remaining performance obligation in deferred revenue as of September 30, 2022 attributed to sEEG exclusivity maintenance was completed in first quarter of fiscal year 2023. The achievement of the level of sales required to earn royalty payments under the Development Agreement from Zimmer is uncertain and was considered constrained for revenue recognition purposes as of September 30, 2022.

 Product Revenue

In December 2020, the Company commenced commercial sales of its Strip/Grid Products and Electrode Cable Assembly Products in connection with the Development Agreement. Product revenue recognized during the years ended September 30, 2022 and 2021 was $171,169 and $178,146, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $270,612 and $338,837 for the years ended September 30, 2022 and 2021, respectively.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

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

iii.	Revise the Registration Date – The Second 2019 Paulson Notes Amendment provided that promptly following the earlier of (1) May 1, 2020, if the applicable subscriber converted all or a majority of the Outstanding Balance of such subscriber’s 2019 Paulson Note prior to such date; (2) the final closing a 2019 Qualified Financing; and (3) the maturity date.

The 2019 Paulson Notes had a fixed interest rate of 13% per annum and required the Company to repay the principal and accrued and unpaid interest thereon on November 1, 2020 (the “Maturity Date”). Interest on principal amounted to $5,701 during the year ended September 30, 2021 and was recorded under the net valuation change of instruments measured at fair value in the accompanying statements of operations. The 2019 Paulson Notes were not outstanding during the year ended September 30, 2022.

The Company elected to account for the 2019 Paulson Notes on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. Subsequent to issuance, the fair value change of the Paulson Notes amounted to a benefit of $(1,974) during the year ended September 30, 2021 and was recorded under the net valuation change of instruments measured at fair value in the accompanying statements of operations.

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

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Issuance costs during the year ended September 30, 2021 in connection with the 2019 Paulson Private Placement were $3,053 and related to legal costs. The issuance costs were recorded as a component of interest in the accompanying statements of operations.

During the first quarter of fiscal year 2021, the remaining holders of the 2019 Paulson Notes elected to convert the remaining outstanding principal and accrued and unpaid interest in the amount of $615,159 into 292,754 shares of common stock.

NOTE 9 - Stock-Based Compensation

During the years ended September 30, 2022 and 2021, stock-based expense related to the stock options, restricted stock units and stock awards was included in selling, general and administrative and research and development costs as follows in the accompanying statements of operations:

	2022	2021
Selling, general and administrative	$780,818	$1,550,841
Research and development	166,394	242,358
Total stock-based compensation expense	$947,212	$1,793,199

The Company’s 2017 Equity Incentive Plan (“2017 Plan”) provides for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. Effective October 1, 2021, no shares were available for issuance under the 2016 Equity Incentive Plan.

Inducement Plan

In addition to the Company’s 2017 Plan, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”) on October 4, 2021, pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule.

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2022 and 2021, 1,614,538 and 484,622 shares were added to the 2017 Plan, respectively, as a result of the evergreen provision.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Stock Options

During the years ended September 30, 2022 and 2021, 152,690 and 703,117 stock options were granted to employees, directors and consultants, respectively, with a weighted average grant date fair value of $0.76 and $3.01 per share, respectively. The options granted have vesting periods ranging from being immediate to four years. All options expire ten years from the date of grant. The total expense for the years ended September 30, 2022 and 2021 related to the stock options was $582,329 and $983,301, respectively.

The following table summarizes the Company’s stock option plan activity for the years ended September 30, 2022 and 2021 as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2020	492,842	$6.13	8.8	$96,088
Granted	703,117	$5.83	—	—
Exercised	(1,538)	$6.60	—	—
Forfeited/Cancelled	(71,861)	$6.85	—	—
Outstanding at September 30, 2021	1,122,560	$5.89	8.8	$127,339
Granted	152,690	$1.50	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(35,335)	$4.14	—	—
Outstanding at September 30, 2022	1,239,915	$5.40	8.0	$89,295
Vested and expected to vest at September 30, 2022	1,239,915	$5.40	8.0	$89,295
Vested and exercisable at September 30, 2022	783,494	$5.76	7.7	$56,542

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2022 and 2021 of $1.69 and $3.95 per share, respectively. As of September 30, 2022 and 2021, 1,125,710 and 1,055,376 outstanding options, respectively, had no intrinsic value.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the years ended September 30:

	2022	2021
Expected stock price volatility	53.5%	55.9%
Expected life of options (years)	5.6	6.0
Expected dividend yield	0%	0%
Risk free interest rate	2.3%	0.6%

During the years ended September 30, 2022 and 2021, 327,615 and 280,557 stock options vested, respectively. 1,538 stock options were exercised during the year ended September 30, 2021 with an intrinsic value of $2,648. No options were exercised during the year ended September 30, 2022.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity is as follows for the years ended September 30, 2022 and 2021:

Number of
Shares
Non-vested at September 30, 2020	26,698
Granted	13,776
Vested	(29,090)
Non-vested at September 30, 2021	11,384
Granted	443,670
Vested	(40,624)
Non-vested at September 30, 2022	414,430

During the years ended September 30, 2022 and 2021, 443,670 and 13,776 RSUs were granted to members of the Company’s board of directors and employees that vest over a period ranging from an immediate to a two year period, with a grant date fair value of $1.91 and $7.26 per unit, respectively. During the years ended September 30, 2022 and 2021, 40,624 and 29,090 RSUs vested, respectively. The total expense for the years ended September 30, 2022 and 2021 related to the RSU’s was $364,883 and $163,988, respectively. No RSUs were forfeited during the years ended September 30, 2022 and 2021.

Other Stock-Based Awards

2022 Activity

The Company did not issue any other stock-based awards, outside of stock options and RSUs, during the year ended September 30, 2022.

2021 Activity

In April 2021, two consulting agreements were executed whereby a total of 62,659 shares of common stock were issued and vested as of September 30, 2022.

In July 2021, two consulting agreements were executed whereby a total of 11,668 shares of common stock were issued and vested as of September 30, 2022.

Activity Prior to 2021

In August 2020, an additional consulting agreement was executed whereby 40,000 shares of common stock were issued, subject to Company repurchase. The stock award under the agreement vested over a six-month period. As of September 30, 2021 all of the shares vested under this agreement.

Compensation expense related to the stock awards granted under the consulting agreements referenced above amounted to zero and $645,910 for the years ended September 30, 2022 and 2021, respectively, and was included in stock-based compensation expense. The expense recognition related to the grants was based on the fair value of the underlying common stock at the point of vesting which ranged from $5.22 to $6.62 per share.

General

As of September 30, 2022, 1,703,872 shares were available for future issuance on a combined basis under the 2017 Plan and the Inducement Plan. Unrecognized stock-based compensation was $1.7 million as of September 30, 2022. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.0 years.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

NOTE 10 - Stockholders’ Equity

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

Warrant Activity and Summary

The following table summarizes warrant activity during the years ended September 30, 2022 and 2021:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2020	3,390,320	$5.40 - 9.00	$7.05	2.89
Issued	4,166,682	$5.25	$4.29	—
Exercised	(53,194)	$5.61-8.25	$5.61	—
Forfeited	—	$—	$—	—
Outstanding and exercisable at September 30, 2021	7,503,808	$5.25-9.00	$6.06	3.23
Issued	350,000	$3.00	$3.00	4.84
Exercised	—	$—	$—	—
Reverse split adjustment correction	(100)	$—	$—	—
Forfeited	(750,364)	$5.40	$5.40	—
Outstanding at September 30, 2022	7,103,344	$3.00-9.00	$5.98	2.68
Outstanding and exercisable at September 30, 2022	6,753,344	$5.25-9.00	$6.14	2.57

The following table summarizes information about warrants outstanding at September 30, 2022:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2022
$3.00	350,000	4.84	—
$5.25	4,166,682	3.29	4,166,682
$5.61	916,704	1.68	916,704
$6.00	45,171	1.75	45,171
$7.50	279,727	1.41	279,727
$8.25	62,906	1.75	62,906
$9.00	1,282,154	1.18	1,282,154
Total	7,103,344		6,753,344

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

NOTE 11 - Income Taxes

The effective tax rate for the Company for the years ended September 30, 2022 and 2021 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the years ended September 30 is as follows:

	2022	2021
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Research credits	(3.0)	(3.7)
Stock-based compensation and other	0.7	1.0
Valuation allowance	31.0	31.4
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30:

	2022	2021
Deferred tax assets:
Federal and state operating loss carryforwards	$10,164,679	$7,575,069
Acquired intangibles	26,447	24,541
Accruals and other	70,399	8,370
Research and development credit carryforwards	1,107,559	812,781
Stock-based compensation	688,998	451,757
Total deferred tax assets	12,058,082	8,872,518
Deferred tax liabilities:
Fixed assets and other	(140,538)	(64,189)
Total deferred tax liabilities	(140,538)	(64,189)
Valuation allowance	(11,917,544)	(8,808,329)
Net deferred tax assets	$—	$—

As of September 30, 2022 and 2021, the Company had gross deferred tax assets of approximately $12,058,000 and $8,873,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues from sales and faces significant challenges to becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $11,918,000 and $8,808,000 as of September 30, 2022 and 2021, respectively. The U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2022 and 2021, the Company’s federal net operating loss carryforwards were approximately $35,408,000 and $26,355,000, respectively. The Company had federal research credit carryforwards as of September 30, 2022 and 2021 of approximately $759,000 and $506,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $35,249,000 and $26,355,000, respectively. The Company had state research credit carryforwards of approximately $441,000 and $307,000 as of September 30, 2022 and 2021, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded at September 30, 2022 and 2021.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the accompanying statements of operations.

The Company has tax filing obligations in the following jurisdictions: U.S. federal, Minnesota and California. The income tax returns since inception as a corporation in 2016 are subject to examination by the federal and state taxing authorities.

NOTE 12 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2022.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of contributions made by the Company under the 401K Plan during the years ended September 30, 2022 and 2021 was $30,697 and 14,803, respectively.

NOTE 13 - Subsequent Events

Los Gatos Lease

On November 4, 2022, the term of the Los Gatos Lease was extended by two years to December 31, 2024. The rent under the Los Gatos Lease will range from $4,453 to $4,632 per month.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (JonesTrading) to create an at-the-market offering program under which we may offer and sell shares having an aggregate offering price of up to $9.0 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds.

NeuroOne Medical Technologies Corporation

Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) which are controls and other procedures that are designed to provide reasonable assurance that that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of September 30, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

NeuroOne Medical Technologies Corporation

Form 10-K

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report because we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

“At the Market” Offering

On December 21, 2022, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $9.0 million of shares of its common stock through or to JonesTrading, as sales agent or principal. Sales of the Company’s Common Stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s Registration Statement on Form S-3 (File No. 333-256830), in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. JonesTrading will use its commercially reasonable efforts to see the Common Stock from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose).

The Company is not obligated to make any sales of Common Stock under the Sales Agreement, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The offering of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) sale of all of the shares of Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement as permitted therein. The Company is obligated to pay JonesTrading an aggregate sales agent commission of up to 3.0% of the gross proceeds of the sale price for Common Stock sold under the Sales Agreement. The Company has also provided JonesTrading with customary indemnification rights and expense reimbursements for up to $35,000 of expenses as well as ongoing diligence expenses.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 1.1 to this Current Report on Form 10-K.

The opinion of Honigman LLP relating to the shares of Common Stock being offered is filed as Exhibit 5.1 to this Current Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

NeuroOne Medical Technologies Corporation

Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation”, “Proposal No. 1 – Election of Class III Directors,” and “Executive Officers,” and “Board and Committee Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation” and “Proposal No. 1 – Election of Class III Directors – Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Board and Committee Information.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

NeuroOne Medical Technologies Corporation

Form 10-K

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

1.1*	Capital on Demand™ Sales Agreement, dated December 21, 2022 between NeuroOne Medical Technologies Corporation. and JonesTrading Institutional Services LLC

2.1 **	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

5.1*	Opinion of Honigman LLP

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

NeuroOne Medical Technologies Corporation

Form 10-K

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3.1 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.4.1 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4.2 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.5.1 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.6 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.8 +	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.9	Form of Amended and Restated Capital Stock Purchase Warrant issued pursuant to Amended and Restated Promissory Note and Warrant Subscription Agreement (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

10.10 +	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 on the Registrant’s Annual Report on Form 10-K filed April 16, 2018)

10.11	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed July 13, 2018)

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed July 13, 2018)

10.13 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

NeuroOne Medical Technologies Corporation

Form 10-K

10.14	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.16 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.17	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 6, 2019)

10.18	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.19	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.20	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.22	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.23	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.24	Exclusive Development and Distribution Agreement dated as of July 20, 2020 by and between the Company and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 22, 2020)

10.24.1	Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated January 6, 2021 (incorporated by reference to Exhibit 10.39 on the Registrant’s Annual Report on Form 10-K filed on December 15, 2021)

10.24.2	Second Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated June 28, 2022 (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.24.3	Third Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated August 2, 2022 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.25 +	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.26	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

NeuroOne Medical Technologies Corporation

Form 10-K

10.27	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.28	Underwriting Agreement, dated October 13, 2021, between NeuroOne Medical Technologies Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on October 14, 2021)

10.29	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP

23.2*	Consent of Honigman LLP (included in Exhibit 5.1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates filed herewith.

**	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

(b)	The exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

NeuroOne Medical Technologies Corporation

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2022	NEUROONE MEDICAL TECHNOLOGIES
CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 21, 2022
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	December 21, 2022
Ronald McClurg	(Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 21, 2022
Paul Buckman

/s/ EDWARD ANDRLE	Member of the Board of Directors	December 21, 2022
Edward Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 21, 2022
Jeffrey Mathiesen