Form 10-Q
period 2022-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2023-02-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of February 10, 2023 was 16,363,946.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,667,432	$8,160,329
Short-term investments	2,975,194	2,981,010
Accounts receivable	95,319	33,237
Inventory	903,554	704,538
Prepaid and other assets	325,488	296,649
Total current assets	8,966,987	12,175,763
Intangible assets, net	106,313	111,892
Right-of-use asset	252,119	181,355
Property and equipment, net	334,801	353,599
Total assets	$9,660,220	$12,822,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$861,638	$927,662
Accrued expenses	473,085	715,839
Deferred revenue	—	1,455,188
Total current liabilities	1,334,723	3,098,689
Operating lease liability, long term	153,721	119,556
Total liabilities	1,488,444	3,218,245

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2022 and September 30, 2022; no shares issued or outstanding as of December 31, 2022 and September 30, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2022 and September 30, 2022; 16,238,464 and 16,216,540 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively.	16,239	16,217
Additional paid–in capital	60,715,118	60,414,959
Accumulated deficit	(52,559,581)	(50,826,812)
Total stockholders’ equity	8,171,776	9,604,364
Total liabilities and stockholders’ equity	$9,660,220	$12,822,609

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2022	2021

Product revenue	$114,579	$33,748
Cost of product revenue	126,886	46,844
Product gross loss	(12,307)	(13,096)

Collaborations revenue	1,455,188	6,374

Operating expenses:
Selling, general and administrative	1,663,737	1,742,141
Research and development	1,563,496	1,060,462
Total operating expenses	3,227,233	2,802,603
Loss from operations	(1,784,352)	(2,809,325)
Other income	51,583	1,850
Loss before income taxes	(1,732,769)	(2,807,475)
Provision for income taxes	—	—
Net loss	$(1,732,769)	$(2,807,475)
Net loss per share:
Basic and diluted	$(0.11)	$(0.18)
Number of shares used in per share calculations:
Basic and diluted	16,230,997	15,408,480

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	12,010,019	$12,010	$47,369,090	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—		(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	$16,188	$59,566,286	$(43,634,674)	$15,947,800

Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	$16,239	$60,715,118	$(52,559,581)	$8,171,776

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2022	2021

Operating activities
Net loss	$(1,732,769)	$(2,807,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	35,889	25,161
Stock-based compensation	300,181	203,072
Amortization of discounts and premiums on short-term investments	(20,765)	—
Non-cash lease expense	26,772	26,235
Change in assets and liabilities:
Accounts receivable	(62,082)	23,708
Inventory	(199,016)	(130,828)
Prepaid and other assets	74,948	13,649
Accounts payable	(154,098)	291,172
Deferred revenue	(1,455,188)	(6,374)
Accrued expenses, operating leases and other liabilities	(306,125)	(317,456)
Net cash used in operating activities	(3,492,253)	(2,679,136)
Investing activities
Purchases of short-term investments	(1,473,419)	—
Maturities of short-term investments	1,500,000	—
Purchase of property and equipment	(11,512)	(61,491)
Net cash provided by (used in) investing activities	15,069	(61,491)
Financing activities
Proceeds from issuance of common stock attributed to the public offering	—	13,350,582
Deferred issuance costs related to the at-the-market offering program and issuance costs related to the public offering	(15,713)	(1,326,978)
Net cash (used in) provided by financing activities	(15,713)	12,023,604
Net (decrease) increase in cash	(3,492,897)	9,282,977
Cash at beginning of period	8,160,329	6,901,346
Cash at end of period	$4,667,432	$16,184,323
Supplemental non-cash financing and investing transactions:
Unpaid deferred offering and issuance costs attributed to the at-the-market offering program and public offering	$88,074	$322
Modification of right-of-use asset and associated lease liability	$97,536	$—
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$—	$24,980

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

The Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for its Evo cortical technology in November 2019 and in October 2022, the Company received 510(k) from the FDA clearance for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. To date, the Company has had limited commercial sales.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2022 included in the Annual Report on Form 10-K. The condensed balance sheet at September 30, 2022 was derived from the audited financial statements of the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $52.6 million as of December 31, 2022. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash, cash equivalents and short-term investments on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Short Term Investment

The Company invests its excess cash in United States (“U.S.”) Treasury securities and highly rated corporate securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held as of December 31, 2022 and September 30, 2022 had contractual maturities of less than one year. The amortized cost and estimated fair values of the Company’s investments as of December 31, 2022 and September 30, 2022 are as follows:

	December 31, 2022
		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Short-term:
U.S. treasury and corporate notes	$2,975,194	$—	$769	$2,974,425
Total	$2,975,194	$—	$769	$2,974,425

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

	September 30, 2022
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

Notes to Condensed Financial Statements

(unaudited)

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

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in collaborations revenues based upon when the customer obtains control of each element.

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

As of December 31, 2022 and September 30, 2022, the fair values of cash, cash equivalents, short-term investments, accounts receivable, inventory, prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three months ended December 31, 2022 and 2021.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters, and sales and marketing in connection with the commercial sales of the Company’s products.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options and restricted stock units are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for both the three months ended December 31, 2022 and 2021.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three months ended December 31:

	2022	2021
Warrants	7,103,344	6,753,444
Stock options	1,313,646	1,111,226
Restricted stock units	392,500	6,888
Unissued vested restricted stock units	7,322	—

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective October 1, 2022 and the ASU did not have a material impact to our financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 4 – Commitments and Contingencies

WARF License Agreement

The Company has entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film micro electrode technology (the “WARF License”).

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended December 31, 2022 and 2021, $37,500 and $25,000 in royalty fees were incurred related to the WARF License, respectively and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended December 31, 2022 and 2021, $690 and $739 in royalty fees were incurred related to the Mayo Agreement, respectively, and were reflected as a component of cost of product revenue.

Facility Leases

Headquarters Lease

On October 7, 2019, the Company entered into a non-cancellable lease agreement (the “Lease”) with certain landlords (together, the “Landlord”) pursuant to which the Company has agreed to lease office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending 65 months after such date, unless terminated earlier (the “Term”). The initial base rent for the Premises is $6,410 per month for the first 17 months, increasing to $7,076 per month by the end of the Term. In addition, as long as the Company is not in default under the Lease, the Company shall be entitled to an abatement of its base rent for the first 5 months. In addition, the Company will pay its pro rata share of the Landlord’s annual operating expenses associated with the premises, calculated as set forth in the Lease of which the Company is entitled to an abatement of these operating expense for the first 3 months.

Los Gatos Lease

On July 1, 2021, the Company entered into a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The facility space under the Los Gatos Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the Los Gatos Lease was approximately $4,241. On November 4, 2022, the Los Gatos Lease was extended for an additional two years to December 31, 2024. The rent under the extended Los Gatos Lease ranges from $4,453 to $4,632 per month beginning on January 1, 2023.

During the three months ended December 31, 2022 and 2021, rent expense associated with the facility leases amounted to $42,474 and $43,045, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Supplemental cash flow information related to the operating leases was as follows:

	For the three months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$32,928	$32,435

Right-of -use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$97,536	$—

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2022	As of September 30, 2022

Right-of-use assets	$252,119	$181,355

Lease liabilities	$272,405	$202,895

Weighted average remaining lease term (years)	2.2	2.4
Weighted average discount rate	7.8%	6.9%

Maturity of the lease liabilities was as follows:

Calendar Year	As of December 31, 2022
2023	$135,773
2024	139,969
2025	21,227
Total lease payments	296,969
Less imputed interest	(24,564)
Total	272,405
Short-term portion	(118,684)
Long-term portion	$153,721

Other

In the ordinary course of business, from time to time, the Company may be subject to a broad range of claims and legal proceedings that relate to contractual allegations, patent infringement and other claims. The Company establishes accruals when applicable for matters and commitments which it believes losses are probable and can be reasonably estimated. To date, no loss contingency for such matters and potential commitments have been recorded. Although it is not possible to predict with certainty the outcome of these matters or potential commitments, the Company is of the opinion that the ultimate resolution of these matters and potential commitments will not have a material adverse effect on its results of operations or financial position.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and other assets

Prepaid and other assets consisted of the following:

	As of December 31, 2022	As of September 30, 2022
Prepaids	$221,701	$296,649
Deferred offering costs	103,787	—
Total	$325,488	$296,649

Inventory

Inventory consisted of the following:

	As of December 31, 2022	As of September 30, 2022
Work-in-process	$903,554	$630,570
Finished goods	—	73,968
Total	$903,554	$704,538

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2022	12-13 years	$111,892
Less: amortization		(5,579)
Net Intangibles, December 31, 2022		$106,313

Amortization expense was $5,579 for each of the three month periods ended December 31, 2022 and 2021.

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2022	As of September 30, 2022
Equipment and furniture	$549,573	$538,061
Software	1,895	1,895
Total property and equipment	551,468	539,956
Less accumulated depreciation	(216,667)	(186,357)
Property and equipment, net	$334,801	$353,599

Depreciation expense was $30,310 and $19,582 for the three month periods ended December 31, 2022 and 2021, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31, 2022	As of September 30, 2022
Accrued payroll	$186,517	$521,368
Operating lease liability, short term	118,684	83,339
Royalty Payments	145,883	111,132
Other	22,001	—
Total	$473,085	$715,839

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

On August 2, 2022, the Company entered into a Third Amendment to the Zimmer Development Agreement with Zimmer. Pursuant to the terms and conditions of the Third Amendment, Zimmer made a $3.5 million payment to the Company. In consideration of the mutual covenants and agreements contained in the Zimmer Development Agreement, the fee and milestone payment provisions in the Zimmer Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG Exclusivity Maintenance Fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG products set forth in the Development Agreement even though the satisfaction was after the deadlines originally identified.

In addition, in connection with the Third Amendment, the Company issued Zimmer a warrant to purchase common stock (the “2022 Zimmer Warrant”). The 2022 Zimmer Warrant is exercisable for up to an aggregate of 350,000 shares of the Company’s common stock. The 2022 Zimmer Warrant has an exercise price of $3.00 per share, will be exercisable commencing six months from the issuance date, and will expire on August 2, 2027. The fair value of the 2022 Zimmer Warrant of $0.1 million was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 2.9%; expected volatility of 53.5%; expected life of 5 years; expected dividend yield of 0%; and the underlying fair market of the common stock. The 2022 Zimmer Warrant was classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement was required and no other provisions precluded equity treatment.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

The Zimmer Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Strip/Grid Distribution License and sEEG Distribution License shall be exclusive from the effective date of the Third Amendment until the end of the term.

The Zimmer Development Agreement and Third Amendment were accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified five performance obligations under the Zimmer Development Agreement and Third Amendment: (1) the Company’s obligation to grant Zimmer access to its intellectual property; (2) completion of sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) completion of sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Development Agreement and Third Amendment were met as of December 31, 2022.

The aggregate transaction price associated with the Zimmer Development Agreement and Third Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Third Amendment, less the fair value of the 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations.

In October 2022, the Company received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, the Company recognized revenue in the amount of $1,455,188 during the three months ended December 31, 2022 related to the completion of the sEEG exclusivity maintenance milestone. During the three months ended December 31, 2021, the Company recognized revenue in the amount of $6,374 related to sEEG Product development.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Third Amendment is as follows during the three months ended as of December 31, 2022 and 2021:

	2022	2021
Deferred Revenue
Balance as of beginning of period – September 30	$1,455,188	$8,622
Revenue recognized	(1,455,188)	(6,374)
Balance as of end of period – December 31	$—	$2,248

Product Revenue

Product revenue recognized during the three month periods ended December 31, 2022 and 2021 was $114,579 and $33,748, respectively, related to the Company’s Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $53,026 and $61,335 for the three month periods ended December 31, 2022 and 2021, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 8 – Stock-Based Compensation

During the three month periods ended December 31, 2022 and 2021, stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2022	2021
General and administrative	$255,465	$163,001
Research and development	44,716	40,071
Total stock-based compensation expense	$300,181	$203,072

Stock Options

During the three month periods ended December 31, 2022 and 2021, under the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2021 Inducement Plan (the “Inducement Plan”), the Company granted 73,731 and 2,000 stock options, respectively, to its employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition. The weighted-average grant date fair value of the grants issued during the three month periods ended December 31, 2022 and 2021 was $0.66 and $1.72 per share, respectively. The total expense for the three months ended December 31, 2022 and 2021 related to stock options was $181,744 and $162,361, respectively. The total number of stock options outstanding as of December 31, 2022 and September 30, 2022 was 1,313,646 and 1,239,915, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three month periods ended December 31, 2022 and 2021:

	2022	2021
Expected stock price volatility	53.5%	56.0%
Expected life of options (years)	5.1	6.0
Expected dividend yield	0%	0%
Risk free interest rate	4.0%	1.1%

During the three month periods ended December 31, 2022 and 2021, 127,446 and 18,843 stock options vested, and zero and 13,334 stock options were forfeited during these periods, respectively.

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2022 and 2021. Additionally, 21,930 and 5,644 RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2022 and 2021 related to these RSUs was $118,437 and $40,711, respectively. No RSUs were forfeited during the three month periods ended December 31, 2022 and 2021.

General

As of December 31, 2022, 1,630,141 shares were available in the aggregate for future issuance under the 2017 Equity Incentive Plan and Inducement Plan. Unrecognized stock-based compensation was $1,422,392 as of December 31, 2022. The unrecognized share-based expense is expected to be recognized over a weighted average period of 1.8 years.

NOTE 9 – Concentrations

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 10 – Income Taxes

The effective tax rate for the three months ended December 31, 2022 and 2021 was zero percent. As a result of the analysis of all available evidence as of December 31, 2022 and September 30, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2022 and 2021. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 – Stockholders’ Equity

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. As of December 31, 2022, no issuances of securities have occurred in connection with the ATM, and deferred issuance costs in the amount of $103,787 have been incurred in connection with the ATM.

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

Warrant Activity and Summary

There was no warrant activity during the three months ended December 31, 2022.

The following table summarizes information about warrants outstanding at December 31, 2022:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at December 31, 2022
$3.00	350,000	4.59	—
$5.25	4,166,682	3.04	4,166,682
$5.61	916,704	1.48	916,704
$6.00	45,171	1.50	45,171
$7.50	279,727	1.16	279,727
$8.25	62,906	1.50	62,906
$9.00	1,282,154	0.92	1,282,154
Total	7,103,344		6,753,344

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 12 – Subsequent Events

2017 Plan Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. Effective January 1, 2023, 129,479 shares were added to the 2017 Plan as a result of the evergreen provision.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2022.

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology;

●	our ability to obtain and maintain regulatory clearance for our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes; and

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	the impact of the COVID-19 pandemic on our business;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

NeuroOne Medical Technologies Corporation
Form 10-Q

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

In November 2019, our Evo cortical technology received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days, and in October 2022, we received FDA clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021 and signed a contract with RBC Medical Innovations to develop hardware for the system in the third calendar quarter of 2021. We are targeting the first calendar quarter of 2023 for design verification of such hardware. We also completed an animal feasibility study at Emory University in September 2021. Next, we plan to complete additional animal studies through the first quarter of calendar 2023 and submit an application for FDA 510(k) clearance in the second calendar quarter of 2023. Our other products are still under development.

We commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. We sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021, and we commenced commercial sales of our sEEG depth electrode products in late calendar 2022. Our other products are still under development.

NeuroOne Medical Technologies Corporation
Form 10-Q

We have incurred losses since inception. As of December 31, 2022, we had an accumulated deficit of $52.6 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

We may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “Liquidity and Capital Resources—Liquidity Outlook” below.

Recent Developments and Upcoming Milestones

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our strip and grid cortical electrodes (“Strip/Grid Products”), depth electrodes (“sEEG products”) and electrode cable assembly products (“Electrode Cable Assembly Products”) based on Evo cortical technology. We anticipate that we will generate additional revenue from the sale of products based on Evo cortical technology.

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

Pursuant to the Zimmer Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020. In addition, on August 2, 2022, we entered into a Third Amendment to the Zimmer Development Agreement (the “Amendment”) with Zimmer. Pursuant to the terms and conditions of the Amendment, Zimmer made a $3.5 million payment to us in August 2022. In consideration of the mutual covenants and agreements contained in the Zimmer Development Agreement, certain fee and milestone payment provisions in the Zimmer Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG exclusivity maintenance fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG Products set forth in the Zimmer Development Agreement, even though the satisfaction was after the deadlines originally identified.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

All payments attributed to the Initial Exclusivity Fee, the sEEG exclusivity maintenance fee and sEEG design milestone payment are non-refundable.

The Zimmer Development Agreement and Amendment were accounted for under the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with the provisions under ASC 606, we identified five performance obligations under the Zimmer Development Agreement and Amendment: (1) our obligation to grant Zimmer access to our intellectual property; (2) completion of sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Development Agreement and Amendment were met as of December 31, 2022.

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1,455,188 during the three months ended December 31, 2022 related to the completion of the sEEG exclusivity maintenance milestone. During the three months ended December 31, 2021, we recognized revenue in the amount of $6,374 related to sEEG Product development.

The achievement of the level of sales required to earn royalty payments from Zimmer is uncertain.

For further discussion about the determination of collaborations revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Development Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

The following table sets forth the results of operations for the three months ended December 31, 2022 and 2021, respectively.

	For the three months ended December 31, (unaudited)
	2022	2021	Period to Period Change

Product revenue	$114,579	$33,748	$80,831
Cost of product revenue	126,886	46,844	80,042
Product gross loss	(12,307)	(13,096)	789

Collaborations revenue	1,455,188	6,374	1,448,814

Operating expenses:
Selling, general and administrative	1,663,737	1,742,141	(78,404)
Research and development	1,563,496	1,060,462	503,034
Total operating expenses	3,227,233	2,802,603	424,630
Loss from operations	(1,784,352)	(2,809,325)	1,024,973
Other income	51,583	1,850	49,733
Loss before income taxes	(1,732,769)	(2,807,475)	1,074,706
Provision for income taxes	—	—	—
Net loss	$(1,732,769)	$(2,807,475)	$1,074,706

Product Revenue and Product Gross Loss

Product revenue was approximately $0.1 million and $34,000 during the three months ended December 31, 2022 and 2021, respectively. Product gross loss was approximately $(12,000) and $(13,000) during the three months ended December 31, 2022 and 2021, respectively. The product revenue consists of the sale of our strip/grid, depth electrode and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and depth electrode products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 and $26,000 in connection with our license agreements during the three months ended December 31, 2022 and 2021, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million and $6,000 for the three months ended December 31, 2022 and 2021, respectively. Revenue during each period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during such period. The amount of revenue recognized in the first quarter of fiscal year 2023 related to the completion of the sEEG maintenance fee obligation as a result of securing FDA approval. For the comparable prior year period, the upfront fee was based on development completed in connection with depth electrode products, and to a lesser extent, the strip/grid products.

NeuroOne Medical Technologies Corporation
Form 10-Q

Selling, general and administrative expenses

Selling, general and administrative expenses were $1.7 million for the three months ended December 31, 2022, compared to $1.7 million for the three months ended December 31, 2021. The $0.1 million decrease was primarily due to a decrease in legal costs of $0.3 million and a decrease in professional services of $0.1 million, offset in part by increases in public company and other operating costs of $0.2 million and by increases in stock-based compensation of $0.1 million.

Research and development expenses

Research and development expenses were $1.6 million for the three months ended December 31, 2022, compared to $1.1 million during for the three months ended December 31, 2021. The $0.5 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of depth electrode products and to a lesser extent strip/grid products.

Other Income

Other income during the three months ended December 31, 2022 consisted of interest income in the amount of $52,000 attributed to our cash, cash equivalents and short term investments.

Other income during the three month period ended December 31, 2021 consisted of $2,000 related primarily to interest income attributed to our cash deposits.

Liquidity and Capital Resources

Overview

As of December 31, 2022, our principal source of liquidity consisted of cash, cash equivalents and short-term investments in the aggregate of approximately $7.6 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. To date, no issuances of securities have occurred under the ATM. Deferred issuance costs in the amount of $0.1 million have been incurred in connection with the ATM.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2024.

We expect to satisfy our short-term and long-term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

Liquidity Outlook

For a discussion of potential fee payments under the Zimmer Development Agreement, see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG Electrode technology for up to 30 days, commercial sales of the sEEG Electrodes are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.

NeuroOne Medical Technologies Corporation
Form 10-Q

At December 31, 2022, we had cash, cash equivalents and short-term investments in the aggregate of approximately $7.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2022 and 2021, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(3,492,253)	$(2,679,136)
Net cash provided by (used in) investing activities	15,069	(61,491)
Net cash (used in) provided by financing activities	(15,713)	12,023,604
Net (decrease) increase in cash	$(3,492,897)	$9,282,977

Net cash used in operating activities

Net cash used in operating activities was $3.5 million for the three months ended December 31, 2022, which consisted of a net loss of $1.7 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, short-term investment discount and premium amortization, and non-cash lease expense, totaling approximately $0.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of $2.1 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement, and to a lesser extent, to an increase in inventory purchases and to a net decrease in the aggregate of account payable, accrued expenses, accounts receivable and prepaid expenses attributed to the timing of payments.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three month ended December 31, 2022 was $15,000 and consisted of maturities of short-term investments in the amount of $1.5 million, offset by purchases of short term investment, consisting of treasury and corporate notes, and by outlays for purchases of property and equipment.

Net cash used by investing activities consisted of outlays for property and equipment during the three months ended December 31, 2021.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $16,000 for the three months ended December 31, 2022, which consisted of deferred issuance costs in connection with the ATM.

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

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 8 — Stock-Based Compensation” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 10 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 11 – Income Taxes” in Part II, Item 8 “Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in our internal controls over financial reporting related to our verification process concerning wire transfer payments to vendors as discussed further below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In January 2023, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud, which involved impersonation of our vendor and fraudulent demands for wire transfers that targeted our finance department. The fraud resulted in a loss of approximately $0.1 million. The Company’s investigation into this matter continues as further discussed in Item 1A.

Remediation

During the second fiscal quarter of 2023, enhancements were made to our controls relating to electronic payments, including by wire transfer of funds. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments by or for us. We believe these enhancements increase the ability of our personnel to identify and block attempts by third parties to fraudulently initiate electronic payments from us. Our management believes that the foregoing actions will help improve our internal controls over financial reporting. We are actively working to implement effective internal control over financial reporting, which includes remediation of the material weakness. However, such compliance is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness described above, there has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

NeuroOne Medical Technologies Corporation
Form 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth below and elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We have been the victim of a cyber-related crime and our controls may not be successful in avoiding further cyber-related crimes in the future.

In January 2023, we were the victim of a business email compromise fraud which resulted in our incurring a loss of approximately $0.1 million. We are working with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $0.1 million, but at this time we do not know whether we will be able to recover such funds. Enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made, and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

The Company expects to hold its 2023 Annual Meeting of Stockholders (the “Annual Meeting”) on Thursday, March 16, 2023 and has fixed the closing of business on January 17, 2023 as the record date for the Annual Meeting. Because the date of the Annual Meeting has been changed by more than 30 days from the anniversary date of the 2022 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal.

Pursuant to applicable Securities and Exchange Commission (“SEC”) rules and the Company’s bylaws, the deadline for the submission of proposals to be included in the Company’s proxy materials is the close of business on December 27, 2022, and the deadline for the submission of director nominations to be brought before the Annual Meeting by a stockholder is the close of business on January 15, 2023. Written notice for any such proposals, nominations or other business must be received by the Company at its principal executive office (NeuroOne Medical Technologies Corporation, Attention: Secretary, 7599 Anagram Dr., Eden Prairie, MN 55344) by the applicable deadline and must comply with the procedures and requirements of applicable SEC rules and the Company’s bylaws.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

10.1	Capital on DemandTM Sales Agreement, dated December 21, 2022 between NeuroOne Medical Technologies Corporation and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Annual Report on Form 10-K filed on December 22, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2023

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)