Form 10-Q
period 2023-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2023-05-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock as of May 11, 2023 was 17,561,776.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,602,163	$8,160,329
Short-term investments	995,432	2,981,010
Accounts receivable	213,952	33,237
Inventory	1,174,307	704,538
Prepaids	370,703	296,649
Total current assets	6,356,557	12,175,763
Intangible assets, net	100,734	111,892
Right-of-use asset	225,005	181,355
Property and equipment, net	522,810	353,599
Total assets	$7,205,106	$12,822,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$953,446	$927,662
Accrued expenses and other liabilities	596,940	715,839
Deferred revenue	—	1,455,188
Total current liabilities	1,550,386	3,098,689
Operating lease liability, long term	121,896	119,556
Total liabilities	1,672,282	3,218,245

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2023 and September 30, 2022; no shares issued or outstanding as of March 31, 2023 and September 30, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2023 and September 30, 2022; 16,887,738 and 16,216,540 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively.	16,888	16,217
Additional paid–in capital	61,598,345	60,414,959
Accumulated deficit	(56,082,409)	(50,826,812)
Total stockholders’ equity	5,532,824	9,604,364
Total liabilities and stockholders’ equity	$7,205,106	$12,822,609

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Product revenue	$466,176	$36,584	$580,755	$70,332
Cost of product revenue	434,673	72,807	561,559	119,651
Product gross profit (loss)	31,503	(36,223)	19,196	(49,319)

Collaborations revenue	—	—	1,455,188	6,374

Operating expenses:
Selling, general and administrative	1,821,108	1,818,207	3,484,845	3,560,348
Research and development	1,706,314	1,205,380	3,269,810	2,265,842
Total operating expenses	3,527,422	3,023,587	6,754,655	5,826,190
Loss from operations	(3,495,919)	(3,059,810)	(5,280,271)	(5,869,135)
Other (expense) income, net	(26,909)	1,743	24,674	3,593
Loss before income taxes	(3,522,828)	(3,058,067)	(5,255,597)	(5,865,542)
Provision for income taxes	—	—	—	—
Net loss	$(3,522,828)	$(3,058,067)	$(5,255,597)	$(5,865,542)

Net loss per share:
Basic and diluted	$(0.21)	$(0.19)	$(0.32)	$(0.37)
Number of shares used in per share calculations:
Basic and diluted	16,414,795	16,189,867	16,321,891	15,794,880

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	12,010,019	$12,010	$47,369,090	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—	—	(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	16,188	59,566,286	(43,634,674)	15,947,800
Stock-based compensation	—	—	232,716	—	232,716
Issuance of common stock upon vesting of restricted stock units	3,447	3	(3)	—	—
Net loss	—	—	—	(3,058,067)	(3,058,067)
Balance at March 31, 2022	16,191,169	$16,191	$59,798,999	$(46,692,741)	$13,122,449
Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	16,239	60,715,118	(52,559,581)	8,171,776

Issuance of common stock in connection with at-the-market offering program	516,484	516	927,741	—	928,257
Issuance costs in connection with the at-the-market offering program	—	—	(183,359)	—	(183,359)
Stock-based compensation	—	—	237,628	—	237,628
Share repurchases for the payment of employee taxes	(67,109)	(67)	(98,583)	—	(98,650)
Issuance of common stock upon vesting of restricted stock units	199,899	200	(200)	—	—
Net loss			—	(3,522,828)	(3,522,828)
Balance at March 31, 2023	16,887,738	$16,888	$61,598,345	$(56,082,409)	$5,532,824

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(5,255,597)	$(5,865,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	79,799	53,692
Stock-based compensation	537,809	435,788
Amortization of discounts and premiums on short-term investments	(41,003)	—
Non-cash lease expense	53,886	52,905
Change in assets and liabilities:
Accounts receivable	(180,715)	11,752
Inventory	(469,769)	(123,616)
Prepaids	(74,054)	(163,990)
Accounts payable	(24,862)	33,800
Accrued expenses, deferred revenue, operating leases and other liabilities	(1,669,283)	(335,516)
Net cash used in operating activities	(7,043,789)	(5,900,727)
Investing activities
Purchases of short-term investments	(1,473,419)	—
Maturities of short-term investments	3,500,000	—
Purchase of fixed assets	(187,206)	(154,810)
Net cash provided by (used in) investing activities	1,839,375	(154,810)
Financing activities
Proceeds from issuance of common stock in connection with at-the-market offering program and public offering	928,257	13,350,582
Issuance costs related to at-the-market offering program and public offering	(183,359)	(1,327,300)
Share repurchases for the payment of employee taxes	(98,650)	—
Net cash provided by financing activities	646,248	12,023,282
Net (decrease) increase in cash and cash equivalents	(4,558,166)	5,967,745
Cash and cash equivalents at beginning of period	8,160,329	6,901,346
Cash and cash equivalents at end of period	$3,602,163	$12,869,091

Supplemental non-cash financing and investing transactions:
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$—	$24,980
Modification of right-of-use asset and associated lease liability	$97,536	$—
Purchased fixed assets in accounts payable	$50,646	$—

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

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $56.1 million as of March 31, 2023. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company does not have adequate liquidity to fund its operations beginning in the fourth quarter of calendar year 2023 without raising additional funds and such actions are not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash, cash equivalents and short-term investments on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Short-Term Investments

The Company invests its excess cash in United States (“U.S.”) Treasury securities and highly rated corporate securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held as of March 31, 2023 and September 30, 2022 had contractual maturities of less than one year. The amortized cost and estimated fair values of the Company’s investments as of March 31, 2023 and September 30, 2022 are as follows:

	March 31, 2023
		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Short-term:
U.S. treasury and corporate notes	$995,432	$108	$—	$995,540
Total	$995,432	$108	$—	$995,540

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturer in connection with the Company’s strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

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

As of March 31, 2023 and September 30, 2022, the fair values of cash, cash equivalents, short-term investments, accounts receivable, inventory, prepaids, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three or six months ended March 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of licensed intellectual property, property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of Strip/Grid, sEEG and electrode cable assembly work-in-process and finished good product. The Strip/Grid Products and sEEG Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six months ended March 31, 2023 and 2022.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2023 and 2022:

	2023	2022
Warrants	6,832,865	6,753,444
Stock options	1,370,427	1,162,059
Restricted stock units	234,348	359,394

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended March 31, 2023 and 2022, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the six months ended March 31, 2023 and 2022, $75,000 and $62,500 in royalty fees were incurred related to the WARF License, respectively. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.  During the three months ended March 31, 2023 and 2022, zero and $1,097 in royalty fees were incurred related to the Mayo Agreement, respectively. During the six months ended March 31, 2023 and 2022, $690 and $1,836 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

During the three and six months ended March 31, 2023, rent expense associated with the facility leases amounted to $43,053 and $85,527, respectively. During the three and six months ended March 31, 2022, rent expense associated with the facility leases amounted to $43,085 and $86,130, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the Six Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$66,493	$64,871
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97,536	$—

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2023	As of September 30, 2022

Right-of-use assets	$225,005	$181,355

Lease liabilities	$243,980	$202,895

Weighted average remaining lease term (years)	1.9	2.4
Weighted average discount rate	7.8%	6.9%

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Maturity of the lease liabilities was as follows:

Calendar Year	As of March 31, 2023
2023	$102,209
2024	139,969
2025	21,227
Total lease payments	263,405
Less imputed interest	(19,425)
Total	243,980
Short-term portion	(122,084)
Long-term portion	$121,896

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

NOTE 5 – Supplemental Balance Sheet Information

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2022	12-13 years	$111,892
Less: amortization		(11,158)
Net Intangibles, March 31, 2023		$100,734

Amortization expense was $5,579 and $11,158 for the three and six months ended March 31, 2023, respectively, and $5,579 and $11,158 for the three and six months ended March 31, 2022, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2023	As of September 30, 2022
Equipment and furniture	$775,913	$538,061
Software	1,895	1,895
Total property and equipment	777,808	539,956
Less accumulated depreciation	(254,998)	(186,357)
Property and equipment, net	$522,810	$353,599

Depreciation expense was $38,331 and $68,641 for the three months and six months ended March 31, 2023, respectively, and $22,952 and $42,534 for the three and six months ended March 31, 2022, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2023 and September 30, 2022:

	As of March 31, 2023	As of September 30, 2022
Accrued payroll	$427,356	$521,368
Operating lease liability, short term	122,084	83,339
Royalty payments	37,500	111,132
Other	10,000	—
Total	$596,940	$715,839

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

In October 2022, the Company received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, the Company recognized revenue in the amount of zero and $1,455,188 during the three and six months ended March 31, 2023, respectively, related to the completion of the sEEG exclusivity maintenance milestone. During the three and six months ended March 31, 2022, the Company recognized revenue in the amount of zero and $6,374 related to sEEG Product development, respectively.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Third Amendment is as follows during the six months ended as of March 31, 2023 and 2022:

	2023	2022
Deferred Revenue
Balance as of beginning of period – September 30	$1,455,188	$8,622
Revenue recognized	(1,455,188)	(6,374)
Balance as of end of period – March 31	$—	$2,248

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Product Revenue

Product revenue related to its Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the three and six months ended March 31, 2023 was $466,176 and $580,755, respectively. Product revenue recognized during the three and six months ended March 31, 2022 was $36,584 and $70,332, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $53,613 and $106,639 for the three and six months ended March 31, 2023, respectively. Total advertising expense amounted to $113,197 and $174,532 for the three and six months ended March 31, 2022, respectively.

NOTE 8 – Stock-Based Compensation

During the three and six months ended March 31, 2023 and 2022, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Selling, general and administrative	$199,467	$194,874	$454,932	$357,875
Research and development	38,161	37,842	82,877	77,913
Total stock-based compensation expense	$237,628	$232,716	$537,809	$435,788

Stock Options

During the three months ended March 31, 2023 and 2022, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 56,781 and 60,000 stock options, respectively, to its board of directors, officers and employees. During the six months ended March 31, 2023 and 2022, the Company granted 130,512 and 62,000, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition although vesting acceleration is provided under one grant in the event that a certain milestone is met. The grant date fair value of the grants issued during the three months ended March 31, 2023 and 2022 was $0.88 and $1.00 per share, respectively. The grant date fair value of the grants issued during the six months ended March 31, 2023 and 2022 was $0.75 and $1.03 per share, respectively.

The total expense for the three months ended March 31, 2023 and 2022 related to stock options was $142,003 and $145,421, respectively. The total expense for the six months ended March 31, 2023 and 2022 related to stock options was $323,747 and $307,782, respectively. The total number of stock options outstanding as of March 31, 2023 and September 30, 2022 was 1,370,427 and 1,239,915, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended March 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Expected stock price volatility	58.1%	53.5%	55.5%	53.5%
Expected life of options (years)	5.3	6.1	5.2	6.1
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.7%	1.6%	3.9%	1.6%

During the three months ended March 31, 2023 and 2022, 84,778 and 182,217 stock options vested, respectively, and zero and 9,167 stock options were forfeited during these periods, respectively. During the six months ended March 31, 2023 and 2022, 212,224 and 201,060 stock options vested, respectively, and zero and 22,501 stock options were forfeited during these periods, respectively. During the three and six months ended March 31, 2023 and 2022, no options were exercised.

Restricted Stock Units

During the three and six months ended March 31, 2023, the Company granted an aggregate of 61,728 restricted stock units (“RSUs”) to its board of directors under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2023 was $1.62 per unit. The RSUs vest over a one year period in equal monthly installments on the last day of each month, subject to the recipient’s continued service on such dates.

During the three and six months ended March 31, 2022, the Company granted an aggregate of 355,950 restricted stock units (“RSUs”) to certain officers and employees under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2022 was $2.10 per unit. The RSUs vest over a three year period with 50 percent vesting on the first anniversary of the grant date and the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.

During the three months ended March 31, 2023 and 2022, 219,880 and 3,444 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the six months ended March 31, 2023 and 2022, 241,810 and 9,088 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended March 31, 2023 and 2022 related to these RSUs was $95,625 and $87,295, respectively. The total expense for the six months ended March 31, 2023 and 2022 related to these RSUs was $214,062 and $128,006, respectively.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

General

As of March 31, 2023, 1,708,219 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $1,334,727 as of March 31, 2023. The unrecognized share-based expense is expected to be recognized over a weighted average period of 1.5 years.

NOTE 9 – Concentrations

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products.

NOTE 10 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of March 31, 2023 and September 30, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 – Stockholders’ Equity

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. As of March 31, 2023, 516,484 shares of common stock were issued for gross proceeds of $928,257 under the ATM, and issuance costs in the amount of $183,359 have been incurred in connection with the ATM. See Note 13 – Subsequent Events.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrant Activity and Summary

There were no warrant exercises during the three and six months ended March 31, 2023 and 270,478 warrants expired during the six months ended March 31, 2023.

The following table summarizes information about warrants outstanding at March 31, 2023:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at March 31, 2023
$3.00	350,000	4.34	350,000
$5.25	4,166,682	2.79	4,166,682
$5.61	646,225	1.85	646,225
$6.00	45,171	1.25	45,171
$7.50	279,727	0.92	279,727
$8.25	62,906	1.25	62,906
$9.00	1,282,154	0.68	1,282,154
Total	6,832,865		6,832,865

NOTE 12 – Deferred Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees age 21 and over. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through March 31, 2023.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions to the 401K Plan to satisfy certain non-discrimination tests was zero and $30,697 during the three and six months ending March 31, 2023 and 2022, respectively.

NOTE 13 – Subsequent Events

ATM

In April and May 2023, the Company issued 639,900 shares of common stock for gross proceeds of $1.2 million under the ATM prior to the deduction of issuance costs in the amount of $0.04 million.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021 and signed a contract with RBC Medical Innovations to develop hardware for the system in the third calendar quarter of 2021. We are targeting early in the second calendar quarter of 2023 for design verification of such hardware. We also completed an animal feasibility study at Emory University in September 2021. We plan to complete additional animal studies early in the second quarter of calendar 2023 and submit an application for FDA 510(k) clearance in the second calendar quarter of 2023. Our other products are still under development.

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

We have incurred losses since inception. As of March 31, 2023, we had an accumulated deficit of $56.1 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Recent Developments and Upcoming Milestones

Corporate Updates

sEEG Commercial Launch

In May 2023 we announced the commercial launch of the Evo® sEEG electrode product line in the United States with exclusive distribution partner Zimmer Biomet. We fulfilled five shipments of sEEG product to Zimmer Biomet in preparation for launch, and completed initial training or the sEEG product line to Zimmer Biomet sales personnel.

The first clinical case using the Evo® sEEG electrode* in robotic neurosurgery was performed by Dr. William Bingaman at the Cleveland Clinic. The procedure was the first to utilize NeuroOne’s Evo sEEG electrode with Zimmer Biomet’s ROSA One® Brain, a robotic platform that assists surgeons in planning and performing complex yet minimally invasive neurosurgical procedures.

OneRF Ablation

During the second fiscal quarter of 2023, we successfully completed summative usability testing for OneRF with 15 neurosurgeons, and completed execution of internal device verification/validation protocols for the final OneRF Ablation System. We intend to submit a 510(k) application to the FDA for OneRF ablation system in the second calendar quarter of 2023.

NeuroOne Medical Technologies Corporation

Form 10-Q

Spinal Cord Stimulation Program

During the second fiscal quarter of 2023, we completed an initial animal implant of novel thin film paddle leads for spinal cord stimulation (SCS). The devices are intended for the treatment of patients with chronic back pain due to multiple failed back surgery syndrome, intractable low back, and leg pain. A percutaneous (through a needle) delivery system for paddle leads is also under development and has been successfully bench-tested.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

Product Gross Profit (Loss)

Product gross profit (loss) represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs of producing the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the six months ended March 31, 2023 related to the completion of the sEEG exclusivity maintenance milestone. During the six months ended March 31, 2022, we recognized revenue in the amount of $6,000 related to sEEG Product development.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Other (Expense) Income, net

Other (expense) income, net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

NeuroOne Medical Technologies Corporation

Form 10-Q

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of operations for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31, (unaudited)
	2023	2022	Period to Period Change
Product revenue	$466,176	$36,584	$429,592
Cost of product revenue	434,673	72,807	361,866
Product gross profit (loss)	31,503	(36,223)	67,726

Operating expenses:
Selling, general and administrative	1,821,108	1,818,207	2,901
Research and development	1,706,314	1,205,380	500,934
Total operating expenses	3,527,422	3,023,587	503,835
Loss from operations	(3,495,919)	(3,059,810)	(436,109)
Other (expense) income, net	(26,909)	1,743	(28,652)
Loss before income taxes	(3,522,828)	(3,058,067)	(464,761)
Provision for income taxes	—	—	—
Net loss	$(3,522,828)	$(3,058,067)	$(464,761)

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit was $466,000 and $32,000, respectively, during the three months ended March 31, 2023. Product revenue and product gross loss was $37,000 and $(36,000), respectively, during the three months ended March 31, 2022. The product revenue consists of the sale of our strip/grid, sEEG and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and sEEG products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 and $39,000 in connection with our license agreements during the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.8 million during each of the three months ended March 31, 2023 and 2022. The negligible expense increase in the current three months was attributed to higher administrative payroll and professional service costs of approximately $0.1 million, offset by lower sales and marketing expenses of $0.1 million.

Research and Development Expenses

Research and development expenses were $1.7 million for the three months ended March 31, 2023, compared to $1.2 million during for the three months ended March 31, 2022. The $0.5 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products.

Other (Expense) Income, net

Other income during the three months ended March 31, 2023 and 2022 related to interest income on our cash, cash equivalents and short-term investments in the amount of $67,000 and $2,000, respectively. Other expense during the three months ended March 31, 2023 was attributed to an exploit loss of $94,000. Other expense during the three months ended March 31, 2022 was nil.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Six Months Ended March 31, 2023 and 2022

The following table sets forth the results of operations for the six months ended March 31, 2023 and 2022, respectively.

	For the Six Months Ended March 31, (unaudited)
	2023	2022	Period to Period Change
Product revenue	$580,755	$70,332	$510,423
Cost of product revenue	561,559	119,651	441,908
Product gross profit (loss)	19,196	(49,319)	68,515

Collaborations revenue	1,455,188	6,374	1,448,814

Operating expenses:
Selling, general and administrative	3,484,845	3,560,348	(75,503)
Research and development	3,269,810	2,265,842	1,003,968
Total operating expenses	6,754,655	5,826,190	928,465
Loss from operations	(5,280,271)	(5,869,135)	588,864
Other income, net	24,674	3,593	21,081
Loss before income taxes	(5,255,597)	(5,865,542)	609,945
Provision for income taxes	—	—	—
Net loss	$(5,255,597)	$(5,865,542)	$609,945

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit was $581,000 and $19,000 during the six months ended March 31, 2023, respectively. Product revenue and product gross loss was $70,000 and $(49,000) during the six months ended March 31, 2022, respectively. Product revenue consisted of Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $76,000 and $64,000 in connection with our license agreements during the six months ended March 31, 2023 and 2022, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million and $6,000 for the six months ended March 31, 2023 and 2022, respectively. Revenue during each period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during such period. The amount of revenue recognized in the current six months related to the completion of the sEEG maintenance fee obligation as a result of securing FDA approval. For the comparable prior year period, the upfront fee was based on development completed in connection with depth electrode products, and to a lesser extent, the strip/grid products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.5 million for the six months ended March 31, 2023, compared to $3.6 million for the six months ended March 31, 2022. The $0.1 million decrease was primarily due to lower professional fees of $0.2 million, offset partially by higher administrative payroll costs of $0.1 million on a net basis.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and Development Expenses

Research and development expenses were $3.3 million for the six months ended March 31, 2023, compared to $2.3 million for the six months ended March 31, 2022. The $1.0 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products.

Other Income, net

Other income, net during the six months ended March 31, 2023 consisted of $119,000 related primarily to interest income attributed to our cash, cash equivalents and short-term investments, partially offset by an exploit loss of $94,000.

Other income, net during the six months ended March 31, 2022 consisted of $4,000 related primarily to interest income attributed to our cash deposits.

Liquidity and Capital Resources

Overview

As of March 31, 2023, our principal source of liquidity consisted of cash, cash equivalents and short-term investments in the aggregate of approximately $4.6 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”).  Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. Through May 8, 2023, we have issued 1,156,384 shares of common stock under the ATM for gross proceeds in the amount of $2.1 million. We incurred issuances costs in connection with the ATM in the amount of $0.2 million through May 8, 2023.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo.  See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

At March 31, 2023, we had cash, cash equivalents and short-term investments in the aggregate of approximately $4.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2022 and 2021, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(7,043,789)	$(5,900,727)
Net cash provided by (used in) investing activities	1,839,375	(154,810)
Net cash provided by financing activities	646,248	12,023,282
Net (decrease) increase in cash and cash equivalents	$(4,558,166)	$5,967,745

Net cash used in operating activities

Net cash used in operating activities was $7.0 million for the six months ended March 31, 2023, which consisted of a net loss of $5.3 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $0.6 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $2.4 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement, and to a lesser extent, to an increase in inventory purchases, accounts receivable and prepaids, coupled with a decrease in the aggregate of account payable and accrued expenses, attributed to the timing of payments.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.8 million and consisted of maturities of short-term investments in the amount of $3.5 million, offset by purchases of short term investment of $1.5 million, consisting of treasury and corporate notes. The balance of activity during the period consisted of outlays for purchases of property and equipment in the amount $0.2 million.

Net cash used in investing activities during the six months ended March 31, 2022 consisted of outlays for purchases of equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million for the six months ended March 31, 2023, which consisted of net proceeds from the ATM of $0.7 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in our internal controls over financial reporting related to our verification process concerning wire transfer payments to vendors as discussed further below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During the quarter ended March 31, 2023, we repurchased 67,109 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
January 1 - January 31, 2023	-	-	-	-
February 1 - February 28, 2023	67,109	$1.47	-	-
March 1 - March 31, 2023	-	$-	-	-

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

Dated: May 12, 2023

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)