Form 10-Q
period 2023-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2023-08-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2023 was 23,919,184.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,083,458	$8,160,329
Short-term investments	—	2,981,010
Accounts receivable	—	33,237
Inventory	1,516,527	704,538
Prepaids and other assets	278,786	296,649
Total current assets	4,878,771	12,175,763
Intangible assets, net	95,156	111,892
Right-of-use asset	197,324	181,355
Property and equipment, net	586,873	353,599
Total assets	$5,758,124	$12,822,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$958,811	$927,662
Accrued expenses and other liabilities	789,097	715,839
Deferred revenue	—	1,455,188
Total current liabilities	1,747,908	3,098,689
Operating lease liability, long term	88,918	119,556
Total liabilities	1,836,826	3,218,245

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2023 and September 30, 2022; no shares issued or outstanding as of June 30, 2023 and September 30, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2023 and September 30, 2022; 17,862,162 and 16,216,540 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively.	17,862	16,217
Additional paid–in capital	63,454,618	60,414,959
Accumulated deficit	(59,551,182)	(50,826,812)
Total stockholders’ equity	3,921,298	9,604,364
Total liabilities and stockholders’ equity	$5,758,124	$12,822,609

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenue	$629,906	$32,049	$1,210,661	$102,381
Cost of product revenue	386,240	38,462	947,799	158,113
Product gross profit (loss)	243,666	(6,413)	262,862	(55,732)

Collaborations revenue	—	—	1,455,188	6,374

Operating expenses:
Selling, general and administrative	1,862,389	1,529,670	5,347,234	5,090,018
Research and development	1,891,512	1,225,351	5,161,322	3,491,193
Total operating expenses	3,753,901	2,755,021	10,508,556	8,581,211
Loss from operations	(3,510,235)	(2,761,434)	(8,790,506)	(8,630,569)
Other income, net	41,462	1,707	66,136	5,300
Loss before income taxes	(3,468,773)	(2,759,727)	(8,724,370)	(8,625,269)
Provision for income taxes	—	—	—	—
Net loss	$(3,468,773)	$(2,759,727)	$(8,724,370)	$(8,625,269)

Net loss per share:
Basic and diluted	$(0.20)	$(0.17)	$(0.52)	$(0.54)
Number of shares used in per share calculations:
Basic and diluted	17,578,871	16,193,442	16,740,546	15,927,734

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	12,010,019	$12,010	$47,369,090	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Stock-based compensation	—	—	203,072	—	203,072
Issuance of common stock upon vesting of restricted stock units	5,646	6	(6)	—	—
Net loss	—	—	—	(2,807,475)	(2,807,475)
Balance at December 31, 2021	16,187,722	16,188	59,566,286	(43,634,674)	15,947,800
Stock-based compensation	—	—	232,716	—	232,716
Issuance of common stock upon vesting of restricted stock units	3,447	3	(3)	—	—
Net loss	—	—	—	(3,058,067)	(3,058,067)
Balance at March 31, 2022	16,191,169	16,191	59,798,999	(46,692,741)	13,122,449
Stock-based compensation	—	—	255,548	—	255,548
Issuance of common stock upon vesting of restricted stock units	3,447	4	(4)	—	—
Net loss	—	—	—	(2,759,727)	(2,759,727)
Balance at June 30, 2022	16,194,616	$16,195	$60,054,543	$(49,452,468)	$10,618,270

Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	16,239	60,715,118	(52,559,581)	8,171,776

Issuance of common stock in connection with at-the-market offering program	516,484	516	927,741	—	928,257
Issuance costs in connection with the at-the-market offering program	—	—	(183,359)	—	(183,359)
Stock-based compensation	—	—	237,628	—	237,628
Share repurchases for the payment of employee taxes	(67,109)	(67)	(98,583)	—	(98,650)
Issuance of common stock upon vesting of restricted stock units	199,899	200	(200)	—	—
Net loss			—	(3,522,828)	(3,522,828)
Balance at March 31, 2023	16,887,738	16,888	61,598,345	(56,082,409)	5,532,824
Issuance of common stock in connection with at-the-market offering program	923,193	923	1,623,476	—	1,624,399
Issuance costs in connection with the at-the-market offering program	—	—	(51,366)	—	(51,366)
Stock-based compensation	—	—	296,402	—	296,402
Share repurchases for the payment of employee taxes	(8,385)	(8)	(12,180)	—	(12,188)
Issuance of common stock upon vesting of restricted stock units	59,616	59	(59)	—	—
Net loss	—	—	—	(3,468,773)	(3,468,773)
Balance at June 30, 2023	17,862,162	$17,862	$63,454,618	$(59,551,182)	$3,921,298

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(8,724,370)	$(8,625,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	136,757	85,198
Stock-based compensation	834,211	691,336
Amortization of discounts and premiums on short-term investments	(45,571)	—
Non-cash lease expense	81,567	80,020
Change in assets and liabilities:
Accounts receivable	33,237	48,336
Inventory	(811,989)	(355,998)
Prepaids and other assets	85,022	(145,462)
Accounts payable	(62,808)	(87,197)
Accrued expenses, deferred revenue, operating leases and other liabilities	(1,510,104)	(228,315)
Net cash used in operating activities	(9,984,048)	(8,537,351)
Investing activities
Purchases of short-term investments	(1,473,419)	—
Maturities of short-term investments	4,500,000	—
Purchase of property and equipment	(326,497)	(209,044)
Net cash provided by (used in) investing activities	2,700,084	(209,044)
Financing activities
Proceeds from issuance of common stock in connection with at-the-market offering program and public offering	2,552,656	13,350,582
Issuance costs related to at-the-market offering program and public offering	(234,725)	(1,327,300)
Share repurchases for the payment of employee taxes	(110,838)	—
Net cash provided by financing activities	2,207,093	12,023,282
Net (decrease) increase in cash and cash equivalents	(5,076,871)	3,276,887
Cash and cash equivalents at beginning of period	8,160,329	6,901,346
Cash and cash equivalents at end of period	$3,083,458	$10,178,233

Supplemental non-cash financing and investing transactions:
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$—	$24,980
Modification of right-of-use asset and associated lease liability	$97,536	$—
Unpaid deferred issuance costs (offset in prepaids and other assets)	$67,159	$—
Purchased property and equipment in accounts payable	$26,798	$—

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is an early-stage medical technology company developing comprehensive neuromodulation electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, monitoring, ablation, drug delivery and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders.

The Company received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for its Evo cortical electrode technology in November 2019 and in October 2022, the Company received 510(k) from the FDA clearance for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. To date, the Company has had limited commercial sales.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $59.6 million as of June 30, 2023. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. With the July 2023 Public Offering (see Note 13 - Subsequent Events), the Company has adequate liquidity to fund its operations through March 31, 2024. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Short-Term Investments

The Company has invested its excess cash in U.S. Treasury securities and highly rated corporate securities in prior periods. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. All investments held as September 30, 2022 had contractual maturities of less than one year. The were no short-term investments outstanding as of June 30, 2023. The amortized cost and estimated fair values of the Company’s investments as of September 30, 2022 were as follows:

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

As of June 30, 2023 and September 30, 2022, the fair values of cash, cash equivalents, short-term investments, accounts receivable, inventory, prepaids and other assets, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three or nine months ended June 30, 2023 and 2022.

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of Strip/Grid Products, sEEG and electrode cable assembly work-in-process and finished good product. The Strip/Grid Products and sEEG Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended June 30, 2023 and 2022.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2023 and 2022:

	2023	2022
Warrants	6,407,495	6,753,444
Stock options	1,708,906	1,245,582
Restricted stock units	431,049	443,670

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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective October 1, 2022 and the ASU did not have a material impact to its financial statements.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended June 30, 2023 and 2022, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the nine months ended June 30, 2023 and 2022, $112,500 and $100,000 in royalty fees were incurred related to the WARF License, respectively. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.  During the three months ended June 30, 2023 and 2022, $5,727 and $962 in royalty fees were incurred related to the Mayo Agreement, respectively. During the nine months ended June 30, 2023 and 2022, $6,417 and $2,798 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

During the three and nine months ended June 30, 2023, rent expense associated with the facility leases amounted to $43,053 and $128,580, respectively. During the three and nine months ended June 30, 2022, rent expense associated with the facility leases amounted to $42,185 and $128,315, respectively

Supplemental cash flow information related to the operating leases was as follows:

	For the Nine Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$100,562	$97,799
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97,536	$—

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2023	As of September 30, 2022

Right-of-use assets	$197,324	$181,355

Lease liabilities	$214,482	$202,895

Weighted average remaining lease term (years)	1.7	2.4
Weighted average discount rate	7.8%	6.9%

Maturity of the lease liabilities was as follows:

Calendar Year	As of June 30, 2023
2023	$68,139
2024	139,969
2025	21,227
Total lease payments	229,335
Less imputed interest	(14,853)
Total	214,482
Short-term portion in accrued expenses and other liabilities	(125,564)
Long-term portion	$88,918

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and other assets consisted of the following:

	As of June 30, 2023	As of September 30, 2022
Prepaid expenses	$211,627	$296,649
Deferred offering costs	67,159	—
Total	$278,786	$296,649

As of June 30, 2023, the Company incurred deferred issuance costs in the amount of $67,159 related to a pending financing. See Note 13 – Subsequent Events.

Inventory

Inventory consisted of the following:

	As of June 30, 2023	As of September 30, 2022
Work-in-process	$1,323,508	$630,570
Finished goods	193,019	73,968
Total	$1,516,527	$704,538

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2022	12-13 years	$111,892
Less: amortization		(16,736)
Net Intangibles, June 30, 2023		$95,156

Amortization expense was $5,578 and $16,736 for the three and nine months ended June 30, 2023, respectively, and $5,578 and $16,736 for the three and nine months ended June 30, 2022, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2023	As of September 30, 2022
Equipment and furniture	$891,356	$538,061
Software	—	1,895
Total property and equipment	891,356	539,956
Less accumulated depreciation	(304,483)	(186,357)
Property and equipment, net	$586,873	$353,599

Depreciation expense was $51,380 and $120,021 for the three months and nine months ended June 30, 2023, respectively, and $25,928 and $68,462 for the three months and nine months ended June 30, 2022, respectively. Software assets were fully depreciated as of September 30, 2022 and were written-off during the third quarter of 2023.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of June 30, 2023	As of September 30, 2022
Accrued payroll	$582,806	$521,368
Operating lease liability, short term	125,564	83,339
Royalty payments	80,727	111,132
Total	$789,097	$715,839

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

On August 2, 2022, the Company entered into a Third Amendment to the Zimmer Development Agreement (the “Third Amendment”) with Zimmer. Pursuant to the terms and conditions of the Third Amendment, Zimmer made a $3.5 million payment to the Company. In consideration of the mutual covenants and agreements contained in the Zimmer Development Agreement, the fee and milestone payment provisions in the Zimmer Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG Exclusivity Maintenance Fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG products set forth in the Zimmer Development Agreement even though the satisfaction was after the deadlines originally identified.

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

In October 2022, the Company received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, the Company recognized revenue in the amount of zero and $1,455,188 during the three and nine months ended June 30, 2023, respectively, related to the completion of the sEEG exclusivity maintenance milestone. During the three and nine months ended June 30, 2022, the Company recognized revenue in the amount of zero and $6,374 related to sEEG Product development, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Third Amendment is as follows during the nine months ended as of June 30, 2023 and 2022:

	2023	2022
Deferred Revenue
Balance as of beginning of period	$1,455,188	$8,622
Revenue recognized	(1,455,188)	(6,374)
Balance as of end of period	$—	$2,248

Product Revenue

Product revenue related to its Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the three and nine months ended June 30, 2023 was $629,906 and $1,210,661, respectively. Product revenue recognized during the three and nine months ended June 30, 2022 was $32,049 and $102,381, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $49,492 and $156,131 for the three and nine months ended June 30, 2023, respectively. Total advertising expense amounted to $43,479 and $218,011 for the three and nine months ended June 30, 2022, respectively.

NOTE 8 – Stock-Based Compensation

During the three and nine months ended June 30, 2023 and 2022, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Selling, general and administrative	$237,007	$211,472	$691,939	$569,347
Research and development	59,395	44,076	142,272	121,989
Total stock-based compensation expense	$296,402	$255,548	$834,211	$691,336

Stock Options

During the three months ended June 30, 2023 and 2022, under the 2017 Equity Incentive Plan (the “2017 Plan”), the Company granted 339,000 and 88,890 stock options, respectively, to its board of directors, officers and employees. During the nine months ended June 30, 2023 and 2022, the Company granted 469,512 and 150,690, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over an immediate to four-year period based on a time of service condition although vesting acceleration is provided under one grant in the event that a certain milestone is met. The grant date fair value of the grants issued during the three months ended June 30, 2023 and 2022 was $0.92 and $0.57 per share, respectively. The grant date fair value of the grants issued during the nine months ended June 30, 2023 and 2022 was $0.88 and $0.76 per share, respectively.

The total expense for the three months ended June 30, 2023 and 2022 related to stock options was $158,528 and $137,109, respectively. The total expense for the nine months ended June 30, 2023 and 2022 related to stock options was $482,276 and $444,891, respectively. The total number of stock options outstanding as of June 30, 2023 and September 30, 2022 was 1,708,906 and 1,239,915, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected stock price volatility	58.1%	53.5%	57.4%	53.5%
Expected life of options (years)	6.1	5.3	5.8	5.6
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.6%	2.8%	3.7%	2.3%

During the three months ended June 30, 2023 and 2022, 69,947 and 64,841 stock options vested, respectively, and 521 and 5,167 stock options were forfeited during these periods, respectively. During the nine months ended June 30, 2023 and 2022, 282,172 and 265,901 stock options vested, respectively, and 521 and 27,668 stock options were forfeited during these periods, respectively. During the three and nine months ended June 30, 2023 and 2022, no options were exercised.

Restricted Stock Units

During the three and nine months ended June 30, 2023, the Company granted an aggregate of 249,000 and 310,728 restricted stock units (“RSUs”) to its board of directors under the 2017 Plan, respectively. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2023 was $1.59 and $1.60 per unit, respectively. The RSUs vest over a one to three year period with some of the RSUs vesting ratably on a monthly and others vesting at 50 percent on the first anniversary of the grant date with the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.

During the three and nine months ended June 30, 2022, the Company granted an aggregate of 87,720 and 443,670 RSUs to certain directors, officers and employees under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2022 was $1.14 and $1.91 per unit, respectively. The RSUs vest over a one to three year period with some of the RSUs vesting ratably on a monthly and others vesting at 50 percent on the first anniversary of the grant date with the remaining RSUs vesting in equal monthly installments on the last day of each month over 24 months, subject to the recipient’s continued service on such dates.

During the three months ended June 30, 2023 and 2022, 52,299 and 9,606 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the nine months ended June 30, 2023 and 2022, 294,109 and 18,694 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended June 30, 2023 and 2022 related to these RSUs was $137,874 and $118,439, respectively. The total expense for the nine months ended June 30, 2023 and 2022 related to these RSUs was $351,935 and $246,445, respectively.

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

2017 Plan Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. Effective January 1, 2023, 129,479 shares were added to the 2017 Plan as a result of the evergreen provision.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

General

As of June 30, 2023, 1,129,125 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $1,745,365 as of June 30, 2023. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.0 years.

NOTE 9 – Concentrations

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products.

NOTE 10 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of June 30, 2023 and September 30, 2022, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 – Stockholders’ Equity

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. As of June 30, 2023, 1,439,677 shares of common stock were issued for gross proceeds of $2,552,656 under the ATM, and issuance costs in the amount of $234,725 have been incurred in connection with the ATM. See Note 13 – Subsequent Events.

Public Offering

On October 13, 2021, the Company, entered into an Underwriting Agreement (the “CH Underwriting Agreement”) with Craig-Hallum Capital Group LLC, as underwriter (“Craig-Hallum”), relating to the issuance and sale of 3,750,000 shares of the Company’s common stock at a price to the public of $3.20 per share. In addition, under the terms of the CH Underwriting Agreement, the Company granted Craig-Hallum an option, exercisable for 30 days, to purchase up to an additional 562,500 shares of common stock on the same terms. The base offering closed on October 15, 2021, and the sale of 422,057 shares of common stock subject to Craig-Hallum’s overallotment option closed on November 15, 2021.

The gross proceeds to the Company from this offering were approximately $13.4 million prior to deducting underwriting discounts and other offering expenses payable by the Company in the amount of approximately $1.4 million in the aggregate.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrant Activity and Summary

There were no warrant exercises during the three and nine months ended June 30, 2023 and 425,370 and 695,848 warrants expired during the three and nine months ended June 30, 2023, respectively.

The following table summarizes information about warrants outstanding at June 30, 2023:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at June 30, 2023
$3.00	350,000	4.09	350,000
$5.25	4,166,682	2.55	4,166,682
$5.61	220,855	5.01	220,855
$6.00	45,171	1.01	45,171
$7.50	279,727	0.67	279,727
$8.25	62,906	1.01	62,906
$9.00	1,282,154	0.43	1,282,154
Total	6,407,495		6,407,495

NOTE 12 – Deferred Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees aged 21 and over. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2023.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a nine year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of matching contributions to the 401K Plan to satisfy certain non-discrimination tests was zero and $30,697 during the three and nine months ending June 30, 2023 and 2022, respectively.

NOTE 13 – Subsequent Events

ATM

As of June 30, 2023, 1,439,677 shares of common stock were issued for gross proceeds of $2,552,656 under the ATM, and issuance costs in the amount of $234,725 have been incurred in connection with the ATM. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $2,560,000 of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

July 2023 Public Offering

On July 24, 2023, the Company entered into an Underwriting Agreement (the “Benchmark Underwriting Agreement”) with The Benchmark Company, LLC, as underwriter (“Benchmark”), relating to the issuance and sale of 5,250,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $1.00 per share. In addition, under the terms of the Benchmark Underwriting Agreement, the Company granted Benchmark an option, exercisable for 30 days, to purchase up to an additional 787,500 shares of common stock on the same terms (“the Overallotment Option”). The offering closed on July 27, 2023, and the Company completed the sale and issuance of an aggregate of 6,037,500 shares of its common stock, including the exercise in full of the Overallotment Option.

The net proceeds to the Company from this offering were approximately $5,214,875 after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to: (i) support the commercial launch of the EVO sEEG electrode with Zimmer Biomet, (ii) support the FDA submission for the OneRF ablation system and (iii) complete the design of a novel drug delivery electrode, among other general corporate purposes.

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

Overview

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. We are also developing the capability to use our sEEG electrode technology to deliver drugs or gene therapy while being able to record brain activity before, during, and after delivery. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence.

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

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021 and signed a contract with RBC Medical Innovations to develop hardware for the system in the third calendar quarter of 2021. We completed design verification of such hardware early in the second calendar quarter of 2023. We also completed an animal feasibility study at Emory University in September 2021. We completed additional animal studies early in the second quarter of calendar 2023 and submitted an application for FDA 510(k) clearance in June 2023. Our other products are still under development.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

We have incurred losses since inception. As of June 30, 2023, we had an accumulated deficit of $59.6 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Recent Developments and Upcoming Milestones

Corporate Updates

sEEG Commercial Launch

In May 2023 we announced the commercial launch of the Evo® sEEG electrode product line in the United States with exclusive distribution partner Zimmer Biomet. We have fulfilled eight shipments of sEEG product to Zimmer Biomet in preparation for launch and completed initial training on the sEEG product line to Zimmer Biomet sales personnel.

The first clinical case using the Evo® sEEG electrode in robotic neurosurgery was performed by Dr. William Bingaman at the Cleveland Clinic. The procedure was the first to utilize NeuroOne’s Evo sEEG electrode with Zimmer Biomet’s ROSA One® Brain, a robotic platform that assists surgeons in planning and performing complex yet minimally invasive neurosurgical procedures.

OneRF Ablation

During the second fiscal quarter of 2023, we successfully completed summative usability testing for OneRF with 15 neurosurgeons, and completed execution of internal device verification/validation protocols for the final OneRF Ablation System. We submitted a 510(k) application to the FDA for the OneRF ablation system in June 2023.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the nine months ended June 30, 2023 related to the completion of the sEEG exclusivity maintenance milestone. During the nine months ended June 30, 2022, we recognized revenue in the amount of $6,000 related to sEEG Product development.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will significantly increase in the future to support our continued research and development activities, further commercialization of our cortical strip and grid technology, and our depth electrode technology, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our cortical strip and grid electrode and depth electrode technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. Lastly, de minimis income from the sale of prototype products and related materials are offset against research and development expenses.

We expect our research and development expenses to significantly increase over the next several years as we develop our cortical strip and grid electrode and depth electrode technology and conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

Other Income, net

Other income, net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth the results of operations for the three months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30, (unaudited)
	2023	2022	Period to Period Change
Product revenue	$629,906	$32,049	$597,857
Cost of product revenue	386,240	38,462	347,778
Product gross profit (loss)	243,666	(6,413)	250,079

Operating expenses:
Selling, general and administrative	1,862,389	1,529,670	332,719
Research and development	1,891,512	1,225,351	666,161
Total operating expenses	3,753,901	2,755,021	998,880
Loss from operations	(3,510,235)	(2,761,434)	(748,801)
Other income, net	41,462	1,707	39,755
Loss before income taxes	(3,468,773)	(2,759,727)	(709,046)
Provision for income taxes	—	—	—
Net loss	$(3,468,773)	$(2,759,727)	$(709,046)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit was $0.6 million and $0.2 million, respectively, during the three months ended June 30, 2023. Product revenue and product gross loss was $32,000 and $(6,000), respectively, during the three months ended June 30, 2022. The increase in gross profit during the current three month period was largely due to the higher sales volume that exceeded fixed royalty period costs. The product revenue consists of the sale of our strip/grid, sEEG and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and sEEG products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of approximately $43,000 and $38,000 in connection with our license agreements during the three months ended June 30, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million and $1.5 million during the three months ended June 30, 2023 and 2022, respectively. The $0.3 million expense increase in the current three months was attributed to higher administrative payroll costs of approximately $0.1 million and professional services costs of $0.2 million.

Research and Development Expenses

Research and development expenses were $1.9 million for the three months ended June 30, 2023, compared to $1.2 million during for the three months ended June 30, 2022. The $0.7 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products.

Other Income, net

Other income during the three months ended June 30, 2023 and 2022 related to interest income on our cash and cash equivalents in the amount of $41,000 and $2,000, respectively.

Comparison of the Nine Months Ended June 30, 2023 and 2022

The following table sets forth the results of operations for the nine months ended June 30, 2023 and 2022, respectively.

	For the Nine Months Ended June 30, (unaudited)
	2023	2022	Period to Period Change
Product revenue	$1,210,661	$102,381	$1,108,280
Cost of product revenue	947,799	158,113	789,686
Product gross profit (loss)	262,862	(55,732)	318,594

Collaborations revenue	1,455,188	6,374	1,448,814

Operating expenses:
Selling, general and administrative	5,347,234	5,090,018	257,216
Research and development	5,161,322	3,491,193	1,670,129
Total operating expenses	10,508,556	8,581,211	1,927,345
Loss from operations	(8,790,506)	(8,630,569)	(159,937)
Other income, net	66,136	5,300	60,836
Loss before income taxes	(8,724,370)	(8,625,269)	(99,101)
Provision for income taxes	—	—	—
Net loss	$(8,724,370)	$(8,625,269)	$(99,101)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit was $1.2 million and $0.3 million during the nine months ended June 30, 2023, respectively. Product revenue and product gross loss was $102,000 and $(56,000) during the nine months ended June 30, 2022, respectively. The increase in gross profit during the current period was largely due to the higher sales volume that exceeded fixed royalty period costs. Product revenue consisted of Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $119,000 and $103,000 in connection with our license agreements during the nine months ended June 30, 2023 and 2022, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million and $6,000 for the nine months ended June 30, 2023 and 2022, respectively. Revenue during each period was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during such period. The amount of revenue recognized in the current nine months related to the completion of the sEEG maintenance fee obligation as a result of securing FDA approval. For the comparable prior year period, the upfront fee was based on development completed in connection with depth electrode products, and to a lesser extent, the Strip/Grid Products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million for the nine months ended June 30, 2023, compared to $5.1 million for the nine months ended June 30, 2022. The $0.3 million increase was primarily due to higher administrative payroll costs of $0.2 million and stock-based compensation of $0.1million.

Research and Development Expenses

Research and development expenses were $5.2 million for the nine months ended June 30, 2023, compared to $3.5 million for the nine months ended June 30, 2022. The $1.7 million increase period over period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products.

Other Income, net

Other income, net during the nine months ended June 30, 2023 of $66,000 consisted of $160,000 related primarily to interest income attributed to our cash, cash equivalents and short-term investments, while outstanding, which was partially offset by an exploit loss of $94,000.

Other income during the nine months ended June 30, 2022 consisted of $5,000 related primarily to interest income attributed to our cash deposits.

NeuroOne Medical Technologies Corporation

Form 10-Q

Liquidity and Capital Resources

Overview

As of June 30, 2023, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $3.1 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”). Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings, as of the third fiscal quarter of 2023, described below.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. Through June 30, 2023, we have issued 1,439,677 shares of common stock under the ATM for gross proceeds in the amount of $2.6 million. We incurred issuance costs in connection with the ATM in the amount of $0.2 million through June 30, 2023. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2025.

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

At June 30, 2023, we had cash and cash equivalents in the aggregate of approximately $3.1 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2022 and 2021, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

The development and commercialization of our cortical strip, grid electrode and depth electrode technology is subject to numerous uncertainties, and we could use our cash and cash equivalent resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

NeuroOne Medical Technologies Corporation

Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(9,984,048)	$(8,537,351)
Net cash provided by (used in) investing activities	2,700,084	(209,044)
Net cash provided by financing activities	2,207,093	12,023,282
Net (decrease) increase in cash and cash equivalents	$(5,076,871)	$3,276,887

Net cash used in operating activities

Net cash used in operating activities was $10.0 million for the nine months ended June 30, 2023, which consisted of a net loss of $8.7 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $1.0 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $2.3 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement, and to a lesser extent, to an increase in inventory purchases, coupled with a decrease in the aggregate of account payable and accrued expenses, attributed to the timing of payments. Partially offsetting the net cash operating use during the period was a decrease in our accounts receivable and prepaids in the aggregate of $0.1 million resulting from timing of payments and fluctuations in our operations.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2.7 million and consisted of maturities of short-term investments in the amount of $4.5 million, offset by purchases of short term investment of $1.5 million, consisting of treasury and corporate notes. The balance of activity during the period consisted of outlays for purchases of property and equipment in the amount $0.3 million.

Net cash used in investing activities was $0.2 million during the nine months ended June 30, 2022 and consisted of outlays for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $2.2 million for the nine months ended June 30, 2023, which consisted of net proceeds from the ATM of $2.3 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

Net cash provided by financing activities was $12.0 million for the nine months ended June 30, 2022, which consisted of net proceeds from the October 2021 Underwritten Public Offering.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness described above, there has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During the three months ended June 30, 2023, we repurchased 8,385 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
April 1 – April 30, 2023	2,795	$1.61	-	-
May 1 – May 31, 2023	2,795	$1.54	-	-
June 1 – June 30, 2023	2,795	$1.21	-	-

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

Dated: August 14, 2023

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)