Form 10-K
period 2023-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2023-12-15
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registration included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2023 price at which the common equity was last sold was $24,807,523 million. The number of outstanding shares of the registrant’s common stock as of December 13, 2023 was 23,962,847.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	the timing of and our ability to maintain regulatory clearance of our cortical strip and grid electrode technology;

●	our ability to maintain regulatory clearance for our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	our ability to access available, additional capital on terms acceptable to us at all or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

ii

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

We are a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, spinal cord stimulation, brain stimulation and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. Additionally, we are investigating the potential applications of our technology associated with artificial intelligence. Members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Boston Scientific, St. Jude Medical, Stryker Instruments, C.R. Bard, A-Med Systems, Nuwellis, Inc., formerly known as Sunshine Heart, Empi, Don-Joy and PMT.

We are developing our cortical sheet and depth electrode technology to provide solutions for diagnosis through cEEG recording and sEEG recording and treatment through spinal cord stimulation, brain stimulation and ablation, all in one product. A cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment. cEEG recording involves an invasive surgical procedure, referred to as a craniotomy. sEEG involves a less invasive procedure whereby doctors place electrodes in targeted brain areas by drilling small holes through the skull. Both methods of seizure diagnosis are used to identify areas of the brain where epileptic seizures originate in order to precisely locate the seizure source for therapeutic treatment if possible.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Radio frequency (“RF”) ablation is a procedure that uses radiofrequency under the electrode contacts that is directed to the site of the brain tissue that is targeted for removal. The process involves delivering energy to the contacts, thereby heating them and destroying the brain tissue. The ablation does not remove the tissue. Rather, it is left in place and typically scar tissue forms in the place where the ablation occurs. This procedure is also known as brain lesioning as it causes irreversible lesions. In August 2021, the Company announced a strategic partnership with RBC Medical Innovations to develop a RF ablation generator. The following month, our OneRF ablation system was tested by representatives from Emory University in Atlanta Georgia in an animal study. During the second fiscal quarter of 2023, we successfully completed summative usability testing for OneRF with 15 neurosurgeons, and completed execution of internal device verification/validation protocols for the final OneRF ablation system.

Failed back surgery syndrome (“FBSS”) is a condition that produces chronic lower back/leg pain due to one or more failed back surgeries. Typically, it is related to patients that suffer with pain after surgery of the lumbar spine for degenerative disc disease. Re-operations are usually not recommended for these patients due to low success rates. These patients experience greater levels of pain, a lower quality of life, varying levels of disability and higher rate of unemployment. Spinal cord stimulation works by placing one or more electrodes in a targeted area of the spine and then connected to an implantable pulse generator that sends electrical stimulation to the electrode to block the pain signals from reaching the brain. During the second fiscal quarter of 2023, we completed an initial animal implant of novel thin film paddle leads for spinal cord stimulation (“SCS”). The devices are intended for the treatment of patients with chronic back pain due to multiple failed back surgery syndrome, intractable low back, and leg pain. A percutaneous (through a needle) delivery system for paddle leads is also under development and has been successfully bench-tested. According to a 2020 Market Insights report, the total global addressable market for spinal cord stimulation is estimated to be greater than $3 billion.

Our cortical sheet electrode and depth electrode technology have been tested over the years by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester, Minnesota, in both pre-clinical models as well as through an institutional review board (“IRB”) approval at Mayo Clinic for clinical research. In December 2020, we announced the first human commercial use of our Evo cortical electrode in a procedure performed at the Mayo Clinic. Regarding our ablation electrode, the Cleveland Clinic and representatives from Emory University have performed testing in bench top models and pre-clinical (or animal testing) models. These pre-clinical tests have demonstrated that the technology is capable of recording, ablation and acute stimulation.

We received 510(k) FDA clearance for our Evo cortical technology in November 2019, in September 2021 we received FDA clearance to market our Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and in October 2022 we received FDA clearance to market our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

We submitted a 510(k) application to the FDA for the OneRF ablation system in June 2023 and responded to FDA comments on November 6, 2023. On December 6, 2023, we received 510(k) FDA clearance to market the OneRF ablation system for creation of radiofrequency lesion in nervous tissue for functional neurosurgical procedures.

We intend to develop our Evo sEEG electrode technology for drug delivery applications in the next 12 months. This device is intended to deliver neurological drugs or gene therapy that are FDA approved or that are currently planned for clinical trials or in development to allow for monitoring, recording and stimulation and drug delivery for less than 30 days. In addition to having the capability of delivering a drug through the center lumen, it will also be able to record brain activity before, during, and after drug delivery.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Parkinson’s Disease

The Parkinson’s Disease Foundation estimates that as many as 1,000,000 patients in the United States live with Parkinson’s disease with an additional 60,000 patients diagnosed per year. Over 10,000,000 patients worldwide are living with Parkinson’s disease. There have not been any drugs introduced that have been effective at treating all patients with Parkinson’s disease. The average onset is over 60 years old, but some people have been diagnosed as young as 40 years old. Parkinson’s is a disorder of the central nervous system caused by loss of brain cells throughout various regions of the brain.

Today’s primary treatment for Parkinson’s disease involves medications that have not proven to be curative but rather ease symptoms. One of the potential treatments for Parkinson’s patients is DBS. According to the Michael J. Fox Parkinson’s Disease Research Foundation website, patients that seem to do best with DBS are those that have had the disease for at least four years and have benefited from taking medications prescribed to control the disease. In addition, DBS seems to help with reducing the issues with motor functions such as tremors, stiffness and slowness but not for balance issues.

[1]	Epilepsy surgery in the United States: Analysis of data from the National Association of Epilepsy Centers 2015 Epilepsy Research.

NeuroOne Medical Technologies Corporation
FORM 10-K

Essential Tremors

Essential tremors are thought to be due to electrical irregularities in the brain that send abnormal signals to the muscles. It is a progressive condition that worsens over time and is linked to genetic disorders that typically appear in people who are over 40. Essential tremors usually occur alone and without any other neurological symptoms or signs. The tremors usually occur when the hands are raised and primarily affect the hands. Muscles in the trunk, face and neck may also experience symptoms. Sometimes misdiagnosed as Parkinson’s disease, essential tremors are an involuntary rhythmic shaking of the hands that is not present at rest. It is apparent during activities such as drinking, writing and eating. Symptoms can worsen due to stress, anxiety, smoking, caffeine, fatigue, etc. Genetics Home Reference estimates that as many as 10,000,000 people in the United States are affected by the disease. Treatments for the disease include medical therapy and DBS. DBS, which unlike other therapies, is reversible and programmable, helping to adjust the settings to maximize patient benefit. Similar to Parkinson’s disease, the ability to detect this irregular brain activity before it causes a tremor is highly desirable.

Dystonia

Dystonia is a neurological condition recognized as a motion disorder that involves over activity of a variety of different muscles simultaneously that work against each other. It presents itself in a variety of symptoms but typically involves repetitive, patterned and often twisting involuntary muscle contractions resembling tremors. According to the Dystonia Medical Research Foundation, over 300,000 people are affected in the United States and Canada alone. Dystonia is the third most common problem seen in movement disorder clinics. Because it has many different manifestations, it is often misdiagnosed. In addition, similar to Parkinson’s disease, there are no specific tests that can positively diagnose dystonia. A doctor typically will evaluate patient and family history, potentially do genetic testing, electroencephalogram (“EEG”) testing, blood and urine tests. There are several treatment options (including medication and Botox) for patients depending on the type of dystonia. DBS may be also an alternative for certain patient sub-types.

Spinal Cord Stimulation

Chronic back pain is one of the most prevalent chronic conditions in the world. According to the CDC, “in 2016, an estimated 20.4% of U.S. adults had chronic pain and 8.0% of U.S. adults had high-impact chronic pain. Chronic pain has been linked to numerous physical and mental conditions and contributes to high health care costs and lost productivity”. FBSS is one of leading causes for chronic lower back/leg pain due to one or more failed back surgeries. Typically, it is related to patients that suffer with pain after surgery of the lumbar spine for degenerative disc disease. Re-operations are usually not recommended for these patients due to low success rates. These patients experience greater levels of pain, a lower quality of life, varying levels of disability and higher rate of unemployment. Spinal cord stimulation works by placing an electrode(s) in a targeted area of the spine which is then connected to an implantable pulse generator that sends electrical stimulation to the electrode to block the pain signals from reaching the brain.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Limitations of Currently Available Therapies

There are a limited number of currently available products for diagnosis and treatment for people with neurological disorders such as epilepsy. Although the currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Lengthy diagnostic times: It takes several months for patients to go through the various phases of diagnostic methods, including imaging and non-invasive EEGs. If the source of seizures are still unknown, patients spend one to four weeks in the hospital after interventional diagnostic procedures (cortical and/or sEEG implants) waiting to have seizures that will allow doctors to determine where the seizures are occurring.

●	Lower Accuracy: Historically, clinical electrode manufacturers primarily provided electrodes that sample brain tissue at approximately centimeter spatial scales. Advances in digital EEG acquisition have made recordings at sub-millimeter spatial scales possible, but high-spatial resolution EEG has been slow to impact clinical practice. Existing, higher spatial scales increase the potential for missing data that may be critical in the removal of brain tissue causing the irregular activity.

●	Need to perform a full craniotomy (invasiveness): Currently available cortical electrode technology is typically placed after a craniotomy, which may require removing the top part of the cranium and is a very painful and invasive procedure. Procedural times for a craniotomy can be as high as eight hours. A variety of complications can occur when a full craniotomy is performed, including but not limited to: stroke, bleeding, infection, seizures, swelling of the brain (which may require a second craniotomy), nerve damage, which may cause muscle paralysis or weakness, cerebrospinal fluid leak, which may require repair, loss of mental functions and permanent brain damage with associated disabilities. The invasiveness, procedural times and possible surgical complications have limited the growth of surgical treatment of epilepsy.

●	Requirement for multiple devices for diagnostic and therapeutic procedures: Today both interventional diagnostic and treatment procedures may require different device implants, surgeries and even hospitalizations for each procedure. This causes significant patient inconvenience, use of precious hospital resources and tremendous cost to the system.

●	Limited number of contacts on an electrode: Paddle electrodes currently are available in a variety of sizes and number of contacts. Physicians increasingly want to explore greater number of contacts on the same electrode in order to be able to be more precise in stimulating targeted areas.

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all-in-one product. In comparison to currently available technologies, we are continuing to develop applications of our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	Reduced time for diagnosis and treatment: By offering a minimally invasive procedure and developing an all-in-one solution, we expect our technology will reduce overall procedural times. While our pre-clinical and clinical experience to date is limited, our cortical grid technology has demonstrated the ability to provide high fidelity recordings that have allowed physicians to identify the affected brain tissue causing seizures. This may provide the potential for meaningful cost savings for hospitals and patients and improved quality of life for patients.

NeuroOne Medical Technologies Corporation
FORM 10-K

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology is capable of recording at higher fidelity than current technologies used in EEG recording, we believe our technology may be able to more precisely determine the brain tissue causing seizures. In December 2020, we announced the first human commercial use of our Evo cortical electrode to perform recording, functional mapping, monitoring and stimulation of the brain. In the procedure, performed at the Mayo Clinic, our electrodes were used to record evidence of pre-seizure activity, which may be critical in developing treatments to prevent the onset of seizures. Since then, several institutions around the country have successfully tried and adopted our devices for diagnostic procedures.

●	Implantation via minimally invasive procedure with fewer post-procedure complications: We are currently developing approaches to deliver the electrodes by minimizing the invasiveness of the procedures. We expect that patients who have qualified for diagnostic or treatment procedures will be more accepting of a minimally-invasive procedure. Such procedures may potentially reduce the patient’s pain, bleeding and other adverse events. For example, our cortical electrode technology is expected to also have fewer wires, also referred to as tails, exiting the patient’s head, which can also reduce the potential for infections. Furthermore, the material we currently use in our cortical electrodes has shown in pre-clinical evaluations to cause less inflammation than current electrode substrates as it appears more compatible with brain tissue. As discussed under “Our Strategy” below, our technology has been and will be implanted via a full craniotomy until such time, if ever, as we are able to develop our minimally invasive procedure.

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected recording and treatment capabilities of some of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby potentially eliminating the need for a second surgical procedure, reducing the likelihood of patient infection, risks associated with surgical procedures and minimizing the diagnostic, procedural and hospital costs. As discussed under “Our Strategy” below, our initial product offering offers diagnostic-only capabilities while we advance the development of our all-in-one approach. Currently, we are preparing a combination recording, stimulation and RF ablation technology that will perform both diagnostic and therapeutic functions for commercialization.

●	Percutaneous placement of spinal cord stimulation paddle electrodes with scalability options: Due to the thin film nature of our electrode technology, we believe that it may allow for percutaneous placement of “paddle” (flat) shaped electrodes, thereby preventing the need to use more invasive surgical approaches to place the electrodes. Minimally invasive and percutaneously placed technologies have become almost a requirement for adoption with patients and physicians. In addition, our technology in the future offers the ability to increase the number of contacts on a film that traditionally offers fewer contacts. Increasing the number of contacts may allow for more precise stimulation in the spine, potentially improving the therapeutic outcomes.

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, monitoring, deep brain stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In December 2019, we announced that we received FDA 510(k) clearance to market our thin film cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. Our initial product offering has initially been and will be placed through traditional surgical means involving a craniotomy until such time, if any, that we launch our minimally invasive procedure. In July 2020, we entered into a development relationship with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the cortical strip and grid electrodes, and Zimmer will use commercially reasonable efforts to promote, market and sell the strip and grid electrodes. We believe, due to physician feedback, that our technology represents a major improvement over existing cortical electrodes for the recording of brain activity. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. We believe the largest and quickest-to-market geography for our cortical strip and grid technology under development is the United States for a number of reasons, including the following: (i) many industry sources believe there is a large underserved U.S. market, (ii) healthy procedural reimbursement exist for centers and physicians, (iii) average selling prices are robust, and (iv) there is substantial physician enthusiasm for our technology under development. To date, several institutions around the country have successfully tried and adopted our cortical electrode technology for diagnostic procedures.

NeuroOne Medical Technologies Corporation
FORM 10-K

●	Launch depth electrodes for sEEG recording: In September 2021, we announced that we received FDA 510(k) clearance to market our Evo sEEG electrode technology for temporary (less than 24 hours) use with recording, monitoring, and stimulation equipment for recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. We filed for 510(k) clearance to expand the duration of use up to less than 30 days in November 2021. On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology offers advantages compared to current depth electrode technology in the market and will also enable us to offer a therapeutic solution using this same technology in the future. As we continue to develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies.

●	Utilize these core technologies to develop all-in-one diagnostic and therapeutic solutions with the initial focus on a combination diagnostic and ablation electrode: For many patients who currently undergo one surgical procedure for diagnosis, a second and different procedure or surgery is then required to treat the patient. There is strong physician/surgeon interest to be able to perform both the diagnostic and therapeutic procedure with the same implanted devices. We are developing our technology with the goal of being able to offer this benefit although there can be no assurance that we will be able to do so. We are pursuing cortical grid, strip and depth electrode technology that can record brain activity (diagnose) and also provide both acute and long term stimulation as well as depth electrode technology that can ablate brain tissue. The technology has demonstrated these functions in acute and short term animal models; however, additional development is required to offer a device that has long term therapeutic application. These long term therapeutic technologies are expected to require more robust regulatory approvals for the United States, ranging from a 510(k) to potential for pre-market approvals (“PMAs”) with human clinical data. We will engage the FDA at the proper time to determine the most efficient regulatory path.

●	Develop percutaneous placed electrodes for spinal cord stimulation with scalable contact configurations: Given that many surgically placed technologies have become less invasive due to patient and physician demands, we believe that our flexible thin film technology will allow for percutaneous placement of “paddle” shaped electrodes, thus potentially eliminating the need to make a more invasive surgical procedure. Spinal cord clinical literature over the years have shown that “paddle” electrodes (flat shaped) require less energy for stimulation (thus saving neurostimulator battery life) and may be associated with lower revision rates over time. Even then, “paddle” shaped electrodes are used less often due to the more invasive surgical procedure that is required for placement. But we hope to change that paradigm by creating “paddle” electrodes that can be implanted percutaneously (less invasively) through a “needle hole incision”. By leveraging our existing FDA cleared cortical electrode and sEEG technology, we may also be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are actively evaluating the potential to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

NeuroOne Medical Technologies Corporation
FORM 10-K

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a high fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

●	Partner with biotech, pharmaceutical or biopharma companies to provide a drug delivery sEEG electrode capable of delivering the therapy and recording before, during and after the therapy is delivered for up to 30 days.

●	Investigate the potential applications associated with Artificial Intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

We are utilizing a number of resources to develop these technologies. We license three critical patents from WARF that are the foundation of the technology and we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic (cortical electrodes) and Cleveland Clinic (sEEG electrodes) have been responsible for all pre-clinical studies of our technology under development to date. See “—WARF License” and “—Mayo Foundation for Medical Education and Research License and Development Agreement” below. We announced in December 2020 that Mayo Clinic doctors used our technology in the first human commercial application of our Evo cortical electrode technology to perform recording, functional mapping and stimulation of the brain on a human patient. And more recently, in July 2022, we announced the first clinical case using the Evo sEEG electrode was performed by Dr. Robert Gross at Emory University. Dr. Gross selected the Evo sEEG electrode for intraoperative brain mapping at the subsurface level of the brain.

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

Pre-clinical testing and clinical testing on the final design has been conducted by Mayo Clinic and WARF (as described in “Mayo Clinic and University of Wisconsin-Madison Studies” below). The product is in commercial production.

The Company received FDA 510(k) clearance in the fourth calendar quarter of 2019. Commercial launch commenced utilizing Zimmer, our distribution partner.

Depth electrodes for recording (diagnostic) purposes	We have frozen this design and the product is in commercial production. No clinical testing was required in order to obtain FDA clearance.	The Company filed for FDA 510(k) marketing clearance for sEEG electrodes in May 2021 and received a 510(k) clearance from FDA for recording, monitoring and stimulation of brain tissue for less than 24 hours in September 2021. The Company filed for 510(k) clearance to expand the duration of use up to less than 30 days in November 2021. On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG Electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Zimmer began distributing this product in May 2023.

NeuroOne Medical Technologies Corporation
FORM 10-K

Depth electrode diagnostic and ablation devices

The design phase was completed at the end of 2022, the verification phase was completed in June 2023, and the transfer to manufacturing phase began in July 2023.

Pre-clinical testing, including benchtop and animal testing, has been conducted on final designs.

Very early testing at the Cleveland Clinic was completed in the second calendar quarter of 2020.

Pre-clinical (animal) feasibility testing was conducted in September 2021 with representatives from Emory University in Atlanta, Georgia. Additional pre-clinical animal testing of our final design was conducted at Emory University in April 2023 and invivo testing of our final design was conducted in May 2023.

The Company announced a partnership with RBC Medical Systems in August 2021 to develop an RF generator that will be used with the Company’s diagnostic and ablation electrode.

No animal or human clinical testing is anticipated for FDA submission since 510K predicate devices did not perform such clinical testing.

The Company submitted a 510(k) application to the FDA for the OneRF ablation system in June 2023 and responded to FDA comments on November 6, 2023. The Company received 510(k) clearance from the FDA for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures on December 6, 2023.

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

For more information regarding the Development Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Overview-Collaborations Revenue” and “Note 7—Zimmer Development Agreement” included in “Item 8—Financial Statements and Supplementary Data” in this Report.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Manufacturing, Supply and Quality Assurance

We currently outsource the supply and manufacture of all components of our prototypes of our technology under development. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. Our third-party manufacturers are recognized in their field for their competency to manufacture the respective portions of our system and have quality systems established that meet FDA requirements. We believe at this time the manufacturers we currently utilize have sufficient capacity to meet our requirements. We believe that as we increase our demand in the future, our per-unit costs will decrease materially. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

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

Research and Development

Our research and development team, which includes our Director of Electrode Development, utilizes advice from leading experts in the neurotech field on our scientific advisory board and is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders as well as stimulation for spinal cord stimulation for back related pain. Our research and development expenses were $6.9 million and $4.9 million for the years ended September 30, 2023 and 2022, respectively.

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

Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. For a discussion of the key competitive factors that we believe will impact the success of our cortical strip, grid electrodes under development, if successfully developed and approved, see “—Our Solution” above.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

WARF License

In January 2020, we entered into an Amended and Restated Exclusive Start-Up Company License Agreement, dated as of January 21, 2020, as amended on June 15, 2020 (the “WARF License”) with WARF, which amended and restated in full the Original WARF License. Pursuant to the WARF License, WARF has granted to us an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. We have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for calendar year 2020, $100,000 for calendar year 2021 and $150,000 for calendar year 2022 and each calendar year thereafter that the WARF License is in effect. The minimum annual royalty payment for calendar year 2020 in the amount of $50,000 was paid in January 2021. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

See “Risk Factors—Risks Related to Our Business-We depend on intellectual property licensed from WARF for our technology, including our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License.

Mayo Foundation for Medical Education and Research License and Development Agreement

In May 2017, we entered into an Amended and Restated License and Development Agreement, dated as of May 25, 2017 (the “Mayo Development Agreement”), with Mayo Foundation for Medical Education and Research (“Mayo”) to license worldwide (i) certain know how for the development and commercialization of products, methods and processes related to flexible circuit thin film technology for the recording of tissue and (ii) the products developed therefrom, and to partner with Mayo to assist the Company in the investigation, research application, development and improvement of such technology. Mayo has agreed to assist us by providing access to certain individuals at Mayo (the “Mayo Principal Investigators”), in developing our cortical thin film flexible circuit technology, including prototype development, animal testing, protocol development for human and animal use, abstract development and presentation and access to and license of any intellectual property that the Mayo Principal Investigators develop relating to the procedure.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

For additional information regarding the Mayo Development Agreement, see “Risk Factors—Risks Related to Our Business—We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.”

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, and trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of September 30, 2023, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method, a U.S. patent issued in October 2022 and a pending European patent application filed by us and published in 2020 relating to improved neural depth electrodes, a pending U.S. patent application filed by us and published in 2020 relating to agent-delivering neural electrodes in which a Notice of Allowance was issued in August 2023 (along with a second pending U.S. patent application filed in 2023 relating to the same technology), pending U.S. and European patent applications published in 2020 relating to minimally invasive electrodes (with a Notice of Allowance issued in September 2023 in the U.S. application), pending U.S. and European patent applications published in 2021 relating to spinal cord stimulation systems and devices (with a Notice of Allowance issued in October 2023 in the U.S. application), pending U.S. and European patent applications published in 2022 relating to methods of making electrode probes, a pending U.S. patent application (and corresponding PCT application) published in 2023 relating to devices having temperature sensors, a pending U.S. patent application (and corresponding PCT application) filed in 2023 relating to deformable spinal cord stimulation devices, a pending U.S. patent application (and corresponding PCT application) filed in 2023 relating to spinal cord stimulation device implantation methods, and a pending U.S. patent application (and corresponding PCT application) filed in 2023 relating to ablation probe and temperature sensing device systems. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. The issued patent owned by NeuroOne expires in 2041. If a patent or patents are issued on our additional pending patent applications, the resulting patents are projected to expire between 2038 and 2043.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Any adverse determination in litigations or post grant trial proceedings at the Patent Office relating to intellectual property to which we are or may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties, and could result in the cancellation and/or invalidation of our intellectual property. Furthermore, if a court finds that we have willfully infringed a third party’s intellectual property, we could be required to pay treble damages and/or attorney fees for the prevailing party, in addition to other penalties. Although intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with such arrangements can be substantial and often require ongoing royalty payments. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement; if we are able to redesign our products to avoid infringement, we may not receive FDA approval in a timely manner. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which could have a significant adverse impact on our business.

Trademarks

We have registered U.S. trademarks for the trademarks “NEUROONE” and “EVO”. We have a pending U.S. trademark application for the trademark OneRF. We also have registered trademarks in the United Kingdom and the European Union for the trademark OneRF.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Based on FDA classifications, our diagnostic cortical strip, grid and depth electrode and RF ablation technology are categorized by the FDA as Class II devices that do not require clinical testing and can be filed as a 510(k), similar to existing competitive technology. The Company expects that indications for treating epilepsy, Parkinson’s and other patients suffering from motor related neurological deficiencies via a permanent implant for chronic treatment will require a PMA process to commercially distribute in the United States.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the De Novo process. The De Novo request provides a marketing pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. De Novo classification is a risk-based classification process. The De Novo classification process is an alternate pathway to classify medical devices that are automatically classified into Class III but which are low to moderate risk. A manufacturer can submit a Pre-submission for De Novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

●	patients do not enroll in clinical trials at the rate expected;

●	patients, sponsor (NeuroOne) or study sites do not comply with trial protocols;

●	patient follow-up is not at the rate expected;

●	patients experience unanticipated adverse event;

●	the data safety monitoring board determines the study should be placed on hold;

●	patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;

●	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

NeuroOne Medical Technologies Corporation
FORM 10-K

●	third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

●	the sponsor (NeuroOne) or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

●	third-party clinical investigators have significant financial interests related to the sponsor (NeuroOne) or the study that the FDA deems to make the study results unreliable, or the company or investigators fail to disclose such interests;

●	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

●	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is mislabeled or does not meet specifications and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Human Capital

As of September 30, 2023, we had 16 employees, all of whom are full-time, eight of whom are engaged in research and development activities, and all of whom are located in the United States. As of September 30, 2023, we also retained the services of approximately 9 regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. During our 2023 fiscal year, we had one employee resign.

Corporate Information

Our principal executive offices are located at 7599 Anagram Drive, Eden Prairie, Minnesota 55344, and our telephone number is 952-426-1383. Our website address is www.nmtc1.com Information on our website is not part of this Annual Report.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and financial condition, impair our future prospects and cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

●	we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

●	our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed;

●	we will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

●	medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

●	changes in the configuration of our cortical strip, grid electrode and depth electrode technology under development may result in additional costs or delay;

●	if we are unable to successfully develop, receive regulatory clearance/approval for and commercialize our technology and other products under development, or if we experience significant delays in doing so, our business will be harmed;

●	failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results;

NeuroOne Medical Technologies Corporation
FORM 10-K

●	if our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted;

●	the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology under development has not been established with precision and may be smaller than we estimate, possibly materially;

●	we depend on intellectual property licensed from WARF for our technology under development, and the termination of this license would harm our business;

●	we depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful;

●	even if we have our cortical strip, grid electrode and depth electrode technology approved for commercial sale, if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States;

●	we contract with third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology under development and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;

●	if we or our third-party suppliers or manufacturers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner;

●	potential complications from our cortical strip, grid electrode and depth electrode technology that are currently unknown may come to light;

●	if there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected;

●	we have entered into, and may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues;

●	our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

●	we have been the victim of a cyber-related crime and our controls may not be successful in avoiding further cyber-related crimes in the future;

●	our ability to protect our intellectual property and proprietary technology is uncertain;

●	we may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

●	our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer;

●	the price of our Common Stock might fluctuate significantly, and you could lose all or part of your investment; and

●	we intend to issue more shares to raise capital, which will result in substantial dilution.

NeuroOne Medical Technologies Corporation
FORM 10-K

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2023, we had an accumulated deficit of $62.7 million primarily as a result of expenses incurred in connection with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern as of and for the year ended September 30, 2022. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

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

From our inception through September 30, 2023, we have generated limited revenue from the commercial sales of our products. Because we have generated very limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our Common Stock and convertible debt and exercises of options and warrants.

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. At September 30, 2023, we had cash and cash equivalents in the aggregate of approximately $5.3 million. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine and potentially between Israel and Hamas, disruptions in the banking system and financial markets, lingering COVID-19 pandemic, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors and development partners may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

The continued growth of our business, including the development, regulatory approval and commercialization of our cortical strip, grid electrode and depth electrode technology, will significantly increase our expenses going forward. As a result, we will be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the cost of further developing our cortical strip, grid electrode and depth electrode technology;

●	obtaining and maintaining regulatory clearance or approval for our cortical strip, grid electrode and depth electrode technology;

●	the costs associated with commercializing our cortical strip, grid electrode and depth electrode technology;

●	any change in our development priorities;

●	the revenue generated by sales of our cortical strip, grid electrode and depth electrode technology;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our cortical strip grid electrode and depth electrode technology;

●	any change in our plans regarding the manner in which we choose to commercialize any approved product in the United States;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	expenses and costs we incur in connection with changes in the economy and regulatory process;

●	the costs to develop additional intellectual property;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

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

Three of our products have received 510(k) clearance from the FDA. Our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue on the surface of the brain for less than 30 days, and our Evo sEEG electrode technology has received 510(k) clearance from the FDA for use (less than 30 days) with recording, monitoring, and stimulation equipment for recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Our OneRF ablation system has received 510(k) clearance from the FDA for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. None of our other products have received clearance or approval for commercial sale. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development and regulatory approval.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

The success of any products that we develop will depend on several factors, including:

●	receipt of timely commercialization approvals from applicable regulatory authorities;

●	our ability to procure and maintain suppliers and manufacturers of the components of our current cortical strip, grid electrode and depth electrode technology and future versions;

●	market acceptance of our cortical strip, grid electrode and depth electrode technology by people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders, the medical community and third-party payors;

●	our success in educating healthcare providers and people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders about the benefits, administration and use of our cortical strip, grid electrode and depth electrode technology and future versions;

●	the prevalence and severity of adverse events and public health emergencies such as the COVID-19 pandemic;

●	the perceived advantages, cost, safety, convenience and accuracy of alternative therapies;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our cortical strip, grid electrode and depth electrode technology and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and

●	obtaining and maintaining a continued acceptable performance and safety profile of our cortical strip, grid electrode and depth electrode technology.

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

The size and future growth in the market for our cortical strip, grid electrode and depth electrode technology has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology, including the number of people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders who may benefit from and be amenable to using cortical strip, grid electrode and depth electrode technology for diagnosis and treatment, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using current generation technology and our belief is that the incidence of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders in the United States and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for cortical strip, grid electrode and depth electrode technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of brain related disorders, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for cortical strip, grid electrode and depth electrode technology may prove to be incorrect. If the actual number of people with brain related disorders who would benefit from cortical strip, grid electrode and depth electrode technology and the size and future growth in the market for cortical strip, grid electrode and depth electrode technology is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

We use a small number of suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. We may not have long-term supply agreements with our suppliers and, in many cases, we may make our purchases on a purchase order basis. Our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, product discontinuations, or complications due to worldwide economic and social instability. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any supplier to deliver components at the level our business requires could disrupt the manufacturing of our products and, if approved, limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Our cortical strip, grid electrode and depth electrode technology may contain undetected errors or defects. As a result, we may be subject to warranty and liability claims for damages related to errors or defects in such products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our cortical strip, grid electrode and depth electrode technology could harm our business and operating results. This risk exists even if a device is cleared or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our cortical strip, grid electrode and depth electrode technology or future versions thereof could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost, or in sufficient amounts or scope, to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management team and other resources, and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which that is the subject of any such claim.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

In January 2023, we were the victim of a business email compromise fraud which resulted in our incurring a loss of approximately $0.1 million. We have worked with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $0.1 million, but at this time we do not expect that we will be able to recover such funds. Enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made, and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

The medical device market in which we operate is largely technology driven. We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our intellectual property and proprietary technologies. We continue to review new technological developments in order to make decisions about what additional filings would be the most appropriate for us. We also plan to seek patent protection for our proprietary technology in select countries internationally. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any patent application will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

Although we will not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from government health insurance programs or other third-party payors for our cortical strip, grid electrode and depth electrode technology, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, but are not limited to:

●	the Anti-Kickback Statute, which will apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

●	HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

NeuroOne Medical Technologies Corporation
FORM 10-K

●	federal “sunshine” requirements imposed by the ACA on device manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

NeuroOne Medical Technologies Corporation
FORM 10-K

Any failure to maintain an effective system of internal controls over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of SOX until the date we have a public float of $75 million or greater.

If we fail to maintain effective internal controls and procedures for financial reporting, it could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. In that case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements. Our management has concluded that our internal controls over financial reporting were, and continue to be, effective as of September 30, 2023. However, we identified material weaknesses in our internal control over financial reporting in 2018, and we cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

As of September 30, 2023, we had outstanding warrants to purchase an aggregate of 6,202,426 shares of Common Stock at a weighted average exercise price of $5.92 per share, and options to purchase an aggregate of 1,708,427 shares of Common Stock at a weighted average exercise price of $4.34 per share. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

NeuroOne Medical Technologies Corporation
FORM 10-K

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

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a de-listing of our common stock.

There is no assurance that we will continue to comply with the applicable Nasdaq listing standards. In order to maintain the listing of our common stock on Nasdaq, Nasdaq requires that the trading price of a company’s listed stock on Nasdaq remain above one dollar in order for such stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock and warrants when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock and/or warrants to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our officers and advisory board members. Although we have an employment agreement with our Chief Executive Officer, David Rosa, he (and each of our other key employees) may terminate his employment with us at any time and will continue to be able to do so. We do not maintain “key person” insurance for any of our executives or employees.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease office space in Eden Prairie, Minnesota and Los Gatos, California to accommodate our finance and administrative functions as well as laboratory space accommodating our research and development operations. We believe that our existing facilities are adequate for our immediate needs and can accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.

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

Stockholders

On December 13, 2023, there were 103 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Equiniti Trust Company.

Share Repurchases

During the three months ended September 30, 2023, we repurchased 8,382 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
July 1 – July 31, 2023	2,794	$1.20	-	-
August 1 – August 31, 2023	2,794	$1.02	-	-
September 1 – September 30, 2023	2,794	$0.85	-	-

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

In November 2019, our Evo cortical electrode technology received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue for up to 30 days, and in October 2022, we received FDA clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

We completed feasibility bench top testing with a new design of our diagnostic and ablation depth electrode in the first calendar quarter of 2021 and signed a contract with RBC Medical Innovations to develop hardware for the system in the third calendar quarter of 2021. We completed design verification of such hardware early in the second calendar quarter of 2023. We also completed an animal feasibility study at Emory University in September 2021. We completed additional animal studies early in the second quarter of calendar 2023 and received 510(k) clearance in December 2023 for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. Our other products are still under development.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

We have incurred losses since inception. As of September 30, 2023, we had an accumulated deficit of $62.7 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Recent Developments and Upcoming Milestones

Corporate Updates

Appointment of COO

On November 14, 2023, we announced the appointment of Christopher R. Volker as the Chief Operating Officer of the Company, effective on November 10, 2023.

sEEG Commercial Launch

In May 2023, we announced the commercial launch of the Evo® sEEG electrode product line in the United States with exclusive distribution partner Zimmer Biomet. We have fulfilled eight shipments of sEEG product to Zimmer Biomet in preparation for launch and completed initial training on the sEEG product line to Zimmer Biomet sales personnel.

The first clinical case using the Evo® sEEG electrode in robotic neurosurgery was performed by Dr. William Bingaman at the Cleveland Clinic. The procedure was the first to utilize NeuroOne’s Evo sEEG electrode with Zimmer Biomet’s ROSA One® Brain, a robotic platform that assists surgeons in planning and performing complex yet minimally invasive neurosurgical procedures.

OneRF Ablation

During the second fiscal quarter of 2023, we successfully completed summative usability testing for OneRF with 15 neurosurgeons, and completed execution of internal device verification/validation protocols for the final OneRF ablation system. We submitted a 510(k) application to the FDA for the OneRF ablation system in June 2023, submitted responses to FDA comments on November 6, 2023 and received 510(k) clearance on December 6, 2023.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and the Middle East, disruptions in the banking system and financial markets, lingering effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Strip/Grid Products, depth electrodes (“sEEG Products”) and electrode cable assembly products (“Electrode Cable Assembly Products”) based on Evo cortical electrode technology. We anticipate that we will generate additional revenue from the sale of products based on Evo cortical electrode technology.

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

Under the terms of the Zimmer Development Agreement, we are responsible for all costs and expenses related to developing the Products, and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Zimmer Development Agreement, Zimmer and the Company have entered into an MS Agreement and a Quality Agreement with respect to the manufacturing and supply of the Products.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the year ended September 30, 2023 related to the completion of the sEEG exclusivity maintenance milestone. During the year ended September 30, 2022, we recognized revenue in the amount of $1.9 million related to sEEG Product development.

NeuroOne Medical Technologies Corporation

FORM 10-K

The achievement of the level of sales required to earn royalty payments from Zimmer is uncertain.

For further discussion about the determination of collaborations revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Development Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Development Agreement” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, further commercialization of our cortical strip and grid technology, and our depth electrode technology, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company related costs.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the fiscal years ended September 30, 2023 and 2022.

	For the years ended September 30,
	2023	2022	Period to Period Change
Product revenue	$1,952,441	$171,169	$1,781.272
Cost of product revenue	1,495,924	241,963	1,253,961
Product gross profit (loss)	456,517	(70,794)	527,311

Collaborations revenue	1,455,188	1,948,872	(493,684)

Operating expenses:
Selling, general and administrative	6.926,269	6,979,416	(53,147)
Research and development	6,940,686	4,929,427	2,011,259
Total operating expenses	13,866,955	11,908,843	1,958,112
Loss from operations	(11,955,250)	(10,030,765)	(1,924,485)
Other income, net	95,759	31,152	64,607
Loss before income taxes	(11,859,491)	(9,999,613)	(1,859,878)
Provision for income taxes	—	—	—
Net loss	$(11,859,491)	$(9,999,613)	$(1,859,878)

NeuroOne Medical Technologies Corporation

FORM 10-K

Product Revenue and Product Gross Profit (Loss)

Product revenue and product gross profit were $2.0 million and $0.5 million, respectively, during the year ended September 30, 2023. Product revenue and product gross loss were $0.2 million and $0.1 million, respectively, during the year ended September 30, 2022. The increase in gross profit during the current period was largely due to the higher sales volume that exceeded fixed royalty and other overhead costs in the current year resulting in a positive gross margin of 23.4% for the first time in our history. Product revenue consisted of Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products sales. The increase in product revenue of $1.8 million year over was attributed primarily to the sale of our sEEG Products that followed the FDA 510(k) clearance in October 2022 for our Evo sEEG electrode technology for temporary (less than 30 days) use. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $0.2 million and $0.1 million in connection with our license agreements during the years ended September 30, 2023 and 2022, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million and $1.9 million during the years ended September 30, 2023 and 2022, respectively. Revenue during the periods presented were derived from the Zimmer Development Agreement and Amendment and represented the portion of our performance obligations that were met in connection with the upfront initial development fee and payments associated with the Amendment.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.9 million and $7.0 million for the years ended September 30, 2023 and 2022, respectively. The negligible change period over period was composed primarily due to an increase in payroll related costs of approximately $0.3 million offset by a reduction in professional service and marketing related costs of $0.4 million.

Research and development expenses

Research and development expenses were $6.9 million for the year ended September 30, 2023, compared to $4.9 million for the year ended September 30, 2022. The $2.0 million increase during fiscal 2023 over the comparable prior year period was attributed to supporting development activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of future sEEG product applications and other products utilizing new technologies.

Other Income, net

Other income, net during the year ended September 30, 2023 related to interest income attributed to our cash, cash equivalents and short-term investments in the amount of $0.2 million, while outstanding, which was partially offset by an exploit loss of $94,000 and a loss on disposal of equipment in the amount of $32,000.

Other income, net during the year ended September 30, 2022 consisted principally of interest income attributed to our cash, cash equivalents and short-term investments, while outstanding.

NeuroOne Medical Technologies Corporation

FORM 10-K

Liquidity and Capital Resources

Overview

As of September 30, 2023, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $5.3 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”). Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our cortical strip, grid electrode and depth electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our financings described below.

July 2023 Public Offering

On July 24, 2023, we entered into an underwriting agreement with The Benchmark Company, LLC, as underwriter (“Benchmark”), relating to the issuance and sale of 5,250,000 shares of our common stock, par value $0.001 per share, at a price to the public of $1.00 per share (the “July 2023 Public Offering”). In addition, under the terms of the July 2023 Public Offering, we granted Benchmark an option, exercisable for 30 days, to purchase up to an additional 787,500 shares of common stock on the same terms (“the Overallotment Option”). The July 2023 Public Offering closed on July 27, 2023, and we completed the sale and issuance of an aggregate of 6,037,500 shares of our common stock, including the exercise in full of the Overallotment Option.

The net proceeds to us from the July 2023 Public Offering were approximately $5.2 million after deducting underwriting discounts and other offering expenses payable by the Company. We intend to use the net proceeds from this offering to: (i) support the commercial launch of the EVO sEEG electrode with Zimmer Biomet, (ii) support the FDA submission for the OneRF ablation system, and (iii) complete the design of a novel drug delivery electrode, among other general corporate purposes.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. Through September 30, 2023, we have issued 1,439,677 shares of common stock under the ATM for gross proceeds in the amount of $2.6 million. We incurred issuance costs in connection with the ATM in the amount of $0.2 million through September 30, 2023. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On December 1, 2023, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

On January 21, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014 (the “Original WARF License”). Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

At September 30, 2023, we had cash and cash equivalents in the aggregate of approximately $5.3 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(12,886,874)	$(7,519,534)
Net cash provided by (used in) investing activities	2,649,964	(3,244,765)
Net cash provided by financing activities	7,399,074	12,023,282
Net (decrease) increase in cash	$(2,837,836)	$1,258,983

Net cash used in operating activities

Net cash used in operating activities was $12.9 million for the year ended September 30, 2023, which consisted of a net loss of $11.9 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and short term investment premiums and discounts, operating lease expense and loss on disposal of fixed assets, totaling approximately $1.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $2.4 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to both a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement and to an increase in inventory purchases, attributed to the timing of payments. Partially offsetting the net cash operating use during the period was a decrease in our accounts receivable, prepaid expenses and by an increase in our accrued expenses, on a net basis, resulting from timing of payments and fluctuations in our operations.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2.6 million for the year ended September 30, 2023 and consisted of maturities of short-term investments in the amount of $4.5 million, offset by purchases of short term investments of $1.5 million, consisting of treasury and corporate notes. The balance of activity during the period consisted of outlays for purchases of property and equipment in the amount $0.4 million offset slightly by net proceeds associated with the disposal of equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was $7.4 million for the year ended September 30, 2023, which consisted of net proceeds from the July 2023 Public Offering of $5.2 million and from the ATM of $2.3 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

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

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 8 — Stock-Based Compensation” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of NeuroOne Medical Technologies Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroOne Medical Technologies Corporation (the "Company") as of September 30, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the " financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of the Company’s operations and cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company had recurring losses from operations and an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital. These are the reasons that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

December 15, 2023

NeuroOne Medical Technologies Corporation

Balance Sheets

	As of September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,322,493	$8,160,329
Short-term investments	—	2,981,010
Accounts receivable	—	33,237
Inventory	1,726,686	704,538
Prepaid expenses	263,746	296,649
Total current assets	7,312,925	12,175,763
Intangible assets, net	89,577	111,892
Right-of-use asset	169,059	181,355
Property and equipment, net	525,753	353,599
Total assets	$8,097,314	$12,822,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$685,104	$927,662
Accrued expenses and other liabilities	1,107,522	715,839
Deferred revenue	—	1,455,188
Total current liabilities	1,792,626	3,098,689
Operating lease liability, long term	55,284	119,556
Total liabilities	1,847,910	3,218,245

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2023 and 2022; no shares issued or outstanding as of September 30, 2023 and 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2023 and 2022; 23,928,945 and 16,216,540 shares issued and outstanding as of September 30, 2023 and 2022, respectively.	23,929	16,217
Additional paid–in capital	68,911,778	60,414,959
Accumulated deficit	(62,686,303)	(50,826,812)
Total stockholders’ equity	6,249,404	9,604,364
Total liabilities and stockholders’ equity	$8,097,314	$12,822,609

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Operations

	Years ended September 30,
	2023	2022
Product revenue	$1,952,441	$171,169
Cost of product revenue	1,495,924	241,963
Product gross profit (loss)	456,517	(70,794)
Collaborations revenue	1,455,188	1,948,872
Operating expenses:
Selling, general and administrative	6,926,269	6,979,416
Research and development	6,940,686	4,929,427
Total operating expenses	13,866,955	11,908,843
Loss from operations	(11,955,250)	(10,030,765)
Other income, net	95,759	31,152
Loss before income taxes	(11,859,491)	(9,999,613)
Provision for income taxes	—	—
Net loss	$(11,859,491)	$(9,999,613)
Net loss per share:
Basic and diluted	$(0.65)	$(0.63)
Number of shares used in per share calculations:
Basic and diluted	18,121,108	15,998,567

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2021	12,010,019	$12,010	$47,369,090	$(40,827,199)	$6,553,901
Issuance of common stock in connection with public offering	4,172,057	4,172	13,346,410	—	13,350,582
Issuance cost in connection with public offering	—	—	(1,352,280)	—	(1,352,280)
Issuance of warrants in connection with Zimmer development agreement	—	—	104,562	—	104,562
Stock-based compensation	—	—	947,212	—	947,212
Issuance of common stock upon vesting of restricted stock units	34,464	35	(35)	—	—
Net loss	—	—	—	(9,999,613)	(9,999,613)
Balance at September 30, 2022	16,216,540	16,217	60,414,959	(50,826,812)	9,604,364
Issuance of common stock in connection with public offering	6,037,500	6,038	6,031,462	—	6,037,500
Issuance of common stock in connection with at-the-market offering program	1,439,677	1,440	2,551,216	—	2,552,656
Issuance cost in connection with common stock issuances	—	—	(1,071,663)	—	(1,071,663)
Stock-based compensation	—	—	1,105,457	—	1,105,457
Issuance of common stock upon vesting of restricted stock units	314,485	313	(313)	—	—
Share repurchases for the payment of employee taxes	(79,257)	(79)	(119,340)	—	(119,419)
Net loss				(11,859,491)	(11,859,491)
Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Cash Flows

	Years ended September 30,
	2023	2022
Operating activities
Net loss	$(11,859,491)	$(9,999,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	199,266	118,620
Stock-based compensation	1,105,457	947,212
Loss on disposal of fixed assets	32,143	—
Amortization of discounts and premiums on short-term investments	(45,571)	(11,471)
Non-cash lease expense	109,832	107,593
Issuance of warrants in connection with Zimmer contract amendment	—	104,562
Change in assets and liabilities:
Accounts receivable	33,237	15,099
Inventory	(1,022,148)	(606,251)
Prepaid expenses and other assets	32,903	(145,540)
Accounts payable	(247,189)	515,438
Accrued expenses, deferred revenue, operating lease and other liabilities	(1,225,313)	1,434,817
Net cash used in operating activities	(12,886,874)	(7,519,534)
Investing activities
Purchases of short-term investments	(1,473,419)	(3,469,539)
Maturities of short-term investments	4,500,000	500,000
Proceeds from the disposal of fixed assets	7,500	—
Purchases of property and equipment	(384,117)	(275,226)
Net cash provided by (used in) investing activities	2,649,964	(3,244,765)
Financing activities
Proceeds from issuance of common stock in connection with public offerings and at-the-market offering program	8,590,156	13,350,582
Issuance costs in connection with common stock issuances	(1,071,663)	(1,327,300)
Share repurchases for the payment of employee taxes	(119,419)	—
Net cash provided by financing activities	7,399,074	12,023,282
Net (decrease) increase in cash and cash equivalents	(2,837,836)	1,258,983
Cash and cash equivalents at beginning of year	8,160,329	6,901,346
Cash and cash equivalents at end of year	$5,322,493	$8,160,329
Supplemental non-cash financing and investing transactions:
Unpaid purchases of property and equipment	$4,631	$—
Modification of right-of-use asset and associated lease liability	$97,536	$—
Reclass of deferred offering costs to additional paid-in capital in connection with public offering	$—	$24,980

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 1 - Organization and Nature of Operations

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is a medical technology company focused on the development and commercialization of thin film electrode for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, monitoring, ablation, drug delivery and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders.

The Company received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for its Evo cortical electrode technology in November 2019 and in October 2022, the Company received 510(k) clearance from the FDA for its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, lingering effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $62.7 million as of September 30, 2023. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. With the July 2023 public offering, the Company has adequate liquidity to fund its operations through March 31, 2024. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America (“U.S. GAAP”).

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development and commercialization of products related to comprehensive neuromodulation cEEG and sEEG recording, monitoring, ablation, and brain stimulation solutions. Accordingly, the Company has a single reporting segment.

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

Short-Term Investments

The Company has periodically invested its excess cash in U.S. Treasury securities and highly rated corporate securities. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. All investments held as September 30, 2022 had contractual maturities of less than one year. There were no short-term investments outstanding as of September 30, 2023. The amortized cost and estimated fair values of the Company’s investments as of September 30, 2022 were as follows:

	September 30, 2022
		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Short-term:
U.S. treasury and corporate notes	$2,981,010	$—	$2,870	$2,978,140
Total	$2,981,010	$—	$2,870	$2,978,140

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Account Standards Codification (“ASC”) Topic 606 (“ASC 606”). Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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
Notes to Financial Statements

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

As of September 30, 2023 and 2022, the fair values of cash, cash equivalents, short-term investments, accounts receivable, inventory, prepaids and other assets, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the years ended September 30, 2023 and 2022.

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to selling, general and administrative expense over the expected useful life of the acquired technology.

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
Notes to Financial Statements

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of Strip/Grid Products, sEEG and electrode cable assembly work-in-process and finished good product. The Strip/Grid Products and sEEG Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers. No inventory valuation allowance was required during the periods presented.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development, financial matters and sales and marketing in connection with the commercial sales of the Company’s products.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value over the requisite service period. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended September 30, 2023 and 2022.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the years ended September 30:

	2023	2022
Warrants	6,202,426	7,103,344
Stock options	1,708,427	1,239,915
Restricted stock units	393,370	414,430
Unissued vested restricted stock units	—	7,316

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The FASB issued the final ASU to delay adoption for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company adopted the guidance on October 1, 2023. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective October 1, 2022 and the ASU did not have a material impact to its financial statements.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the years ended September 30, 2023 and 2022, $150,000 and $137,500 in royalty fees were incurred related to the WARF License, respectively, and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the years ended September 30, 2023 and 2022, $7,486 and $4,861 in royalty fees were incurred, respectively, and were reflected as a component of cost of product revenue.

Facility Leases

Headquarters Lease

On October 7, 2019, the Company entered into a non-cancellable lease agreement (the “Lease”) with certain landlords (together, the “Landlord”) pursuant to which the Company has agreed to lease office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending 65 months after such date, unless terminated earlier (the “Lease Term”). The initial base rent for the Premises is $6,410 per month for the first 17 months, increasing to $7,076 per month by the end of the Lease Term. In addition, as long as the Company is not in default under the Lease, the Company shall be entitled to an abatement of its base rent for the first 5 months. In addition, the Company will pay its pro rata share of the Landlord’s annual operating expenses associated with the Premises, calculated as set forth in the Lease of which the Company is entitled to an abatement of these operating expense for the first 3 months.

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

During the years ended September 30, 2023 and 2022, rent expense associated with the facility leases amounted to $171,633 and $170,501, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the Years Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$134,632	$130,727
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97,536	$—

Supplemental balance sheet information related to the operating lease was as follows:

	As of September 30,
	2023	2022
Right-of-use assets	$169,059	$181,355
Lease liability	$184,400	$202,895
Weighted average remaining lease term (years)	1.4	2.4
Weighted average discount rate	7.8%	6.9%

Maturity of the lease liability was as follows:

Calendar Year	As of September 30, 2023
2023 (period from October 1, 2023 to December 31, 2023)	$34,070
2024	139,969
2025	21,227
Total lease payments	195,266
Less imputed interest	(10,866)
Total	184,400
Short-term portion	(129,116)
Long-term portion	$55,284

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 5 - Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of September 30,
	2023	2022
Component inventory	$1,202,778	$400,063
Work-in-process	343,597	230,507
Finished goods	180,311	73,968
Total	$1,726,686	$704,538

Intangibles

Intangible assets roll forward is as follows:

	Useful Life
Net Intangibles, September 30, 2021	12-13 years	$134,207
Less: amortization		(22,315)
Net Intangibles, September 30, 2022		111,892
Less: amortization		(22,315)
Net Intangibles, September 30, 2023		$89,577

The Company anticipates amortization expense of approximately $22,000 per year for fiscal year 2024 through 2027 based upon the two current license agreements.

Property and Equipment

Property and equipment, net held for use by category are presented in the following table:

	As of September 30,
	2023	2022
Equipment and furniture	$860,737	$538,061
Software	—	1,895
Total property and equipment	860,737	539,956
Less accumulated depreciation	(334,984)	(186,357)
Property and equipment, net	$525,753	$353,599

Depreciation expense was $176,951 and $96,305 for the years ended September 30, 2023 and 2022, respectively. Equipment with a net book value of $39,643 was disposed by the Company resulting in net proceeds of $7,500.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following

	As of September 30,
	2023	2022
Accrued payroll	$874,382	$521,368
Operating lease liability, short term	129,116	83,339
Royalty fees	104,024	111,132
Total	$1,107,522	$715,839

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 7 - Zimmer Development Agreement

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

Under the terms of the Development Agreement, the Company is responsible for all costs and expenses related to developing the Products, and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Development Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement and a supplier quality agreement with respect to the manufacturing and supply of the Products.

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

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The Development Agreement and Amendment were accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified five performance obligations under the Development Agreement and Amendment: (1) the Company’s obligation to grant Zimmer access to its intellectual property; (2) completion SEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) completion of sEEG design modifications as requested by Zimmer. All performance obligations under the Development Agreement and Amendment, outside of the sEEG exclusivity maintenance obligation, were met by September 30, 2022. The remaining performance obligation in deferred revenue as of September 30, 2022 attributed to sEEG exclusivity maintenance was completed in first quarter of fiscal year 2023.

The aggregate transaction price associated with the Development Agreement and Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized revenue in the amount of $1,455,188 and $1,948,872 during the years ended September 30, 2023 and 2022, respectively, in connection with the Development Agreement and Amendment.

A reconciliation of the closing balance of deferred revenue related to the Development Agreement and Amendment is as follows as of September 30, 2023 and 2022:

Deferred Revenue
Balance as of September 30, 2021	$8,622
Zimmer agreement amendment related to sEEG exclusivity maintenance	3,395,438
Revenue recognized	(1,948,872)
Balance as of September 30, 2022	1,455,188
Revenue recognized	(1,455,188)
Balance as of September 30, 2023	$—

Product Revenue

Product revenue is related to its Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the years ended September 30, 2023 and 2022 was $1,952,441 and $171,169, respectively.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $173,430 and $270,612 for the years ended September 30, 2023 and 2022, respectively.

NOTE 8 - Stock-Based Compensation

During the years ended September 30, 2023 and 2022, stock-based expense related to the stock options, restricted stock units and stock awards was included in selling, general and administrative and research and development costs as follows in the accompanying statements of operations:

	2023	2022
Selling, general and administrative	$905,108	$780,818
Research and development	200,349	166,394
Total stock-based compensation expense	$1,105,457	$947,212

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The Company’s 2017 Equity Incentive Plan (“2017 Plan”) provides for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company. Effective October 1, 2021, no shares were available for issuance under the 2016 Equity Incentive Plan.

Inducement Plan

In addition to the Company’s 2017 Plan, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”) on October 4, 2021, pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s board of directors without stockholder approval in accordance with such rule. On November 9, 2023, the Company’s board of directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares for a total of 570,350 shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan.

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2023 and 2022, 129,479 and 1,614,538 shares were added to the 2017 Plan, respectively, as a result of the evergreen provision.

Stock Options

During the years ended September 30, 2023 and 2022, 459,512 and 152,690 stock options were granted to employees, directors and consultants, respectively, with a weighted average grant date fair value of $0.88 and $0.76 per share, respectively. The options granted have vesting periods ranging from being immediate to four years. All options expire ten years from the date of grant. The total expense for the years ended September 30, 2023 and 2022 related to the stock options was $632,315 and $582,329, respectively. The following table summarizes the Company’s stock option plan activity for the years ended September 30, 2023 and 2022 as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2021	1,122,560	$5.89	8.8	$127,339
Granted	152,690	$1.50	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(35,335)	$4.14	—	—
Outstanding at September 30, 2022	1,239,915	$5.40	8.0	$89,295
Granted	469,512	$1.55	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(1,000)	$3.78	—	—
Outstanding at September 30, 2023	1,708,427	$4.34	7.69	$20,064
Vested and expected to vest at September 30, 2023	1,708,427	$4.34	7.69	$20,064
Vested and exercisable at September 30, 2023	1,120,768	$5.08	7.12	$20,064

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2023 and 2022 of $0.89 and $1.69 per share, respectively. As of September 30, 2023 and 2022, 1,682,912 and 1,125,710 outstanding options, respectively, had no intrinsic value.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the years ended September 30:

	2023	2022
Expected stock price volatility	57.4%	53.5%
Expected life of options (years)	5.8	5.6
Expected dividend yield	0%	0%
Risk free interest rate	3.7%	2.3%

During the years ended September 30, 2023 and 2022, 337,753 and 327,615 stock options vested, respectively. No options were exercised during the years ended September 30, 2023 and 2022.

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity is as follows for the years ended September 30, 2023 and 2022:

Number of
Shares
Non-vested at September 30, 2021	11,384
Granted	443,670
Vested	(40,624)
Non-vested at September 30, 2022	414,430
Granted	310,728
Vested	(331,788)
Non-vested at September 30, 2023	393,370

During the years ended September 30, 2023 and 2022, 310,728 and 443,670 RSUs were granted to members of the Company’s board of directors and employees that vest over a period ranging from a one year to three year period, with a grant date fair value of $1.60 and $1.91 per unit, respectively. During the years ended September 30, 2023 and 2022, 331,788 and 40,624 RSUs vested, respectively. The total expense for the years ended September 30, 2023 and 2022 related to the RSU’s was $473,142 and $364,883, respectively. No RSUs were forfeited during the years ended September 30, 2023 and 2022.

General

As of September 30, 2023, 1,137,983 shares were available for future issuance on a combined basis under the 2017 Plan and the Inducement Plan. Unrecognized stock-based compensation was $1,474,119 as of September 30, 2023. The unrecognized share-based expense is expected to be recognized over a weighted average period of 1.8 years.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 9 - Stockholders’ Equity

July 2023 Public Offering

On July 24, 2023, the Company entered into an underwriting agreement with The Benchmark Company, LLC, as underwriter (“Benchmark”), relating to the issuance and sale of 5,250,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $1.00 per share (the “July 2023 Public Offering”). In addition, under the terms of the July 2023 Public Offering, the Company granted Benchmark an option, exercisable for 30 days, to purchase up to an additional 787,500 shares of common stock on the same terms (“the Overallotment Option”). The July 2023 Public Offering closed on July 27, 2023, and the Company completed the sale and issuance of an aggregate of 6,037,500 shares of its common stock, including the exercise in full of the Overallotment Option.

The net proceeds to the Company from the July 2023 Public Offering were approximately $5.2 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to: (i) support the commercial launch of the EVO sEEG electrode with Zimmer Biomet, (ii) support the FDA submission for the OneRF ablation system and (iii) complete the design of a novel drug delivery electrode, among other general corporate purposes.

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds. As of September 30, 2023, 1,439,677 shares of common stock were issued for gross proceeds of $2,552,656 under the ATM, and issuance costs in the amount of $234,725 have been incurred in connection with the ATM. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2,560,000 of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

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

Warrant Activity and Summary

The following table summarizes warrant activity during the years ended September 30, 2023 and 2022:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2021	7,503,808	$5.25-9.00	$6.06	3.23
Issued	350,000	$3.00	$3.00	4.84
Exercised	—	$—	$—	—
Reverse split adjustment correction	(100)	$—	$—	—
Expired	(750,364)	$5.40	$5.40	—
Outstanding and exercisable at September 30, 2022	7,103,344	$3.00-9.00	$5.98	2.68
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(900,918)	$5.61-9.00	$6.38	—
Outstanding at September 30, 2023	6,202,426	$3.00-9.00	$5.92	2.00
Outstanding and exercisable at September 30, 2023	6,202,426	$3.00-900	$5.92	2.00

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The following table summarizes information about warrants outstanding at September 30, 2023:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2023
$3.00	350,000	3.84	350,000
$5.25	4,166,682	2.29	4,166,682
$5.61	220,855	4.75	220,855
$6.00	45,171	0.75	45,171
$7.50	279,727	0.41	279,727
$8.25	62,906	0.75	62,906
$9.00	1,077,085	0.25	1,077,085
Total	6,202,426		6,202,426

NOTE 10 - Concentrations

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system.

NOTE 11 - Income Taxes

The effective tax rate for the Company for the years ended September 30, 2023 and 2022 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the years ended September 30 is as follows:

	2023	2022
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Research credits	(1.7)	(3.0)
Stock-based compensation and other	0.8	0.7
Valuation allowance	29.6	31.0
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30:

	2023	2022
Deferred tax assets:
Federal and state operating loss carryforwards	$11,657,158	$10,164,679
Acquired intangibles	28,352	26,447
Accruals and other	63,301	70,399
Research and development capitalization	1,780,649	—
Research and development credit carryforwards	1,314,487	1,107,559
Stock-based compensation	788,790	688,998
Total deferred tax assets	15,632,737	12,058,082
Deferred tax liabilities:
Fixed assets and other	(204,829)	(140,538)
Total deferred tax liabilities	(204,829)	(140,538)
Valuation allowance	(15,427,908)	(11,917,544)
Net deferred tax assets	$—	$—

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

As of September 30, 2023 and 2022, the Company had gross deferred tax assets of approximately $15,633,000 and $12,058,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues from sales to the level of becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $15,428,000 and $11,918,000 as of September 30, 2023 and 2022, respectively. Net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2023 and 2022, the Company’s federal net operating loss carryforwards were approximately $40,571,000 and $35,408,000, respectively. The Company had federal research credit carryforwards as of September 30, 2023 and 2022 of approximately $1,074,000 and $759,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2023 and 2022, the Company had state net operating loss carryforwards of approximately $40,522,000 and $35,249,000, respectively. The Company had state research credit carryforwards of approximately $598,000 and $441,000 as of September 30, 2023 and 2022, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

In accordance with ASC 740, Income Taxes (“ASC 740”), specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A reconciliation of the beginning and ending amounts of unrecognized tax positions for the years ended September 30 is as follows:

	2023	2022
Unrecognized tax positions, beginning of year	$—	$—
Gross increase, current period tax positions	231,968	—
Unrecognized tax positions, end of year	$231,968	$—

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

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

NOTE 12 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2023.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The amount of contributions made by the Company under the 401K Plan during the years ended September 30, 2023 and 2022 was nil and $30,697, respectively.

NOTE 13 - Subsequent Events

First Amendment to 2021 Inducement Plan

On November 9, 2023, the Company’s board of directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares for a total of 570,350 shares.

At-The-Market Offering

On December 1, 2023, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement with JonesTrading, such that we are offering up to an aggregate of $4.8 million of common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

NeuroOne Medical Technologies Corporation
FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of September 30, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

NeuroOne Medical Technologies Corporation
FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Executive Compensation”, “Proposal No. 1 – Election of Class I Director,” and “Executive Officers,” and “Board and Committee Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Executive Compensation” (excluding the information under the subheading “Pay versus Performance”) and “Proposal No. 1 – Election of Class I Director – Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Board and Committee Information.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

2.1 ***	Agreement and Plan of Merger and Reorganization by and among NeuroOne Medical Technologies Corporation, OSOK Acquisition Company and NeuroOne, Inc. dated as of July 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

2.2	Plan of Conversion of NeuroOne Medical Technologies Corporation dated June 20, 2017 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021)

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

NeuroOne Medical Technologies Corporation
FORM 10-K

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3.1 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.4.1 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4.2 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.5.1 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.6 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.8 +	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.9 +	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 on the Registrant’s Annual Report on Form 10-K filed April 16, 2018)

10.10	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed July 13, 2018)

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed July 13, 2018)

10.12 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

NeuroOne Medical Technologies Corporation
FORM 10-K

10.13	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.15 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.16	Form of Conversion Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on March 6, 2019)

10.15	Form of Paulson Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.17	Form of HRA Placement Agent Warrant (incorporated by reference to Exhibit 4.3 on the Registrant’s Current Report on Form 8-K filed on July 5, 2019)

10.18	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.20	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.21	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.22	Exclusive Development and Distribution Agreement dated as of July 20, 2020 by and between the Company and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on July 22, 2020)

10.22.1	Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated January 6, 2021 (incorporated by reference to Exhibit 10.39 on the Registrant’s Annual Report on Form 10-K filed on December 15, 2021)

10.22.2	Second Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated June 28, 2022 (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.22.3	Third Amendment to Exclusive Development and Distribution Agreement by and between the Company and Zimmer, Inc. dated August 2, 2022 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.23 +	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.24	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

NeuroOne Medical Technologies Corporation
FORM 10-K

10.25	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.26	Underwriting Agreement, dated October 13, 2021, between NeuroOne Medical Technologies Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on October 14, 2021)

10.27	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 on the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022)

10.28	Capital on Demand™ Sales Agreement, dated December 21, 2022 between NeuroOne Medical Technologies Corporation and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Annual Report on Form 10-K filed on December 22, 2022)

10.29	Underwriting Agreement, dated July 24, 2023, between NeuroOne Medical Technologies Corporation and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on July 27, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	NeuroOne Medical Technologies Corporation Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates filed herewith.
**	Indicates furnished herewith.
***	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Agreement and Plan of Merger to the Securities and Exchange Commission upon request.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.
##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan.

(b)	The exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

NeuroOne Medical Technologies Corporation
FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2023	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 15, 2023
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	December 15, 2023
Ronald McClurg	(Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 15, 2023
Paul Buckman

/s/ EDWARD ANDRLE	Member of the Board of Directors	December 15, 2023
Edward Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 15, 2023
Jeffrey Mathiesen