Form 10-Q
period 2023-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2024-02-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

The number of outstanding shares of the registrant’s common stock as of February 9, 2024 was 25,930,926.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of December 31,	As of September 30,
	2023	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,680,985	$5,322,493
Accounts receivable	543,399	—
Inventory	1,608,657	1,726,686
Prepaid expenses and other assets	259,966	263,746
Total current assets	5,093,007	7,312,925
Intangible assets, net	83,998	89,577
Right-of-use assets	140,198	169,059
Property and equipment, net	505,175	525,753
Total assets	$5,822,378	$8,097,314

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$760,000	$685,104
Accrued expenses and other liabilities	623,240	1,107,522
Total current liabilities	1,383,240	1,792,626
Operating lease liability, long term	20,982	55,284
Total liabilities	1,404,222	1,847,910

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,831,090 and 23,928,945 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	24,831	23,929
Additional paid–in capital	70,424,528	68,911,778
Accumulated deficit	(66,031,203)	(62,686,303)
Total stockholders’ equity	4,418,156	6,249,404
Total liabilities and stockholders’ equity	$5,822,378	$8,097,314

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2023	2022

Product revenue	$977,649	$114,579
Cost of product revenue	711,335	126,886
Product gross profit (loss)	266,314	(12,307)

Collaborations revenue	—	1,455,188

Operating expenses:
Selling, general and administrative	2,173,472	1,663,737
Research and development	1,483,317	1,563,496
Total operating expenses	3,656,789	3,227,233
Loss from operations	(3,390,475)	(1,784,352)
Other income	45,575	51,583
Loss before income taxes	(3,344,900)	(1,732,769)
Provision for income taxes	—	—
Net loss	$(3,344,900)	$(1,732,769)
Net loss per share:
Basic and diluted	$(0.14)	$(0.11)
Number of shares used in per share calculations:
Basic and diluted	23,995,610	16,230,997

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	$16,239	$60,715,118	$(52,559,581)	$8,171,776

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to equity financings	868,243	868	1,255,403	—	1,256,271
Issuance costs related to equity financings	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	$24,831	$70,424,528	$(66,031,203)	$4,418,156

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2023	2022

Operating activities
Net loss	$(3,344,900)	$(1,732,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	58,657	35,889
Stock-based compensation	308,638	300,181
Amortization of discounts and premiums on short-term investments	—	(20,765)
Non-cash lease expense	28,861	26,772
Change in assets and liabilities:
Accounts receivable	(543,399)	(62,082)
Inventory	118,029	(199,016)
Prepaid and other assets	3,780	74,948
Accounts payable	79,527	(154,098)
Deferred revenue	—	(1,455,188)
Accrued expenses, operating leases and other liabilities	(518,584)	(306,125)
Net cash used in operating activities	(3,809,391)	(3,492,253)
Investing activities
Purchases of short-term investments	—	(1,473,419)
Maturities of short-term investments	—	1,500,000
Purchase of property and equipment	(37,131)	(11,512)
Net cash (used in) provided by investing activities	(37,131)	15,069
Financing activities
Proceeds from issuance of common stock attributed to equity financings	1,256,271	—
Issuance costs related to equity financings	(37,698)	(15,713)
Share repurchases for the payment of employee taxes	(13,559)	—
Net cash provided by (used in) financing activities	1,205,014	(15,713)
Net decrease in cash	(2,641,508)	(3,492,897)
Cash at beginning of period	5,322,493	8,160,329
Cash at end of period	$2,680,985	$4,667,432
Supplemental non-cash financing and investing transactions:
Unpaid deferred offering and issuance costs attributed to the at-the-market offering program and public offering	$—	$88,074
Modification of right-of-use asset and associated lease liability	$—	$97,536

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

The Company received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for its Evo cortical electrode technology in November 2019 and in October 2022, the Company received 510(k) clearance from the FDA for its Evo® sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. In December 2023, we received 510(k) clearance for our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

The Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K. The condensed balance sheet at September 30, 2023 was derived from the audited financial statements of the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 - Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $66.0 million as of December 31, 2023. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company has adequate liquidity to fund its operations through mid-2024. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original contractual maturity on date of purchase of less than or equal to three months to be classified and presented as cash equivalents on the condensed balance sheets. Cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents may include demand deposit accounts with large financial institutions, institutional money market funds, U.S. Treasury securities, and corporate notes and bonds. The Company monitors the creditworthiness of the financial institutions, institutional money market funds, and corporations in which the Company invests its surplus funds. The Company has experienced no credit losses from its cash and cash equivalent investments.

Short-Term Investments

The Company has periodically invested its excess cash in U.S. Treasury securities and highly rated corporate securities. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. There were no short-term investments outstanding as of December 31, 2023 and September 30, 2023.

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See “Note 7 – Zimmer Development Agreement.”

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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

As of December 31, 2023 and September 30, 2023, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaids and other assets, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three months ended December 31, 2023 and 2022.

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to selling, general and administrative expense over the expected useful life of the acquired technology.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful life for equipment and furniture ranges from three to seven years. Tangible assets acquired for research and development activities and that have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and, when appropriate, changes are made prospectively. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Accounts Receivable and Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for doubtful accounts has been recorded during the periods presented.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses comprise of costs incurred in performing research and development activities , including compensation and benefits for research and development employees (including stock-based compensation), overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

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

Notes to Condensed Financial Statements

(unaudited)

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three months ended December 31:

	2023	2022
Warrants	5,143,293	7,103,344
Stock options	2,814,096	1,313,646
Restricted stock units	355,691	392,500
Unissued vested restricted stock units	—	7,322

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The guidance must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of adoption of this guidance on its financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adoption of this guidance on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The FASB issued the final ASU to delay adoption for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company adopted the guidance on October 1, 2023. The adoption of this ASU did not have a material impact on the Company’s financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 4 – Commitments and Contingencies

WARF License Agreement

The Company has entered into an exclusive start-up company license agreement with the Wisconsin Alumni Research Foundation (“WARF”) for WARF’s neural probe array and thin film micro electrode technology. The Company entered into an Amended and Restated Exclusive Start-up Company License Agreement (the “WARF License”) with WARF on January 21, 2020, which amended and restated in full the prior license agreement between WARF and NeuroOne, LLC, a predecessor of the Company, dated October 1, 2014, as amended on February 22, 2017, March 30, 2019 and September 18, 2019.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended December 31, 2023 and 2022, $37,500 in royalty fees were incurred related to the WARF License during each of these periods and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended December 31, 2023 and 2022, $269 and $690 in royalty fees were incurred related to the Mayo Agreement, respectively, and were reflected as a component of cost of product revenue.

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

During the three months ended December 31, 2023 and 2022, rent expense associated with the facility leases amounted to $43,053 and $42,474, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the three months ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$34,070	$32,928

Right-of -use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$—	$97,536

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2023	As of September 30, 2023

Right-of-use assets	$140,198	$169,059

Lease liabilities	$153,721	$184,400

Weighted average remaining lease term (years)	1.2	1.4
Weighted average discount rate	7.8%	7.8%

Maturity of the lease liabilities was as follows:

Calendar Year	As of December 31, 2023
2024	$139,969
2025	21,227
Total lease payments	161,196
Less imputed interest	(7,475)
Total	153,721
Short-term portion (included in other liabilities)	(132,739)
Long-term portion	$20,982

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

NOTE 5 – Supplemental Balance Sheet Information

Prepaid and other assets

Prepaid and other assets consisted of the following:

	As of December 31, 2023	As of September 30, 2023
Prepaids	$238,645	$263,746
Other	21,321	—
Total	$259,966	$263,746

Inventory

Inventory consisted of the following:

	As of December 31, 2023	As of September 30, 2023
Component inventory	$1,043,906	$1,202,778
Work-in-process	384,659	343,597
Finished goods	180,092	180,311
Total	$1,608,657	$1,726,686

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2023	12-13 years	$89,577
Less: amortization		(5,579)
Net Intangibles, December 31, 2023		$83,998

Amortization expense was $5,579 for each of the three months ended December 31, 2023 and 2022.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2023	As of September 30, 2023
Equipment and furniture	$893,237	$860,737
Total property and equipment	893,237	860,737
Less accumulated depreciation	(388,062)	(334,984)
Property and equipment, net	$505,175	$525,753

Depreciation expense was $53,078 and $30,310 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of December 31, 2023	As of September 30, 2023
Accrued payroll	$340,490	$874,382
Operating lease liability, short term	132,739	129,116
Royalty payments	140,011	104,024
Other	10,000	—
Total	$623,240	$1,107,522

NOTE 7 – Zimmer Development Agreement

On July 20, 2020, the Company entered into an exclusive development and distribution agreement (the “Zimmer Development Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. The parties have agreed to collaborate with respect to development activities under the Zimmer Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

On August 2, 2022, the Company entered into a Third Amendment to Exclusive Development and Distribution Agreement (the “Zimmer Amendment”) with Zimmer. Pursuant to the terms and conditions of the Zimmer Amendment, Zimmer made a $3.5 million payment to the Company. In consideration of the mutual covenants and agreements contained in the Zimmer Development Agreement, the fee and milestone payment provisions in the Zimmer Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG Exclusivity Maintenance Fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG Products set forth in the Zimmer Development Agreement even though the satisfaction was after the deadlines originally identified.

In addition, in connection with the Zimmer Amendment, the Company issued Zimmer a warrant to purchase common stock (the “2022 Zimmer Warrant”). The 2022 Zimmer Warrant is exercisable for up to an aggregate of 350,000 shares of the Company’s common stock. The 2022 Zimmer Warrant has an exercise price of $3.00 per share, is exercisable commencing six months from the issuance date, and will expire on August 2, 2027. The fair value of the 2022 Zimmer Warrant of $0.1 million was based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 2.9%; expected volatility of 53.5%; expected life of 5 years; expected dividend yield of 0%; and the underlying fair market of the common stock. The 2022 Zimmer Warrant was classified in stockholders’ equity as the number of shares were fixed and determinable, no cash settlement was required and no other provisions precluded equity treatment.

The Zimmer Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale (the “Term”), unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Strip/Grid Distribution License and sEEG Distribution License as defined in the Zimmer Development Agreement shall be exclusive from the effective date of the Zimmer Amendment until the end of the term of the Zimmer Amendment.

The Zimmer Development Agreement and Zimmer Amendment were accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified five performance obligations under the Zimmer Development Agreement and Zimmer Amendment: (1) the Company’s obligation to grant Zimmer access to its intellectual property; (2) completion sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) completion of sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Development Agreement and Zimmer Amendment, outside of the sEEG exclusivity maintenance obligation, were met by September 30, 2022. The remaining performance obligation in deferred revenue as of September 30, 2022 attributed to sEEG exclusivity maintenance was completed in first quarter of fiscal year 2023.

The aggregate transaction price associated with the Zimmer Development Agreement and Zimmer Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Zimmer Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized collaborations revenue in the amount of $1,455,188 during the three months ended December 31, 2022 in connection with the Zimmer Development Agreement and Zimmer Amendment. Given the achievement of the milestones under the Zimmer Development Agreement and Zimmer Amendment by December 31, 2022, no collaborations revenue was recognized during the three months ended December 31, 2023.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Zimmer Amendment is as follows during the three months ended as of December 31, 2023 and 2022:

	2023	2022
Deferred Revenue
Balance as of beginning of period – September 30	$—	$1,455,188
Revenue recognized	—	(1,455,188)
Balance as of end of period – December 31	$—	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Product Revenue

Product revenue recognized during the three months ended December 31, 2023 and 2022 was $977,649 and $114,579, respectively, related to the Company’s Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $49,272 and $53,026 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 8 – Stock-Based Compensation

During the three-month periods ended December 31, 2023 and 2022, stock-based compensation expense was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2023	2022
Selling, general and administrative	$243,198	$255,465
Research and development	65,440	44,716
Total stock-based compensation expense	$308,638	$300,181

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

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2024, 1,051,556 shares were added to the 2017 Plan as a result of the evergreen provision. See Note 12 – Subsequent Events.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Stock Options

During the three months ended December 31, 2023 and 2022, under the 2017 Plan and the Inducement Plan, the Company granted 1,160,669 and 73,731 stock options, respectively, to its employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition. The weighted-average grant date fair value of the grants issued during the three months ended December 31, 2023 and 2022 was $1.08 and $0.66 per share, respectively. The total expense for the three months ended December 31, 2023 and 2022 related to stock options was $187,431 and $181,744, respectively. The total number of stock options outstanding as of December 31, 2023 and September 30, 2023 was 2,814,096 and 1,708,427, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three-month periods ended December 31, 2023 and 2022:

	2023	2022
Expected stock price volatility	112.0%	53.5%
Expected life of options (years)	6.1	5.1
Expected dividend yield	0%	0%
Risk free interest rate	4.7%	4.0%

During the three months ended December 31, 2023 and 2022, 56,616 and 127,446 stock options vested, and 55,000 and zero stock options were forfeited during these periods, respectively.

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2023 and 2022. 37,679 and 21,930 previously granted RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2023 and 2022 related to these RSUs was $121,207 and $118,437, respectively. No RSUs were forfeited during the three months ended December 31, 2023 and 2022.

General

As of December 31, 2023, 182,314 shares were available in the aggregate for future issuance under the 2017 Equity Incentive Plan and Inducement Plan. Unrecognized stock-based compensation was $2,372,540 as of December 31, 2023. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE 9 – Concentrations

Revenue

One customer accounts for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system.

NOTE 10 – Income Taxes

The effective tax rate for the three months ended December 31, 2023 and 2022 was zero percent. As a result of the analysis of all available evidence as of December 31, 2023 and September 30, 2023, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2023 and 2022. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 11 – Stockholders’ Equity

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) that created an at-the-market offering program (“ATM”) under which the Company may offer and sell common stock having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $2.6 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $4.8 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, the Company further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company is offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. See Note 12 – Subsequent Events.

During the three months ended December 31, 2023, 868,243 shares of common stock were issued under the ATM for an aggregate offering price of $1,256,271. The total aggregate offering price and common stock issued since inception of the ATM though December 31, 2023 was $3,808,927 and 2,307,920 shares, respectively. Issuance costs incurred under the ATM during the three months ended December 31, 2023 were $37,698.

During the three months ended December 31, 2022, deferred issuance costs in the amount of $103,787 were incurred in connection with the ATM, but no shares of common stock were issued under the ATM during that period.

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2023	6,202,426	$3.00-900	$5.92	2.00
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(1,059,133)	$9.00	$—	—
Outstanding and exercisable at December 31, 2023	5,143,293	$3.00-9.00	$5.29	2.11

The following table summarizes information about warrants outstanding at December 31, 2023:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable
$3.00	350,000	3.59	350,000
$5.25	4,166,682	2.04	4,166,682
$5.61	220,855	4.50	220,855
$6.00	45,171	0.50	45,171
$7.50	279,727	0.16	279,727
$8.25	62,906	0.50	62,906
$9.00	17,952	0.50	17,952
Total	5,143,293		5,143,293

NOTE 12 – Subsequent Events

2017 Plan Evergreen Provision

Effective January 1, 2024, 1,051,556 shares were added to the 2017 Plan as a result of the evergreen provision. See Note 8 – Stock-Based Compensation.

At-The-Market Offering

On January 5, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement with JonesTrading, such that we are offering up to an aggregate of $9.3 million of common stock for sale under the Sales Agreement, including the shares of common stock previously sold. As a of result of the higher issuance threshold under the Sales Agreement, the Company sold an additional 1,080,314 shares of common stock for net proceeds in the amount of $1.5 million during January 2024.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2023.

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, and our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes; and

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

NeuroOne Medical Technologies Corporation
Form 10-Q

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

We have incurred losses since inception. As of December 31, 2023, we had an accumulated deficit of $66.0 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

sEEG Commercial Launch

In May 2023, we announced the commercial launch of the Evo® sEEG electrode product line in the United States with exclusive distribution partner Zimmer Biomet. The Company has ramped up production to support the expanding commercial launch.

The first clinical case using the Evo® sEEG electrode in robotic neurosurgery was performed by Dr. William Bingaman at the Cleveland Clinic. The procedure was the first to utilize NeuroOne’s Evo sEEG electrode with Zimmer Biomet’s ROSA One® Brain, a robotic platform that assists surgeons in planning and performing complex yet minimally invasive neurosurgical procedures.

OneRF Ablation

We submitted a 510(k) application to the FDA for the OneRF ablation system in June 2023, submitted responses to FDA comments on November 6, 2023, and received 510(k) clearance on December 6, 2023. The Company is building inventory to support the commercial launch of the OneRF ablation system, which is expected in the second calendar quarter of 2024.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Strip/Grid Products, sEEG Products and electrode cable assembly products (“Electrode Cable Assembly Products”) based on Evo cortical electrode technology. We anticipate that we will generate additional revenue from the sale of products based on Evo cortical electrode technology and our OneRF ablation system.

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

Collaborations Revenue

On July 20, 2020, we entered into an exclusive development and distribution agreement (the “Zimmer Development Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the Strip/Grid Products and electrode cable assembly products (the “Electrode Cable Assembly Products”). Additionally, we granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company . The parties agreed to collaborate with respect to development activities under the Zimmer Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Pursuant to the Zimmer Development Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020. In addition, on August 2, 2022, we entered into a Third Amendment to the Zimmer Development Agreement (the “Zimmer Amendment”) with Zimmer. Pursuant to the terms and conditions of the Zimmer Amendment, Zimmer made a $3.5 million payment to us in August 2022. In consideration of the mutual covenants and agreements contained in the Zimmer Development Agreement, certain fee and milestone payment provisions in the Zimmer Development Agreement were replaced with the following below:

●	$1.5 million for the sEEG exclusivity maintenance fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG Products set forth in the Zimmer Development Agreement, even though the satisfaction was after the deadlines originally identified.

In addition, in connection with the Zimmer Amendment, we issued to Zimmer a warrant to purchase common stock (the “2022 Zimmer Warrant”). The 2022 Zimmer Warrant is exercisable for up to an aggregate of 350,000 shares of our Common Stock. The 2022 Zimmer Warrant has an exercise price of $3.00 per share, is exercisable commencing six months from the issuance date, and will expire on August 2, 2027.

The Zimmer Development Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale (the “Zimmer Term”), unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Development Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Development Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Development Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Zimmer Development Agreement shall be exclusive from the effective date of the Zimmer Amendment until the end of the Zimmer Term.

All payments attributed to the Initial Exclusivity Fee, the sEEG exclusivity maintenance fee and sEEG design milestone payment are non-refundable.

The Zimmer Development Agreement and Zimmer Amendment were accounted for under the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with the provisions under ASC 606, we identified five performance obligations under the Zimmer Development Agreement and Zimmer Amendment: (1) our obligation to grant Zimmer access to our intellectual property; (2) completion of sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Development Agreement and Zimmer Amendment were met as of December 31, 2022.

NeuroOne Medical Technologies Corporation
Form 10-Q

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the three months ended December 31, 2022 related to the completion of the sEEG exclusivity maintenance milestone. There was no collaboration revenue during the three months ended December 31, 2023.

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

We expect our research and development expenses to increase over the next several years as we develop additional applications for our electrode technology and conduct preclinical testing and clinical trials

Other Income, net

Other income, net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

NeuroOne Medical Technologies Corporation
Form 10-Q

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

The following table sets forth the results of operations for the three months ended December 31, 2023 and 2022, respectively.

	For the three months ended December 31, (unaudited)
	2023	2022	Period to Period Change

Product revenue	$977,649	$114,579	$863,070
Cost of product revenue	711,335	126,886	584,449
Product gross profit (loss)	266,314	(12,307)	278,621

Collaborations revenue	—	1,455,188	(1,455,188)

Operating expenses:
Selling, general and administrative	2,173,472	1,663,737	509,735
Research and development	1,483,317	1,563,496	(80,179)
Total operating expenses	3,656,789	3,227,233	429,556
Loss from operations	(3,390,475)	(1,784,352)	(1,606,123)
Other income	45,575	51,583	(6,008)
Loss before income taxes	(3,344,900)	(1,732,769)	(1,612,131)
Provision for income taxes	—	—	—
Net loss	$(3,344,900)	$(1,732,769)	$(1,612,131)

Product Revenue and Product Gross Profit (Loss)

Product revenue was approximately $1.0 million and $0.1 million during the three months ended December 31, 2023 and 2022, respectively. Product gross profit (loss) was approximately $0.3 million with a gross margin of 27.2% during the three months ended December 31, 2023 as compared to a gross loss of $(12,000) during the three months ended December 31, 2022. The product revenue consists of the sale of our strip/grid, depth electrode and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and depth electrode products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 in connection with our license agreements during each of the three months ended December 31, 2023 and 2022, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million for the three months ended December 31, 2022. Revenue during the period was derived from the Zimmer Development Agreement and Zimmer Amendment and represented the portion of the milestone earned upon the completion of the sEEG maintenance fee obligation. No collaborations revenue was derived from the Zimmer Development Agreement and Zimmer Amendment during the three months ended in the current quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.2 million for the three months ended December 31, 2023, compared to $1.7 million for the three months ended December 31, 2022. The $0.5 million increase was primarily due to an increase in payroll related expenses of $0.2 million, legal costs of $0.2 million and public company costs of $0.2 million, offset in part by decreases in other operating costs of $0.1 million. Selling, general and administrative expenses included stock-based compensation of $243,000 and $255,000 during the three months ended December 31, 2023 and 2022, respectively.

NeuroOne Medical Technologies Corporation
Form 10-Q

Research and development expenses

Research and development expenses were $1.5 million for the three months ended December 31, 2023, compared to $1.6 million during for the three months ended December 31, 2022. The $0.1 million decrease period over period was attributed largely to the timing of development of activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of depth electrode products and to a lesser extent strip/grid products, offset in part by an increase in quality control activities. Research and development expenses included stock-based compensation of $65,000 and $45,000 during the three months ended December 31, 2023 and 2022, respectively.

Other Income

Other income during the three months ended December 31, 2023 consisted of interest income in the amount of $46,000 attributed to our cash and cash equivalents.

Other income during the three months ended December 31, 2022 consisted of interest income in the amount of $52,000 attributed to our cash, cash equivalents and short term investments.

Liquidity and Capital Resources

Overview

As of December 31, 2023, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $2.7 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”). Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold.

Through December 31, 2023, we have issued 2,307,920 shares of common stock under the ATM for gross proceeds in the amount of $3.8 million. We incurred issuance costs in connection with the ATM in the amount of $0.3 million through December 31, 2023. During January 2024, we issued an additional 1,080,314 shares of common stock for net proceeds in the amount of $1.5 million in connection with the Sales Agreement.

NeuroOne Medical Technologies Corporation
Form 10-Q

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

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2023 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

On January 21, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014. Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

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

At December 31, 2023, we had cash and cash equivalents in the aggregate of approximately $2.7 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(3,809,391)	$(3,492,253)
Net cash (used in) provided by investing activities	(37,131)	15,069
Net cash provided by (used in) financing activities	1,205,014	(15,713)
Net decrease in cash	$(2,641,508)	$(3,492,897)

NeuroOne Medical Technologies Corporation
Form 10-Q

Net cash used in operating activities

Net cash used in operating activities was $3.8 million for the three months ended December 31, 2023, which consisted of a net loss of $3.3 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and non-cash lease expense, totaling approximately $0.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of $0.9 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in accounts receivable connection with the Zimmer Development Agreement and to a decrease in accrued expenses, offset in part by decreases in prepaid expenses and inventory on hand attributed to the timing of payments and purchases.

Net cash used in operating activities was $3.5 million for the three months ended December 31, 2022, which consisted of a net loss of $1.7 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, short-term investment discount and premium amortization, and non-cash lease expense, totaling approximately $0.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of $2.1 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement and Zimmer Amendment, and to a lesser extent, due to an increase in inventory purchases and accounts receivable and a net decrease in the aggregate of account payable, accrued expenses, prepaid expense attributed to the timing of payments.

Net cash (used in) provided by investing activities

Net cash used by investing activities for the three month ended December 31, 2023 was $37,000 and consisted of outlays for purchases of property and equipment.

Net cash provided by investing activities for the three month ended December 31, 2022 was $15,000 and consisted of maturities of short-term investments in the amount of $1.5 million, offset by purchases of short term investments, consisting of treasury and corporate notes, and by outlays for purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $1.2 million for the three months ended December 31, 2023, which consisted of net proceeds in connection with the ATM, offset in a small part by common stock repurchases for the payment of withholding taxes.

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

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 10 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 11 – Income Taxes” in Part II, Item 8 “Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. Our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.5 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

10.1	Employment Offer Letter, dated as of November 10, 2023, by and between Christopher Volker and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023).

10.2	First Amendment to 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2024

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)