Form 10-Q
period 2024-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2024-05-14
CIK 1500198

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of May 10, 2024 was 27,515,921.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of March 31,	As of September 30,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,434,655	$5,322,493
Accounts receivable	555,639	—
Inventory	1,311,673	1,726,686
Prepaid expenses	407,777	263,746
Total current assets	4,709,744	7,312,925
Intangible assets, net	78,419	89,577
Right-of-use assets	110,724	169,059
Property and equipment, net	496,015	525,753
Total assets	$5,394,902	$8,097,314

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780,839	$685,104
Accrued expenses and other liabilities	759,620	1,107,522
Total current liabilities	1,540,459	1,792,626
Operating lease liability, long term	—	55,284
Total liabilities	1,540,459	1,847,910

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,321,750 and 23,928,945 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively.	26,322	23,929
Additional paid–in capital	72,714,414	68,911,778
Accumulated deficit	(68,886,293)	(62,686,303)
Total stockholders’ equity	3,854,443	6,249,404
Total liabilities and stockholders’ equity	$5,394,902	$8,097,314

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Product revenue	$1,377,294	$466,176	$2,354,943	$580,755
Cost of product revenue	986,875	434,673	1,698,210	561,559
Product gross profit	390,419	31,503	656,733	19,196

Collaborations revenue	—	—	—	1,455,188

Operating expenses:
Selling, general and administrative	2,002,949	1,821,108	4,176,421	3,484,845
Research and development	1,273,568	1,706,314	2,756,885	3,269,810
Total operating expenses	3,276,517	3,527,422	6,933,306	6,754,655
Loss from operations	(2,886,098)	(3,495,919)	(6,276,573)	(5,280,271)
Other income (expense), net	31,008	(26,909)	76,583	24,674
Loss before income taxes	(2,855,090)	(3,522,828)	(6,199,990)	(5,255,597)
Provision for income taxes	—	—	—	—
Net loss	$(2,855,090)	$(3,522,828)	$(6,199,990)	$(5,255,597)

Net loss per share:
Basic and diluted	$(0.11)	$(0.21)	$(0.25)	$(0.32)
Number of shares used in per share calculations:
Basic and diluted	25,910,478	16,414,795	24,947,813	16,321,891

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	16,239	60,715,118	(52,559,581)	8,171,776

Issuance of common stock in connection with at-the-market offering program	516,484	516	927,741	—	928,257
Issuance costs in connection with the at-the-market offering program	—	—	(183,359)	—	(183,359)
Stock-based compensation	—	—	237,628	—	237,628
Share repurchases for the payment of employee taxes	(67,109)	(67)	(98,583)	—	(98,650)
Issuance of common stock upon vesting of restricted stock units	199,899	200	(200)	—	—
Net loss	—	—	—	(3,522,828)	(3,522,828)
Balance at March 31, 2023	16,887,738	$16,888	$61,598,345	$(56,082,409)	$5,532,824

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to equity financings	868,243	868	1,255,403	—	1,256,271
Issuance costs related to equity financings	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	24,831	70,424,528	(66,031,203)	4,418,156

Issuance of common stock attributed to equity financings	1,461,353	1,461	2,092,735	—	2,094,196
Issuance costs related to equity financings	—	—	(148,382)	—	(148,382)
Stock-based compensation	—	—	356,858	—	356,858
Issuance of common stock upon vesting of restricted stock units	37,689	38	(38)	—	—
Share repurchases for the payment of employee taxes	(8,382)	(8)	(11,287)	—	(11,295)
Net loss	—	—	—	(2,855,090)	(2,855,090)
Balance at March 31, 2024	26,321,750	$26,322	$72,714,414	$(68,886,293)	$3,854,443

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(6,199,990)	$(5,255,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	119,557	79,799
Stock-based compensation	665,496	537,809
Amortization of discounts and premiums on short-term investments	—	(41,003)
Non-cash lease expense	58,335	53,886
Change in assets and liabilities:
Accounts receivable	(555,639)	(180,715)
Inventory	415,013	(469,769)
Prepaid expenses	(144,031)	(74,054)
Accounts payable	76,899	(24,862)
Accrued expenses, deferred revenue, operating leases and other liabilities	(420,194)	(1,669,283)
Net cash used in operating activities	(5,984,554)	(7,043,789)
Investing activities
Purchases of short-term investments	—	(1,473,419)
Maturities of short-term investments	—	3,500,000
Purchase of property and equipment	(68,491)	(187,206)
Net cash (used in) provided by investing activities	(68,491)	1,839,375
Financing activities
Proceeds from issuance of common stock attributed to equity financings	3,350,467	928,257
Issuance costs related equity financings	(160,406)	(183,359)
Share repurchases for the payment of employee taxes	(24,854)	(98,650)
Net cash provided by financing activities	3,165,207	646,248
Net decrease in cash and cash equivalents	(2,887,838)	(4,558,166)
Cash and cash equivalents at beginning of period	5,322,493	8,160,329
Cash and cash equivalents at end of period	$2,434,655	$3,602,163

Supplemental non-cash financing and investing transactions:
Unpaid issuance costs in accounts payable and accrued expenses	$25,674	$—
Modification of right-of-use asset and associated lease liability	$—	$97,536
Purchased property and equipment in accounts payable	$14,800	$50,646

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K. The condensed balance sheet at September 30, 2023 was derived from the audited financial statements of the Company.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $68.9 million as of March 31, 2024. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company has adequate liquidity to fund its operations through July 2024. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Short-Term Investments

The Company has periodically invested its excess cash in U.S. Treasury securities and highly rated corporate securities. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. There were no short-term investments outstanding as of March 31, 2024 and September 30, 2023.

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

As of March 31, 2024 and September 30, 2023, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2024 and 2023.

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

Accounts Receivable and Allowances for Credit Losses

The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. In estimating the allowance for credit losses, the Company considers, among other factors, the estimate of credit losses over the remaining expected life of the asset, primarily using historical experience and current economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of Strip/Grid Products, sEEG and electrode cable assembly component, work-in-process and finished good product. The Strip/Grid Products and sEEG Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers. No inventory valuation allowance was required during the periods presented.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses comprise of costs incurred in performing research and development activities, including compensation and benefits for research and development employees (including stock-based compensation), overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $15,781 and $65,053 for the three and six months ended March 31, 2024, respectively. Total advertising expense amounted to $53,613 and $106,639 for the three and six months ended March 31, 2023, respectively.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six months ended March 31, 2024 and 2023.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2024 and 2023:

	2024	2023
Warrants	4,863,566	6,832,865
Stock options	2,879,096	1,370,427
Restricted stock units	1,329,881	234,348

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact of adoption of this guidance on its financial statements.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The FASB issued the final ASU to delay adoption for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company adopted the guidance on October 1, 2023. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

During the three months ended March 31, 2024 and 2023, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the six months ended March 31, 2024 and 2023, $75,000 in royalty fees were incurred during each of these periods related to the WARF License, respectively. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.  During the three months ended March 31, 2024 and 2023, $4,146 and zero in royalty fees were incurred related to the Mayo Agreement, respectively. During the six months ended March 31, 2024 and 2023, $4,415 and $690 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Facility Leases

During the three and six months ended March 31, 2024, rent expense associated with the facility leases amounted to $43,052 and $86,105, respectively. During the three and six months ended March 31, 2023, rent expense associated with the facility leases amounted to $43,053 and $85,527, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the Six Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$68,673	$66,493
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$97,536

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2024	As of September 30, 2023

Right-of-use assets	$110,724	$169,059

Lease liabilities	$121,896	$184,400

Weighted average remaining lease term (years)	0.9	1.4
Weighted average discount rate	7.7%	7.8%

Maturity of the lease liabilities was as follows:

Calendar Year	As of March 31, 2024
2024	$105,365
2025	21,227
Total lease payments	126,592
Less imputed interest	(4,696)
Total	121,896
Short-term portion (included in other liabilities)	(121,896)
Long-term portion	$—

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of March 31, 2024	As of September 30, 2023
Component inventory	$850,271	$1,202,778
Work-in-process	461,402	343,597
Finished goods	—	180,311
Total	$1,311,673	$1,726,686

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2023	12-13 years	$89,577
Less: amortization		(11,158)
Net Intangibles, March 31, 2024		$78,419

Amortization expense was $5,579 and $11,158 for the three and six months ended March 31, 2024, respectively, and $5,579 and $11,158 for the three and six months ended March 31, 2023, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2024	As of September 30, 2023
Equipment and furniture	$939,398	$860,737
Total property and equipment	939,398	860,737
Less accumulated depreciation	(443,383)	(334,984)
Property and equipment, net	$496,015	$525,753

Depreciation expense was $55,321 and $108,399 for the three months and six months ended March 31, 2024, respectively, and $38,331 and $68,641 for the three and six months ended March 31, 2023, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2024 and September 30, 2023:

	As of March 31, 2024	As of September 30, 2023
Accrued payroll	$579,071	$874,382
Operating lease liability, short term	121,896	129,116
Royalty payments	41,646	104,024
Other	17,007	—
Total	$759,620	$1,107,522

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

The aggregate transaction price associated with the Zimmer Development Agreement and Zimmer Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Zimmer Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized collaborations revenue in the amount of $1,455,188 during the six months ended March 31, 2023 in connection with the Zimmer Development Agreement and Zimmer Amendment. Given the achievement of the milestones under the Zimmer Development Agreement and Zimmer Amendment by December 31, 2022, no collaborations revenue was recognized during the six months ended March 31, 2024.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Zimmer Amendment is as follows during the six months ended as of March 31, 2024 and 2023:

	2024	2023
Deferred Revenue
Balance as of beginning of period – September 30	$—	$1,455,188
Revenue recognized	—	(1,455,188)
Balance as of end of period – March 31	$—	$—

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products. Product revenue recognized during the three and six months ended March 31, 2024 was $1,377,294 and $2,354,943, respectively. Product revenue recognized during the three and six months ended March 31, 2023 was $466,176 and $580,755, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 8 – Stock-Based Compensation

During the three and six months ended March 31, 2024 and 2023, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Selling, general and administrative	$280,516	$199,467	$523,714	$454,932
Research and development	76,342	38,161	141,782	82,877
Total stock-based compensation expense	$356,858	$237,628	$665,496	$537,809

Inducement Plan

In addition to the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”) on October 4, 2021, pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares for a total of 570,350 shares of common stock that may be issued.

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

Stock Options

During the three months ended March 31, 2024 and 2023, under the 2017 Plan, the Company granted 65,000 and 56,781 stock options, respectively, to its board of directors, officers and employees. During the six months ended March 31, 2024 and 2023, the Company granted 1,225,669 and 130,512 stock options, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended March 31, 2024 and 2023 was $0.91 and $0.88 per share, respectively. The grant date fair value of the grants issued during the six months ended March 31, 2024 and 2023 was $1.08 and $0.75 per share, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The total expense for the three months ended March 31, 2024 and 2023 related to stock options was $214,188 and $142,003, respectively. The total expense for the six months ended March 31, 2024 and 2023 related to stock options was $401,619 and $323,747, respectively. The total number of stock options outstanding as of March 31, 2024 and September 30, 2023 was 2,879,096 and 1,708,427, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Expected stock price volatility	111.7%	58.1%	111.9%	55.5%
Expected life of options (years)	6.0	5.3	6.1	5.2
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	4.3%	3.7%	4.6%	3.9%

During the three months ended March 31, 2024 and 2023, 48,295 and 84,778 stock options vested, respectively, and zero stock options were forfeited. During the six months ended March 31, 2024 and 2023, 104,911 and 212,224 stock options vested, respectively, and 55,000 and zero stock options were forfeited during these periods, respectively. During the three and six months ended March 31, 2024 and 2023, no options were exercised.

Restricted Stock Units

During the three and six months ended March 31, 2024, the Company granted an aggregate of 1,006,725 restricted stock units (“RSUs”) to its employees and consultants under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2024 was $1.03 per unit. The RSUs granted vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates.

During the three and six months ended March 31, 2023, the Company granted an aggregate of 61,728 RSUs to its board of directors under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2023 was $1.62 per unit. The RSUs vest over a one-year period in equal monthly installments on the last day of each month, subject to the recipient’s continued service on such dates.

During the three months ended March 31, 2024 and 2023, 32,535 and 219,880 RSUs vested, respectively, and no RSUs were forfeited. During the six months ended March 31, 2024 and 2023, 70,214 and 241,810 RSUs vested, respectively, and no RSUs were forfeited. The total expense for the three months ended March 31, 2024 and 2023 related to these RSUs was $142,670 and $95,625, respectively. The total expense for the six months ended March 31, 2024 and 2023 related to these RSUs was $263,877 and $214,062, respectively.

General

As of March 31, 2024, 183,130 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. Unrecognized stock-based compensation was $3.1 million as of March 31, 2024. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.7 years.

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

 NOTE 10 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2024 and 2023 was zero percent. As a result of the analysis of all available evidence as of March 31, 2024 and September 30, 2023, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2024 and 2023. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

During the three and six months ended March 31, 2024, 1,461,353 and 2,329,596 shares of common stock were issued, respectively, under the ATM for an aggregate offering price of $2,094,196 and $3,350,467, respectively. The total aggregate offering price and common stock issued since inception of the ATM though March 31, 2024 was $5,903,123 and 3,769,273 shares, respectively. Issuance costs incurred under the ATM during the three and six months ended March 31, 2024 were $148,382 and $186,080, respectively.

During the three and six months ended March 31, 2023, 516,484 shares of common stock were issued under the ATM for an aggregate offering price of $928,257. Issuance costs incurred during the three and six months ended March 31, 2023 was $183,359. See “Note 12 – Subsequent Events”.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrant Activity and Summary

There were no warrant exercises during the three and six months ended March 31, 2024, and 279,727 and 1,338,860 warrants expired during the three and six months ended March 31, 2024, respectively.

The following table summarizes information about warrants outstanding at March 31, 2024:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2023	6,202,426	$3.00-9.00	$5.92	2.00
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(1,338,860)	$7.50-9.00	$8.69	—
Outstanding and exercisable at March 31, 2024	4,863,566	$3.00-9.00	$5.16	1.97

The following table summarizes information about warrants outstanding at March 31, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable
$3.00	350,000	3.34	350,000
$5.25	4,166,682	1.79	4,166,682
$5.61	220,855	4.25	220,855
$6.00	45,171	0.25	45,171
$8.25	62,906	0.25	62,906
$9.00	17,952	0.25	17,952
Total	4,863,566		4,863,566

NOTE 12 – Subsequent Events

Between April 1 and May 10, 2024, we issued an additional 1,093,135 shares of common stock for net proceeds in the amount of $1,286,844 in connection with the Sales Agreement.

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, our sEEG electrode technology, and our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations and ability to continue as a going concern;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrodes, RF ablation system, and technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode and RF ablation technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes; and

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our cortical strip, electrode and depth electrode and RF ablation technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode and RF ablation technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode and RF ablation technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode and RF ablation technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

NeuroOne has received 510(k) clearance for three of its devices from the FDA, including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. Our other products are still under development.

NeuroOne Medical Technologies Corporation

Form 10-Q

We commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. We sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021, and we commenced commercial sales of our sEEG depth electrode products in late calendar 2022. We initiated a limited commercial launch of our OneRF ablation system in March 2024.

We have incurred losses since inception. As of March 31, 2024, we had an accumulated deficit of $68.9 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Recent Developments

Corporate Updates

OneRF Ablation Limited Commercial Launch

In March 2024, we announced a limited commercial launch of our OneRF ablation system. We do not have a distribution partner for the OneRF ablation system at this time, and are continuing to pursue potential strategic partnerships for this product.

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

In November 2019, we received FDA 510(k) clearance for our cortical electrode for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. In October 2022, we received FDA 510(k) clearance for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain.  In December 2023, we received FDA 510(k) clearance for our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedure.

Product Gross Profit

Product gross profit represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs of producing the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

Collaborations Revenue

On July 20, 2020, we entered into an exclusive development and distribution agreement (the “Zimmer Development Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the Strip/Grid Products and Electrode Cable Assembly Products. Additionally, we granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company. The OneRF ablation system is not covered by the Zimmer Development Agreement. The parties agreed to collaborate with respect to development activities under the Zimmer Development Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Form 10-Q

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

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the six months ended March 31, 2023 related to the completion of the sEEG exclusivity maintenance milestone. There was no collaboration revenue during the six months ended March 31, 2024.

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

We expect our research and development expenses to increase over the next several years as we develop additional applications for our electrode technology and conduct preclinical testing and clinical trials.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of operations for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31, (unaudited)
	2024	2023	Period to Period Change
Product revenue	$1,377,294	$466,176	$911,118
Cost of product revenue	986,875	434,673	552,202
Product gross profit	390,419	31,503	358,916

Operating expenses:
Selling, general and administrative	2,002,949	1,821,108	181,841
Research and development	1,273,568	1,706,314	(432,746)
Total operating expenses	3,276,517	3,527,422	(250,905)
Loss from operations	(2,886,098)	(3,495,919)	609,821
Other income (expense), net	31,008	(26,909)	57,917
Loss before income taxes	(2,855,090)	(3,522,828)	667,738
Provision for income taxes	—	—	—
Net loss	$(2,855,090)	$(3,522,828)	$667,738

Product Revenue and Product Gross Profit

Product revenue and product gross profit was $1.4 million and $0.4 million, respectively, during the three months ended March 31, 2024. Product revenue and product gross profit was $0.5 million and $32,000, respectively, during the three months ended March 31, 2023. The product revenue consists of the sale of our strip/grid, sEEG and electrode cable assembly products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our strip/grid and sEEG products, and outside supplier materials costs in connection with the electrode cable assembly products. In addition, cost of product revenue included royalty fees incurred of approximately $42,000 and $38,000 in connection with our license agreements during the three months ended March 31, 2024 and 2023, respectively.

NeuroOne Medical Technologies Corporation
Form 10-Q

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 and $1.8 million during the three months ended March 31, 2024 and 2023, respectively. The $0.2 million expense increase in the current quarter over the comparable prior year quarter was attributed to higher administrative payroll of $0.2 million and stock-based compensation of $0.1 million, partially offset by lower professional services and marketing expenses of $0.1 million. Selling, general and administrative expenses included $0.3 million and $0.2 million of stock-based compensation during the three months ended March 31, 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses were $1.3 million for the three months ended March 31, 2024, compared to $1.7 million during for the three months ended March 31, 2023. The $0.4 million decrease in the current period over the prior year period was attributed largely to the timing and overall lower OneRF Product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $76,000 and $38,000 of stock-based compensation during the three months ended March 31, 2024 and 2023, respectively.

Other Income (expense), net

Other income during the three months ended March 31, 2024 and 2023 related to interest income on our cash, cash equivalents and short-term investments in the amount of $31,000 and $67,000, respectively.

Other expense during the three months ended March 31, 2023 was attributed to an exploit loss of $94,000. There were no other expenses during the three months ended March 31, 2024.

Comparison of the Six Months Ended March 31, 2024 and 2023

The following table sets forth the results of operations for the six months ended March 31, 2024 and 2023, respectively.

	For the Six Months Ended March 31, (unaudited)
	2024	2023	Period to Period Change
Product revenue	$2,354,943	$580,755	$1,774,188
Cost of product revenue	1,698,210	561,559	1,136,651
Product gross profit	656,733	19,196	637,537

Collaborations revenue	—	1,455,188	(1,455,188)

Operating expenses:
Selling, general and administrative	4,176,421	3,484,845	691,576
Research and development	2,756,885	3,269,810	(512,925)
Total operating expenses	6,933,306	6,754,655	178,651
Loss from operations	(6,276,573)	(5,280,271)	(996,302)
Other income, net	76,583	24,674	51,909
Loss before income taxes	(6,199,990)	(5,255,597)	(944,393)
Provision for income taxes	—	—	—
Net loss	$(6,199,990)	$(5,255,597)	$(944,393)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue and product gross profit was $2.4 million and $0.7 million during the six months ended March 31, 2024, respectively. Product revenue and product gross profit was $0.6 million and $19,000 during the six months ended March 31, 2023, respectively. Product revenue consisted of Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $79,000 and $76,000 in connection with our license agreements during the six months ended March 31, 2024 and 2023, respectively.

Collaborations Revenue

Collaborations revenue was zero and $1.5 million for the six months ended March 31, 2024 and 2023, respectively. Revenue was derived from the Zimmer Development Agreement and represented the portion of the upfront initial development fee payment eligible for revenue recognition during such period. The amount of revenue recognized in the current six months related to the completion of the sEEG maintenance fee obligation as a result of securing FDA approval. For the comparable prior year period, the upfront fee was based on development completed in connection with depth electrode products, and to a lesser extent, the strip/grid products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.2 million for the six months ended March 31, 2024, compared to $3.5 million for the six months ended March 31, 2023. The $0.7 million increase in the current six month period compared to the comparable prior year period was primarily due to higher administrative payroll of $0.3 million, professional fees of $0.3 million, mainly in connection with legal services, and other general operating expenses of $0.1 million on a net basis. Selling, general and administrative expenses included $0.5 million of stock-based compensation during each of the six months ended March 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses were $2.8 million for the six months ended March 31, 2024, compared to $3.3 million for the six months ended March 31, 2023. The $0.5 million decrease period over period was attributed to the timing and an overall reduction in supporting OneRF development activities during the current six month period when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $142,000 and $83,000 of stock-based compensation during the six months ended March 31, 2024 and 2023, respectively,

Other Income, net

Other income, net during the six months ended March 31, 2024 consisted of $77,000 related to interest income attributed to our cash and cash equivalents.

Other income, net during the six months ended March 31, 2023 consisted of $119,000 related primarily to interest income attributed to our cash, cash equivalents and short-term investments, partially offset by an exploit loss of $94,000.

NeuroOne Medical Technologies Corporation

Form 10-Q

Liquidity and Capital Resources

Overview

As of March 31, 2024, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $2.4 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations and our royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”). Our additional material cash needs include commitments under operating leases and other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, establish our own sales, marketing and distribution infrastructure to commercialize our ablation electrode technology, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

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

Through March 31, 2024, we have issued 3,769,273 shares of common stock under the ATM for gross proceeds in the amount of $5.9 million. We incurred issuance costs in connection with the ATM in the amount of $0.4 million through March 31, 2024. Between April 1 and May 10, 2024, we issued an additional 1,093,135 shares of common stock for net proceeds in the amount of $1.3 million in connection with the Sales Agreement.

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

At March 31, 2024, we had cash and cash equivalents in the aggregate of approximately $2.4 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(5,984,554)	$(7,043,789)
Net cash (used in) provided by investing activities	(68,491)	1,839,375
Net cash provided by financing activities	3,165,207	646,248
Net decrease in cash and cash equivalents	$(2,887,838)	$(4,558,166)

Net cash used in operating activities

Net cash used in operating activities was $6.0 million for the six months ended March 31, 2024, which consisted of a net loss of $6.2 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $0.8 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.6 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to both an increase in our accounts receivable and prepaid expense as well as attributed to a net decrease in our accrued expenses and other liabilities. Partially offsetting the net cash used for the period was the reduction in inventory purchases and increase in our account payable attributed to the timing of payments.

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in operating activities was $7.0 million for the six months ended March 31, 2023, which consisted of a net loss of $5.3 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets and to our short-term investments, operating lease expense, totaling approximately $0.6 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $2.4 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Development Agreement, and to a lesser extent, to an increase in inventory purchases, accounts receivable and prepaids, coupled with a decrease in the aggregate of account payable and accrued expenses, attributed to the timing of payments.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $ 68,000 for the six months ended March 31, 2024 and consisted of outlays for purchases of property and equipment.

Net cash provided by investing activities was $1.8 million for the six months ended March 31, 2023 and consisted of maturities of short-term investments in the amount of $3.5 million, offset by purchases of short term investment of $1.5 million, consisting of treasury and corporate notes. The balance of activity during the period consisted of outlays for purchases of property and equipment in the amount $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was $3.2 million for the six months ended March 31, 2024, which consisted of net proceeds from the ATM of $3.2 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $25,000.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

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

Dated: May 14, 2024

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)