Form 10-Q
period 2024-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2024-08-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of August 13, 2024 was 30,811,880.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of June 30,	As of September 30,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,619,977	$5,322,493
Accounts receivable	410,551	—
Inventory	1,793,432	1,726,686
Prepaid expenses	261,477	263,746
Total current assets	4,085,437	7,312,925
Intangible assets, net	72,841	89,577
Right-of-use assets	281,833	169,059
Property and equipment, net	472,486	525,753
Total assets	$4,912,597	$8,097,314

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$759,260	$685,104
Accrued expenses and other liabilities	931,700	1,107,522
Total current liabilities	1,690,960	1,792,626
Operating lease liability, long term	209,910	55,284
Total liabilities	1,900,870	1,847,910

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,846,722 and 23,928,945 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively.	27,847	23,929
Additional paid–in capital	74,637,698	68,911,778
Accumulated deficit	(71,653,818)	(62,686,303)
Total stockholders’ equity	3,011,727	6,249,404
Total liabilities and stockholders’ equity	$4,912,597	$8,097,314

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue	$825,776	$629,906	$3,180,719	$1,210,661
Cost of product revenue	543,904	386,240	2,242,114	947,799
Product gross profit	281,872	243,666	938,605	262,862

Collaborations revenue	—	—	—	1,455,188

Operating expenses:
Selling, general and administrative	1,881,099	1,862,389	6,057,520	5,347,234
Research and development	1,194,674	1,891,512	3,951,559	5,161,322
Total operating expenses	3,075,773	3,753,901	10,009,079	10,508,556
Loss from operations	(2,793,901)	(3,510,235)	(9,070,474)	(8,790,506)
Other income, net	26,376	41,462	102,959	66,136
Loss before income taxes	(2,767,525)	(3,468,773)	(8,967,515)	(8,724,370)
Provision for income taxes	—	—	—	—
Net loss	$(2,767,525)	$(3,468,773)	$(8,967,515)	$(8,724,370)

Net loss per share:
Basic and diluted	$(0.10)	$(0.20)	$(0.35)	$(0.52)
Number of shares used in per share calculations:
Basic and diluted	27,352,660	17,578,871	25,746,503	16,740,546

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Stock-based compensation	—	—	300,181	—	300,181
Issuance of common stock upon vesting of restricted stock units	21,924	22	(22)	—	—
Net loss	—	—	—	(1,732,769)	(1,732,769)
Balance at December 31, 2022	16,238,464	16,239	60,715,118	(52,559,581)	8,171,776

Issuance of common stock attributed to the at-the-market offering	516,484	516	927,741	—	928,257
Issuance costs in connection with the at-the-market offering	—	—	(183,359)	—	(183,359)
Stock-based compensation	—	—	237,628	—	237,628
Share repurchases for the payment of employee taxes	(67,109)	(67)	(98,583)	—	(98,650)
Issuance of common stock upon vesting of restricted stock units	199,899	200	(200)	—	—
Net loss			—	(3,522,828)	(3,522,828)
Balance at March 31, 2023	16,887,738	16,888	61,598,345	(56,082,409)	5,532,824
Issuance of common stock attributed to the at-the-market offering	923,193	923	1,623,476	—	1,624,399
Issuance costs in connection with the at-the-market offering	—	—	(51,366)	—	(51,366)
Stock-based compensation	—	—	296,402	—	296,402
Share repurchases for the payment of employee taxes	(8,385)	(8)	(12,180)	—	(12,188)
Issuance of common stock upon vesting of restricted stock units	59,616	59	(59)	—	—
Net loss	—	—	—	(3,468,773)	(3,468,773)
Balance at June 30, 2023	17,862,162	$17,862	$63,454,618	$(59,551,182)	$3,921,298

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to the at-the-market offering	868,243	868	1,255,403	—	1,256,271
Issuance costs in connection with the at-the market offering	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	24,831	70,424,528	(66,031,203)	4,418,156

Issuance of common stock attributed to the at-the-market offering	1,461,353	1,461	2,092,735	—	2,094,196
Issuance costs related to the at-the market-offering	—	—	(148,382)	—	(148,382)
Stock-based compensation	—	—	356,858	—	356,858
Issuance of common stock upon vesting of restricted stock units	37,689	38	(38)	—	—
Share repurchases for the payment of employee taxes	(8,382)	(8)	(11,287)	—	(11,295)
Net loss	—	—	—	(2,855,090)	(2,855,090)
Balance at March 31, 2024	26,321,750	26,322	72,714,414	(68,886,293)	3,854,443

Issuance of common stock attributed to the at-the-market offering	1,419,317	1,419	1,682,020	—	1,683,439
Issuance costs related to the at-the-market offering	—	—	(50,519)	—	(50,519)
Stock-based compensation	—	—	338,609	—	338,609
Issuance of common stock upon vesting of restricted stock units	146,740	147	(147)	—	—
Share repurchases for the payment of employee taxes	(41,085)	(41)	(46,679)	—	(46,720)
Net loss	—	—	—	(2,767,525)	(2,767,525)
Balance at June 30, 2024	27,846,722	$27,847	$74,637,698	$(71,653,818)	$3,011,727

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(8,967,515)	$(8,724,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	182,664	136,757
Stock-based compensation	1,004,105	834,211
Amortization of discounts and premiums on short-term investments	—	(45,571)
Non-cash lease expense	86,611	81,567
Change in assets and liabilities:
Accounts receivable	(410,551)	33,237
Inventory	(66,746)	(811,989)
Prepaids and other assets	2,269	85,022
Accounts payable	44,787	(62,808)
Accrued expenses, deferred revenue, operating leases and other liabilities	(220,581)	(1,510,104)
Net cash used in operating activities	(8,344,957)	(9,984,048)
Investing activities
Purchases of short-term investments	—	(1,473,419)
Maturities of short-term investments	—	4,500,000
Payments for purchase of property and equipment	(83,292)	(326,497)
Net cash (used in) provided by investing activities	(83,292)	2,700,084
Financing activities
Proceeds from issuance of common stock attributed to the at-the-market offering	5,033,906	2,552,656
Issuance costs related to the at-the-market offering	(236,599)	(234,725)
Share repurchases for the payment of employee taxes	(71,574)	(110,838)
Net cash provided by financing activities	4,725,733	2,207,093
Net decrease in cash and cash equivalents	(3,702,516)	(5,076,871)
Cash and cash equivalents at beginning of period	5,322,493	8,160,329
Cash and cash equivalents at end of period	$1,619,977	$3,083,458

Supplemental non-cash financing and investing transactions:
Modification of right-of-use asset and associated lease liability	$199,385	$97,536
Unpaid deferred issuance costs (offset in prepaids and other assets)	$—	$67,159
Purchased property and equipment in accounts payable	$34,000	$26,798

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is a medical technology company focused on the development and commercialization of thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record brain activity before, during, and after delivery. Additionally, the Company is investigating the potential applications of its technology associated with artificial intelligence.

NeuroOne has received 510(k) clearance for three of its devices from the FDA, including: (i) its Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) its OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. The Company’s other products are still under development.

The Company commenced commercial sales of cEEG strip/grid and electrode cable assembly products beginning in the first quarter of fiscal year 2021. The Company sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021, and commenced commercial sales of its sEEG depth electrode products in late calendar 2022. Lastly, the Company initiated a limited commercial launch of its OneRF ablation system in March 2024.

The Company is based in Eden Prairie, Minnesota.

Global Economic Condition

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $71.7 million as of June 30, 2024. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company has adequate liquidity, including the net proceeds from the August 2024 private placement and August 2024 term loan facility, to fund its operations through July 2025. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financings. As discussed further in Note 12, on August 2, 2024, the Company closed a private placement and received net proceeds of approximately $2.5 million, and entered into a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Short-Term Investments

The Company has periodically invested its excess cash in U.S. Treasury securities and highly rated corporate securities. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. There were no short-term investments outstanding as of June 30, 2024 and September 30, 2023.

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. In addition, the Company has product revenue in connection with its OneRF product offerings (“OneRF Products”) which is not covered by a distribution agreement. See “Note 7 – Zimmer Development Agreement and Other Product Revenue.

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

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. When the Company has consigned inventory at a customer, revenue is recognized at the point in time when the customer issues a purchase order to the Company and when control of the promised goods or services is transferred to the Company's customers. At the inception of each customer contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturer in connection with the Company’s strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products), OneRF Products and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

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

As of June 30, 2024 and September 30, 2023, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities.

There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2024 and 2023.

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products component, work-in-process and finished good product. The Strip/Grid Products, sEEG Products and OneRF Products are produced by a third-party contract manufacturer and the Electrode Cable Assembly Products are obtained from outside suppliers. No inventory valuation allowance was required during the periods presented.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $45,000 and $110,053 for the three and nine months ended June 30, 2024, respectively. Total advertising expense amounted to $49,492 and $156,131 for the three and nine months ended June 30, 2023, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sales of the Company’s products.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended June 30, 2024 and 2023.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2024 and 2023:

	2024	2023
Warrants	4,863,566	6,407,495
Stock options	2,814,096	1,708,906
Restricted stock units	1,167,572	431,049

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

During the three months ended June 30, 2024 and 2023, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the nine months ended June 30, 2024 and 2023, $112,500 in royalty fees were incurred related to the WARF License during each of these periods. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended June 30, 2024 and 2023, zero and $5,727 in royalty fees were incurred related to the Mayo Agreement, respectively. During the nine months ended June 30, 2024 and 2023, $4,415 and $6,417 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

Facility Leases

Headquarters Lease

On May 20, 2024, the Company amended its non-cancellable headquarters lease (the “Lease”) with certain landlords (together, the “Landlord”) pursuant to which the Company leases office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending June 30, 2028, as amended, unless terminated earlier (the “Lease Term”). The base rent for the Premises ranges from $6,410 per month to $7,107 per month by the end of the Lease Term as amended. In addition, as long as the Company is not in default under the Lease, the Company will be entitled to an abatement of its base rent for the first two months of the amended Lease Term beginning in April 2025 and for the last month of the amended Lease Term (June 2028). In addition, the Company pays its pro rata share of the Landlord’s annual operating expenses associated with the Premises.

Los Gatos Lease

On July 1, 2021, the Company entered into a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The facility space under the Los Gatos Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the Los Gatos Lease was $4,241. On November 4, 2022, the Los Gatos Lease was extended for an additional two years to December 31, 2024. The rent under the extended Los Gatos Lease ranges from $4,453 to $4,632 per month beginning on January 1, 2023.

During the three and nine months ended June 30, 2024, rent expense associated with the facility leases amounted to $43,455 and $129,560, respectively. During the three and nine months ended June 30, 2023, rent expense associated with the facility leases amounted to $43,053 and $128,580, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Supplemental cash flow information related to the operating leases was as follows:

	For the Nine Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$103,795	$100,562
Modification of right-of-use asset and associated lease liability:
Operating leases	$199,385	$97,536

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2024	As of September 30, 2023

Right-of-use assets	$281,833	$169,059

Lease liabilities	$290,090	$184,400

Weighted average remaining lease term (years)	3.7	1.4
Weighted average discount rate	7.4%	7.8%

Maturity of the lease liabilities was as follows:

Calendar Year	As of June 30, 2024
2024	$70,243
2025	66,097
2026	78,945
2027	81,708
2028	34,816
Total lease payments	331,809
Less imputed interest	(41,719)
Total	290,090
Short-term portion in accrued expenses and other liabilities	(80,180)
Long-term portion	$209,910

Other Contingencies

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of June 30, 2024	As of September 30, 2023
Component inventory	$835,492	$1,202,778
Work-in-process	254,638	343,597
Finished goods	703,302	180,311
Total	$1,793,432	$1,726,686

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2023	12-13 years	$89,577
Less: amortization		(16,736)
Net Intangibles, June 30, 2024		$72,841

Amortization expense was $5,578 during each of the three months ended June 30, 2024 and 2023 and $16,736 during each of the nine months ended June 30, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2024	As of September 30, 2023
Equipment and furniture	$973,398	$860,737
Total property and equipment	973,398	860,737
Less accumulated depreciation	(500,912)	(334,984)
Property and equipment, net	$472,486	$525,753

Depreciation expense was $57,529 and $165,928 for the three months and nine months ended June 30, 2024, respectively, and $51,380 and $120,021 for the three months and nine months ended June 30, 2023, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at June 30, 2024 and September 30, 2023:

	As of June 30, 2024	As of September 30, 2023
Accrued payroll	$779,284	$874,382
Operating lease liability, short term	80,180	129,116
Royalty payments	72,236	104,024
Total	$931,700	$1,107,522

NOTE 7 – Zimmer Development Agreement and Other Product Revenue

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

The aggregate transaction price associated with the Zimmer Development Agreement and Zimmer Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Zimmer Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized collaborations revenue in the amount of $1,455,188 during the nine months ended June 30, 2023 in connection with the Zimmer Development Agreement and Zimmer Amendment. Given the achievement of the milestones under the Zimmer Development Agreement and Zimmer Amendment by December 31, 2022, no collaborations revenue was recognized during the nine months ended June 30, 2024.

A reconciliation of the closing balance of deferred revenue related to the Zimmer Development Agreement and Zimmer Amendment is as follows during the nine months ended as of June 30, 2024 and 2023:

	2024	2023
Deferred Revenue
Balance as of beginning of period – September 30	$—	$1,455,188
Revenue recognized	—	(1,455,188)
Balance as of end of period – June 30	$—	$—

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products. Product revenue recognized during the three and nine months ended June 30, 2024 was $825,776 and $3,180,719, respectively, inclusive of OneRF Product revenue that amounted to $163,549 during the three and nine months ended June 30, 2024. There was no OneRF Product revenue recognized during the prior year periods presented. The OneRF Products are not covered by the Zimmer Development Agreement. Product revenue recognized during the three and nine months ended June 30, 2023 was $629,906 and $1,210,661, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 8 – Stock-Based Compensation

During the three and nine months ended June 30, 2024 and 2023, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Selling, general and administrative	$270,552	$237,007	$794,266	$691,939
Research and development	68,057	59,395	209,839	142,272
Total stock-based compensation expense	$338,609	$296,402	$1,004,105	$834,211

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

Stock Options

During the three months ended June 30, 2024 and 2023, under the 2017 Plan, the Company granted zero and 339,000 stock options, respectively, to its officers, employees and consultants. During the nine months ended June 30, 2024 and 2023, the Company granted 1,225,669 and 469,512, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over an immediate to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended June 30, 2023 was $0.92 per share. The grant date fair value of the grants issued during the nine months ended June 30, 2024 and 2023 was $1.08 and $0.88 per share, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The total expense for the three months ended June 30, 2024 and 2023 related to stock options was $202,338 and $158,528, respectively. The total expense for the nine months ended June 30, 2024 and 2023 related to stock options was $603,957 and $482,276, respectively. The total number of stock options outstanding as of June 30, 2024 and September 30, 2023 was 2,814,096 and 1,708,427, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Expected stock price volatility	—%	58.1%	111.9%	57.4%
Expected life of options (years)	—	6.1	6.1	5.8
Expected dividend yield	—%	0%	0%	0%
Risk free interest rate	—%	3.6%	4.6%	3.7%

During the three months ended June 30, 2024 and 2023, 127,583 and 69,947 stock options vested, respectively, and 65,000 and 521 stock options were forfeited during these periods, respectively. During the nine months ended June 30, 2024 and 2023, 232,494 and 282,172 stock options vested, respectively, and 120,000 and 521 stock options were forfeited during these periods, respectively. During the three and nine months ended June 30, 2024 and 2023, no options were exercised.

Restricted Stock Units

During the three and nine months ended June 30, 2024, the Company granted an aggregate of zero and 1,006,725 restricted stock units (“RSUs”) to its officers, employees and consultants under the 2017 Plan, respectively. The weighted average grant date fair value of the RSUs granted during the nine months ended June 30, 2024 was $1.03 per unit.  The RSUs granted vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates.

During the three and nine months ended June 30, 2023, the Company granted an aggregate of 249,000 and 310,728 RSUs to its board of directors, officers, employees and consultants under the 2017 Plan, respectively. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2023 was $1.59 and $1.60 per unit, respectively. The RSUs vest over a one to three year period with some of the RSUs vesting ratably on a monthly basis and others vesting at 50 percent on the first anniversary of the grant date with the remaining RSUs vesting in equal quarterly installments on the last day of each quarter over 24 months, subject to the recipient’s continued service on such dates.

During the three months ended June 30, 2024 and 2023, 162,309 and 52,299 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the nine months ended June 30, 2024 and 2023, 232,523 and 294,109 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended June 30, 2024 and 2023 related to these RSUs was $136,271 and $137,874, respectively. The total expense for the nine months ended June 30, 2024 and 2023 related to these RSUs was $400,148 and $351,935, respectively.

General

As of June 30, 2024, 289,215 shares were available in the aggregate for future issuance under the 2017 Plan and Inducement Plan. No shares were available for future issuance under the 2016 Equity Incentive Plan. Unrecognized stock-based compensation was $2,713,998 as of June 30, 2024. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.5 years.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 9 – Concentrations

Revenue

Through March 31, 2024, one customer accounted for all of the Company’s product and collaborations revenue. During the three months ended June 30, 2024, the Company initiated a limited commercial launch of our OneRF ablation system and sold to two additional customers, who accounted for approximately 20% of the Company’s product revenue for the period. The OneRF Products are not covered by a distribution agreement.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system.

NOTE 10 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2024 and 2023 was zero percent. As a result of the analysis of all available evidence as of June 30, 2024 and September 30, 2023, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2024 and 2023. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

During the three and nine months ended June 30, 2024, 1,419,317 and 3,748,913 shares of common stock were issued, respectively, under the ATM for an aggregate offering price of $1,683,439 and $5,033,906, respectively. Issuance costs incurred under the ATM during the three and nine months ended June 30, 2024 were $50,519 and $236,599, respectively.

During the three and nine months ended June 30, 2023, 923,193 and 1,439,677 shares of common stock were issued, respectively, under the ATM for an aggregate offering price of $1,624,399 and $2,552,656 during these periods, respectively. Issuance costs incurred during the three and nine months ended June 30, 2023 was $51,366 and 234,725, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The total aggregate offering price and common stock issued since inception of the ATM though June 30, 2024 was $7,586,562 and 5,188,590 shares, respectively. Cumulative issuance costs incurred under the ATM through June 30, 2024 were $471,323.

Warrant Activity and Summary

There were no warrant exercises and 1,338,860 warrants expired during the nine months ended June 30, 2024, respectively. The following table summarizes information about warrants outstanding at June 30, 2024:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2023	6,202,426	$3.00-9.00	$5.92	2.00
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(1,338,860)	$7.50-9.00	$8.69	—
Outstanding and exercisable at June 30, 2024	4,863,566	$3.00-9.00	$5.16	1.73

The following table summarizes information about warrants outstanding at June 30, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable
$3.00	350,000	3.09	350,000
$5.25	4,166,682	1.54	4,166,682
$5.61	220,855	4.00	220,855
$6.00	45,171	0.00*	45,171
$8.25	62,906	0.00*	62,906
$9.00	17,952	0.00*	17,952
Total	4,863,566		4,863,566

*	Under 0.001

NOTE 12 – Subsequent Events

Private Placement

On August 2, 2024, the Company closed on a private placement of an aggregate of 2,944,446 shares of common stock and warrants to purchase an aggregate of 2,208,338 shares of common stock at a purchase price of $0.90 per unit, consisting of one share and a warrant to purchase 0.75 shares of common stock, resulting in gross proceeds of approximately $2.65 million, excluding the proceeds, if any, that the Company may receive in the future from the exercise of the warrants. The warrants have an initial exercise price of $1.19 per share and are exercisable for a period of three years from the date of issuance. A director of the Company participated in the private placement on the same terms and conditions as all other purchasers, except that the exercise price of such director’s warrant cannot be adjusted below the “Minimum Price” as defined under Nasdaq rules and regulations.

New Debt Facility Agreement

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provides for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company is permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any monetization or change in control, or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. The Loan(s), upon issuance, will be secured by substantially all of the Company’s assets, subject to certain exceptions set forth in the Debt Facility Agreement, and will be subject to covenants.

The Debt Facility matures on February 2, 2026. The outstanding principal amount of any outstanding Loans will bear interest at a rate of 10% per annum, payable monthly in arrears and at the maturity date. As of the closing date of the Debt Facility Agreement, no amounts were drawn by the Company thereunder.

On August 2, 2024, the Company paid a one-time standby facility fee of $150,000 and issued 100,000 warrants to Lender to purchase shares of the Company’s common stock at exercise price of $0.66 per share. The warrants are immediately exercisable and expire on August 2, 2029. Lastly, a cash draw-fee of $50,000 is payable and a warrant draw-fee consisting of the issuance of an additional 50,000 warrants to the Lender is required upon each future funding date under the Debt Facility. The warrants issuable upon each future funding date will have an exercise price of $0.66 per share and will have a five year term.

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, our sEEG electrode technology, and our RF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations and ability to continue as a going concern;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrodes, RF ablation system, and technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode and RF ablation technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes;

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our cortical strip, electrode and depth electrode and RF ablation technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode and RF ablation technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode and RF ablation technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode and RF ablation technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development;

●	our ability to satisfy the continued listing requirements of Nasdaq; and

●	our estimates regarding our future expenses and needs for additional financing.

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

Under the Zimmer Development Agreement, we commenced commercial sales of cEEG strip/grid electrodes and cable assembly products beginning in the first quarter of fiscal year 2021. We sold, on a limited application basis for design verification, sEEG depth electrode products for non-human use beginning in late fiscal year 2021, and we commenced commercial sales of our sEEG depth electrode products in late calendar 2022. We have also initiated a limited commercial launch of our OneRF ablation system in March 2024 without a distribution partner.

NeuroOne Medical Technologies Corporation

Form 10-Q

We have incurred losses since inception. As of June 30, 2024, we had an accumulated deficit of $71.7 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

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

Recent Developments

Corporate Updates

OneRF Ablation Limited Commercial Launch

In March 2024, we announced a limited commercial launch of our OneRF ablation system. We do not have a distribution partner for the OneRF ablation system at this time, and are continuing to pursue a potential strategic partnership for the OneRF Products.

Nasdaq Notice

Since May 28, 2024, the closing price of our common stock has been below $1.00. On July 11, 2024, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event we do not regain compliance with the Rule by January 7, 2025, we may be eligible for additional time. To qualify for additional time, we would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. If we meet these requirements, Nasdaq will inform us that it has been granted an additional 180 calendar days. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to continue actively monitor the closing bid price for our common stock between now and January 7, 2025, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

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

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Strip/Grid Products, sEEG Products and electrode cable assembly products (“Electrode Cable Assembly Products”) based on Evo cortical electrode technology and products based on our OneRF ablation system (“OneRF Products”). We anticipate that we will generate additional revenue from the sale of products based on Evo cortical electrode technology and our OneRF ablation system.

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

Product Gross Profit

Product gross profit represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products, OneRF Products and outside supplier materials costs of producing the Electrode Cable Assembly Products. In addition, cost of product revenue includes royalty fees incurred in connection with our license agreements.

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

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the nine months ended June 30, 2023 related to the completion of the sEEG exclusivity maintenance milestone. There was no collaboration revenue during the nine months ended June 30, 2024.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode, OneRF ablation system and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, further commercialization of our cortical strip and grid technology, ablation system and our depth electrode technology, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our cortical strip, grid electrode, depth electrode and ablation system technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. Lastly, de minimis income from the sale of prototype products and related materials are offset against research and development expenses.

We expect our research and development expenses to increase over the next several years as we develop additional applications for our electrode and ablation system technology and conduct preclinical testing and clinical trials.

Other Income, net

Other income, net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

NeuroOne Medical Technologies Corporation

Form 10-Q

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth the results of operations for the three months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30, (unaudited)
	2024	2023	Period to Period Change
Product revenue	$825,776	$629,906	$195,870
Cost of product revenue	543,904	386,240	157,664
Product gross profit	281,872	243,666	38,206

Operating expenses:
Selling, general and administrative	1,881,099	1,862,389	18,710
Research and development	1,194,674	1,891,512	(696,838)
Total operating expenses	3,075,773	3,753,901	(678,128)
Loss from operations	(2,793,901)	(3,510,235)	716,334
Other income, net	26,376	41,462	(15,086)
Loss before income taxes	(2,767,525)	(3,468,773)	701,248
Provision for income taxes	—	—	—
Net loss	$(2,767,525)	$(3,468,773)	$701,248

Product Revenue and Product Gross Profit

Product revenue was $0.8 million during the three months ended June 30, 2024 with a gross margin and gross profit percentage of $0.3 million and 34.1%, respectively. During the three months ended June 30, 2023, product revenue was $0.6 million with a gross margin and gross profit percentage of $0.2 million and 38.7%, respectively. The decrease in the gross profit percentage in the current period when compared to the corresponding prior year period was primarily due to an increase in material supply costs. Product revenue consisted of the sale of our Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 and $43,000 in connection with our license agreements during the three months ended June 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million during each of the three months ended June 30, 2024 and 2023. The negligible increase in costs during the current three-month period was attributed to higher administrative payroll costs of approximately $0.1 million offset largely by professional service costs which decreased by approximately $0.1 million.

Research and Development Expenses

Research and development expenses were $1.2 million for the three months ended June 30, 2024, compared to $1.9 million during for the three months ended June 30, 2023. The $0.7 million decrease period over period was attributed to the net reduction in development activities associated with our sEEG Products, Strip/Grid Products and OneRF Products given the commercialization of these products. Activity associated with new technology development partially offset the overall net decrease in research and development costs during the current period. Development activities primarily included salary-related expenses and costs related to consulting services, materials and supplies.

NeuroOne Medical Technologies Corporation

Form 10-Q

Other Income, net

Other income during the three months ended June 30, 2024 and 2023 related to interest income on our cash and cash equivalents in the amount of $26,000 and $41,000, respectively.

Comparison of the Nine Months Ended June 30, 2024 and 2023

The following table sets forth the results of operations for the nine months ended June 30, 2024 and 2023, respectively.

	For the Nine Months Ended June 30, (unaudited)
	2024	2023	Period to Period Change
Product revenue	$3,180,719	$1,210,661	$1,970,058
Cost of product revenue	2,242,114	947,799	1,294,315
Product gross profit	938,605	262,862	675,743

Collaborations revenue	—	1,455,188	(1,455,188)

Operating expenses:
Selling, general and administrative	6,057,520	5,347,234	710,286
Research and development	3,951,559	5,161,322	(1,209,763)
Total operating expenses	10,009,079	10,508,556	(499,477)
Loss from operations	(9,070,474)	(8,790,506)	(279,968)
Other income, net	102,959	66,136	36,823
Loss before income taxes	(8,967,515)	(8,724,370)	(243,145)
Provision for income taxes	—	—	—
Net loss	$(8,967,515)	$(8,724,370)	$(243,145)

Product Revenue and Product Gross Profit

Product revenue was $3.2 million during the nine months ended June 30, 2024 with a gross profit and gross profit percentage of $0.9 million and 29.5%, respectively. Product revenue was $1.2 million during the nine months ended June 30, 2023 with a gross margin and gross profit percentage of $0.3 million and 21.7%, respectively. The increase in gross profit percentage during the current period was largely due to the higher sales volume that exceeded fixed royalty period costs and due to slightly lower overall material supply costs. Product revenue consisted of Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $117,000 and $119,000 in connection with our license agreements during the nine months ended June 30, 2024 and 2023, respectively.

Collaborations Revenue

Collaborations revenue was $1.5 million for the nine months ended June 30, 2023. Revenue during the period was derived from the Zimmer Development Agreement in connection with the completion of the sEEG maintenance fee obligation as a result of securing FDA approval. There was no collaborations revenue during the nine months ended June 30, 2024.

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.1 million for the nine months ended June 30, 2024, compared to $5.3 million for the nine months ended June 30, 2023. The $0.7 million increase during the current period was primarily attributed to higher administrative payroll costs of $0.4 million, professional services of $0.2 million and sales and marketing costs of $0.1 million.

Research and Development Expenses

Research and development expenses were $4.0 million for the nine months ended June 30, 2024, compared to $5.2 million for the nine months ended June 30, 2023. The $1.2 million decrease period over period was attributed to the net reduction in development activities associated with our sEEG Products, Strip/Grid Products and OneRF Products given the commercialization of these products. Activity associated with new technology development partially offset the overall net decrease in research and development costs during the current period. Development activities primarily included salary-related expenses and costs related to consulting services, materials and supplies.

Other Income, net

Other income, net during the nine months ended June 30, 2024 of $0.1 million consisted of interest income attributed to our cash and cash equivalents.

Other income, net during the nine months ended June 30, 2023 of $66,000 consisted of $160,000 related primarily to interest income attributed to our cash, cash equivalents and short-term investments, while outstanding, which was partially offset by an exploit loss of $94,000.

Liquidity and Capital Resources

Overview

As of June 30, 2024, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $1.6 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation (“WARF”) and the Mayo Foundation for Medical Education and Research (“Mayo”) as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company. On August 2, 2024, we closed a private placement of shares of common stock and warrants for total gross proceeds of approximately $2.65 million, and entered into a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Through June 30, 2024, we have issued 5,188,590 shares of common stock under the ATM for gross proceeds in the amount of $7.6 million. We incurred issuance costs in connection with the ATM in the amount of $0.5 million through June 30, 2024.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2028.

NeuroOne Medical Technologies Corporation

Form 10-Q

We expect to satisfy our short-term and long-term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

Liquidity Outlook

For a discussion of potential fee payments under the Zimmer Development Agreement, see “Note 7 — Zimmer Development Agreement” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Products are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  We do not have a distribution partner for the OneRF ablation system at this time, and are continuing to pursue a potential strategic partnership for the OneRF Products.

At June 30, 2024, we had cash and cash equivalents in the aggregate of approximately $1.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2023 and 2022, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

The development and commercialization of our cortical strip, grid electrode, depth electrode and ablation system technology is subject to numerous uncertainties, and we could use our cash and cash equivalent resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(8,344,957)	$(9,984,048)
Net cash (used in) provided by investing activities	(83,292)	2,700,084
Net cash provided by financing activities	4,725,733	2,207,093
Net decrease in cash and cash equivalents	$(3,702,516)	$(5,076,871)

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in operating activities

Net cash used in operating activities was $8.3 million for the nine months ended June 30, 2024, which consisted of a net loss of $9.0 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets, operating lease expense, totaling approximately $1.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.6 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to both an increase in our accounts receivable and inventory purchases.

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

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.1 million for the nine months ended June 30, 2024 and consisted of outlays for purchases of property and equipment.

Net cash provided by investing activities was $2.7 million for the nine months ended June 30, 2023 and consisted of maturities of short-term investments in the amount of $4.5 million, offset by purchases of short term investment of $1.5 million, consisting of treasury and corporate notes. The balance of activity during the period consisted of outlays for purchases of property and equipment in the amount $0.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was $4.7 million for the nine months ended June 30, 2024, which consisted of net proceeds from the ATM of $4.8 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report. Our management has concluded that the financial statements included elsewhere in this Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth below and other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Risk Related to our Common Stock

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

On July 11, 2024, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that because the closing bid price of our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event we do not regain compliance with the Rule by January 7, 2025, we may be eligible for additional time. To qualify for additional time, we would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. If we meet these requirements, Nasdaq will inform us that it has been granted an additional 180 calendar days. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to continue actively monitor the closing bid price for our common stock between now and January 7, 2025, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

If our common stock is delisted from Nasdaq, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024).

10.1#	First Amendment to Lease Agreement, dated May 20, 2024, by and between Biynah Cleveland, LLC, BIP Cleveland LLC, Edenvale Investors, LLC and the Company.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2024

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)