Form 10-K
period 2024-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2024-12-17
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 28, 2024 price at which the common equity was last sold was $30.3 million. The number of outstanding shares of the registrant’s common stock as of December 13, 2024 was 30,841,830.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

i

NeuroOne Medical Technologies Corporation

FORM 10-K

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

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our products and technology;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	our ability to access available, additional capital on terms acceptable to us at all or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode including technology under development;

●	our ability to develop additional applications of our products and technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”) and other future partnerships and collaborations;

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our products and technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

ii

NeuroOne Medical Technologies Corporation

FORM 10-K

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

We are a medical technology company focused on (i) diagnostic, ablation and deep brain stimulation technology for brain related conditions such as epilepsy and Parkinson’s disease; (ii) ablation and stimulation for pain management throughout the body; and (iii) drug delivery including diagnostic and stimulation capabilities.

We are developing and commercializing thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record brain activity before, during, and after delivery. Additionally, we are investigating the potential applications of its technology associated with artificial intelligence.

We have received 510(k) clearance for three of our devices from the Food and Drug Administration (“FDA”), including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. We have a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute these three products in the brain. The Company’s other products and indications are still under development.

Products

We are focused on developing thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectroencephalography (“sEEG”) recording. These cortical sheet and depth electrode technologies are crucial for diagnosing neurological disorders such as epilepsy, Parkinson’s disease, dystonia, essential tremors, and other related conditions.

Diagnostic, ablation and deep brain stimulation technology for brain related conditions such as epilepsy and Parkinson’s disease

●	cEEG Recording: This involves a continuous recording of the brain’s electrical activity to identify irregularities. The procedure requires a craniotomy, an invasive surgical method, to access the brain. cEEG is a continuous recording of the electrical activity of the brain that identifies the location of irregular brain activity, which information is required for proper treatment.

●	sEEG Recording: A less invasive technique where electrodes are placed in targeted brain areas by drilling small holes through the skull.

●	Radio Frequency (“RF”) Ablation: This procedure uses radiofrequency to target and destroy brain tissue. The process involves delivering energy to the contacts, thereby heating them, forming scar tissue (instead of tissue removal). Known as brain lesioning, it causes irreversible lesions. We are also developing an ablation system for performing ablations in the face to treat debilitating facial pain attributed to the trigeminal nerve. We intend to submit this system for a 510(k) clearance in the first half of 2025.

●	Deep Brain Stimulation (“DBS”), under development: This therapy under our development involves activating or inhibiting the brain with electrical impulses delivered by electrodes placed on the surface or implanted deeper in the brain via depth electrodes. Introduced in 1987, DBS is used to treat disorders like Parkinson’s disease, essential tremor, dystonia, and chronic pain. Unlike ablative technologies, DBS effects are reversible.

NeuroOne Medical Technologies Corporation

FORM 10-K

Drug delivery including diagnostic and stimulation capabilities

●	Future neurological drugs delivery: We are also researching and developing the capability to use our sEEG electrode technology to deliver drugs or gene therapy while being able to record brain activity before, during, and after delivery. This future device is intended to deliver neurological drugs or gene therapy that are FDA approved or that are currently planned for clinical trials or in development to allow for monitoring, recording and stimulation and drug delivery for less than 30 days. In addition to having the capability of delivering a drug through the center lumen, it will also be able to record brain activity before, during, and after drug delivery. FDA clearance is not required for clinical studies of our future neurological drug delivery technology, but we are pursuing 510(k) clearance with the FDA for use with an approved brain cancer drug.

Ablation and stimulation for pain management throughout the body

●	Spinal Cord Stimulation (“SCS”), under development: This method under our development addresses chronic back pain from failed back surgery syndrome (“FBSS”) by placing electrodes in the spine connected to an implantable pulse generator. FBSS is a debilitating condition that affects patients who have undergone multiple unsuccessful back surgeries, who experience chronic lower back and leg pain, reduced quality of life, and significant functional limitations.

We completed an initial animal implant of novel thin film paddle leads for SCS, intended for treating chronic back pain. Our SCS system utilizes thin-film paddle leads to deliver precise electrical stimulation to the spinal cord, blocking pain signals and providing relief to patients with FBSS. During the second fiscal quarter of 2023, we achieved a significant milestone with the initial animal implant of these novel leads. Additionally, we are developing a percutaneous delivery system for paddle leads, which has shown promising results in bench testing.

Furthermore, we are pursuing the development of “all-in-one solutions”. We intend to expand our product offerings to include less invasive means and all-in-one solutions, thus providing both patients and physicians better options to treat epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders.

We believe that most of our future product development initiatives will involve unique and transformational next generation technology that should drive further appeal of our products with both physicians and patients.

Our Market Opportunity

Epilepsy Market

We expect to initially target the diagnosis and treatment of epilepsy. Epilepsy can be caused by a variety of conditions that affect a person’s brain, some of which are: stroke, brain tumor, traumatic brain injury and central nervous system infections. According to the Centers for Disease Control and Prevention (the “CDC”) and Citizens United for Research in Epilepsy (“CURE”), there are approximately 3,000,000 patients annually suffering with epilepsy in the United States, with an additional 200,000 diagnosed every year. The CDC and CURE also estimate that epilepsy costs the United States $15.5 billion per year. Approximately 30-40% of these patients are not receptive to pharmaceutical treatment and therefore are appropriate for surgical treatment of this disorder. In addition to poor quality of life, epilepsy also is associated with fairly high mortality rates. Sudden Unexpected Death in Epilepsy has an annual incidence of approximately 1/1000 in epilepsy patients. Despite the large market opportunity, it is estimated that there are only less than 5,000 epilepsy surgeries performed each year in the United States.1

These numbers represent an underpenetrated market due to the invasiveness of diagnostic procedures. After the diagnostic procedure, a second therapeutic procedure is required and at times even a third surgery if the seizures persist. We believe patients are unwilling to proceed due to the long diagnostic and treatment procedure times (one to four weeks in the hospital after a potential craniotomy for diagnosis). As detailed above, after the diagnosis is completed, if successful, the patient must undergo an additional procedure to have the affected area of brain tissue ablated or removed. The average cost for the diagnostic technology per procedure could be >$10,000, with ablation devices costing >$15,000. We believe our technology, once developed, will offer an all-in-one solution with diagnostic and therapeutic capabilities.

[1]	Epilepsy surgery in the United States: Analysis of data from the National Association of Epilepsy Centers 2015 Epilepsy Research.

NeuroOne Medical Technologies Corporation

FORM 10-K

Many leading neurologists believe that the limits of today’s current technologies are the reason the exact affected area of the brain causing epileptic seizures is not well-determined. We believe our technology provides a number of advantages over other commercially available technologies, including the following:

●	Our proprietary thin film technology has a smaller footprint with many more electrodes.

●	We expect that our technology will eventually be able to be implanted using a minimally invasive procedure utilizing a dime sized burr hole rather than a full craniotomy.

●	Our technology provides more accurate detection of irregular brain activity over other currently available technology.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Spinal Cord Stimulation

Chronic back pain is one of the most prevalent chronic conditions in the world. According to the CDC, “in 2016, an estimated 20.4% of U.S. adults had chronic pain and 8.0% of U.S. adults had high-impact chronic pain. Chronic pain has been linked to numerous physical and mental conditions and contributes to high health care costs and lost productivity”. FBSS is one of leading causes for chronic lower back/leg pain due to one or more failed back surgeries. Typically, it is related to patients that suffer with pain after surgery of the lumbar spine for degenerative disc disease. Re-operations are usually not recommended for these patients due to low success rates. These patients experience greater levels of pain, a lower quality of life, varying levels of disability and higher rate of unemployment. Spinal cord stimulation works by placing an electrode(s) in a targeted area of the spine which is then connected to an implantable pulse generator that sends electrical stimulation to the electrode to block the pain signals from reaching the brain. The global market for SCS is substantial, with an estimated value of approximately $2.5 to $3 billion.

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

Limitations of Other Currently Available Therapies

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Our Solution

As a result of the inherent limitations and inconvenience of existing systems, we believe that there is a significant unmet need among people with neurological disorders for cortical strip, grid and depth electrodes that provide diagnostic capabilities through cEEG and sEEG recording in addition to therapeutic modalities, such as brain stimulation and ablation, offered as an all-in-one product. In comparison to other currently available technologies, we are continuing to develop applications of our strip, grid and depth electrodes with the goal of providing the following expected advantages:

●	All-in-one diagnostic and therapeutic technology solution: Due to the expected recording and treatment capabilities of some of our technology under development, we have received feedback from physicians that they will attempt to perform the diagnosis and treatment in a single procedure, thereby potentially eliminating the need for a second surgical procedure, reducing the likelihood of patient infection, risks associated with surgical procedures and minimizing the diagnostic, procedural and hospital costs. As discussed under “Our Strategy” below, our initial product offering offers diagnostic-only capabilities while we advance the development of our all-in-one approach. Currently, we are preparing a combination recording, stimulation and RF ablation technology that will perform both diagnostic and therapeutic functions for commercialization.

●	Percutaneous placement of spinal cord stimulation paddle electrodes with scalability options: Due to the thin film nature of our electrode technology, we believe that it may allow for percutaneous placement of “paddle” (flat) shaped electrodes, thereby preventing the need to use more invasive surgical approaches to place the electrodes. Minimally invasive and percutaneously placed technologies have become almost a requirement for adoption with patients and physicians. In addition, our technology in the future offers the ability to increase the number of contacts on a film that traditionally offers fewer contacts. Increasing the number of contacts may allow for more precise stimulation in the spine, potentially improving the therapeutic outcomes.

●	Improved accuracy of diagnostic technologies: Because we believe our thin film technology is capable of recording at higher fidelity than current technologies used in EEG recording, we believe our technology may be able to more precisely determine the brain tissue causing seizures. In December 2020, we announced the first human commercial use of our Evo cortical electrode to perform recording, functional mapping, monitoring and stimulation of the brain. In the procedure, performed at the Mayo Clinic, our electrodes were used to record evidence of pre-seizure activity, which may be critical in developing treatments to prevent the onset of seizures. Since then, several institutions around the country have successfully tried and adopted our devices for diagnostic procedures.

●	Automated manufacturing: Our electrode technology is cost competitive to its competitors due to the scalable, automated manufacturing process. This also increases the reliability and consistency of the manufacturing process, and allows for faster fulfillment of product.

NeuroOne Medical Technologies Corporation

FORM 10-K

Our Strategy

Our goal is to be the global leader in cEEG and sEEG recording, monitoring, deep brain and peripheral stimulation and ablation, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Introduce cortical strip and grid electrodes for the diagnosis of epilepsy in United States: In December 2019, we announced that we received FDA 510(k) clearance to market our thin film cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain. In July 2020, we entered into a development relationship with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the cortical strip and grid electrodes (the “Zimmer Distribution Agreement”). Zimmer actively promotes and sell these products. Based on physician feedback, we believe our technology is seen as a significant improvement for recording brain activity, particularly in epilepsy, an underserved market with a quick commercialization path. We are initially targeting epilepsy as we believe this is a clinical area of great need and a market that is underserved with a quick path to commercialization. The U.S. is our primary target due to a large market, strong reimbursement, robust pricing, and physician enthusiasm. To date, several institutions have already adopted our technology for diagnostic procedures.

●	Launch electrodes for sEEG recording: On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Given the reluctance of patients to undergo epilepsy surgery due to its invasiveness, a number of epilepsy centers have adopted the use of depth electrodes, which are placed by drilling small holes into the patient’s cranium, thereby avoiding a craniotomy. We believe our technology offers advantages compared to current depth electrode technology in the market and will also enable us to offer a therapeutic solution using this same technology in the future. As we continue to develop our technology, we plan to release further information about the expected advantages of our technology over currently available therapies. This product is covered under the Zimmer Distribution Agreement, and Zimmer actively promotes and commercializes our sEEG electrode technology.

●	Launch our RF Ablation System: The OneRF Ablation System is the only FDA cleared radiofrequency ablation system in the United States for both diagnostic and therapeutic use. It has been used in a number of ablation cases since its limited launch in April 2024. Cases were reported as being successful using the same device to identify the brain tissue triggering seizure activity and ablate the targeted tissue to reduce or eliminate brain-related seizure activity. In addition, the technology has the potential to reduce hospital stays, number of surgeries and adverse events while offering temperature control to enhance patient safety. The devices are initially placed in the operating room. To date, all the ablations have been performed at the patient’s bedside saving additional operating costs while allowing the patient to be diagnosed and treated in one hospitalization instead of multiple visits. In October 2024, the Zimmer Distribution Agreement was expanded to include our OneRF Ablation System. We intend to submit a new 510(k) application for a facial pain ablation system which leverages the existing RF ablation generator.

●	Develop percutaneous placed electrodes for spinal cord and peripheral stimulation for pain management with scalable contact configurations: Given that many surgically placed technologies have become less invasive due to patient and physician demands, we believe that our flexible thin film technology will allow for percutaneous placement of “paddle” shaped electrodes, thus potentially eliminating the need to make a more invasive surgical procedure. Spinal cord clinical literature over the years have shown that “paddle” electrodes (flat shaped) require less energy for stimulation (thus saving neurostimulator battery life) and may be associated with lower revision rates over time. Even then, “paddle” shaped electrodes are used less often due to the more invasive surgical procedure that is required for placement. But we hope to change that paradigm by creating “paddle” electrodes that can be implanted percutaneously (less invasively) through a “needle hole incision”. By leveraging our existing FDA cleared cortical electrode and sEEG technology, we may also be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy through partnership and collaborations with a strategic organizations in the field: While we are developing our technology for the diagnosis and treatment of epilepsy, we believe that our technology has strong application and utilization for other brain or motor related disorders such as Parkinson’s disease, dystonia, essential tremors and facial pain as these diseases are currently treated with DBS if medications are not effective. As previously mentioned, we are actively evaluating the potential to offer electrodes that can be implanted for long term stimulation applications, but such use will require that we pursue additional approvals from the FDA and any international regulatory bodies where we seek to commercialize our technology.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a high fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

●	Facilitating partnerships for drug delivery: Partner with biotech, pharmaceutical or biopharma companies to provide a drug delivery sEEG electrode capable of delivering the therapy and recording before, during and after the therapy is delivered for up to 30 days.

●	Investigate the potential applications associated with artificial intelligence: We have been informed by some of our corporate advisors that the ability to offer scale-able electrode technology that can provide thousands of electrodes in the brain may be helpful in treating medical conditions that may benefit from using artificial intelligence. The Company has formed an advisory board that will provide guidance to the Company as we continue to explore the opportunities in this exciting field.

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

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our sEEG Evo cortical electrode technology has received 510(k) clearance from the FDA in November 2019 for recording, monitoring, and stimulating brain tissue for less than 30 days on the surface of the brain. Our Evo sEEG electrode technology has received FDA 510(k) clearance from the FDA for use (less than 30 days) with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. On December 6, 2023, we received 510(k) FDA clearance to market our OneRF Ablation System for creation of radiofrequency lesion in nervous tissue for functional neurosurgical procedures. Our other products have not received any clearance for commercialization by any U.S. or foreign regulatory body. In the future, we are planning on submitting additional 510(k) clearance with the FDA for other ablation applications, as well as for neurological drug delivery.

To date, the Company has performed a number of bench top (which includes feasibility testing) and pre-clinical tests (which include animal testing of device placement, ergonomics, performance, ease of use, and other tests required by FDA regulations). As described in “Government Regulation” below, the Company will be required to perform additional testing of its technology in connection with seeking additional regulatory clearances or approvals.

We intend to expand our product offerings to include less invasive means and all-in-one solutions, thus providing both patients and physicians better options to treat epilepsy, Parkinson’s disease, dystonia, essential tremors, drug delivery, chronic pain due to failed back surgeries and other pain-related neurological disorders. While we expect to make modifications to our initial system, we believe that most of our future product development initiatives will involve unique and transformational next generation technology that should drive further appeal of our products with both physicians and patients.

We are utilizing a number of resources to develop these technologies as well as have hired additional employees with expertise in the respective areas. We license three critical patents from Wisconsin Alumni Research Foundation (“WARF”) that are the foundation of the technology and we are developing and intend to commercialize and benefit from the thin film technology know-how of Mayo Clinic doctors through our license and development agreement. WARF, Mayo Clinic (cortical electrodes) and Cleveland Clinic (sEEG electrodes) have been responsible for all pre-clinical studies of our technology under development to date. See “WARF License” and “Mayo Foundation for Medical Education and Research License and Development Agreement” below. We announced in December 2020 that Mayo Clinic doctors used our technology in the first human commercial application of our Evo cortical electrode technology to perform recording, functional mapping and stimulation of the brain on a human patient. In July 2022, we announced the first clinical case using the Evo sEEG electrode was performed by Dr. Robert Gross at Emory University. Dr. Gross selected the Evo sEEG electrode for intraoperative brain mapping at the subsurface level of the brain.

NeuroOne Medical Technologies Corporation

FORM 10-K

We launched OneRF, demonstrating combined diagnostic and therapeutic technology for brain applications. We have also performed bedside ablations, which can offer savings in operating room time and additional hospitalizations.

In the first half of 2025, we expect to submit a 510(k) clearance with the FDA for an additional applications leveraging our RF generator for brain ablations.

We are also developing a device for brain monitoring and drug delivery capabilities using the same product. We have performed bench top and animal experiments and successfully confirmed the proof of concept for this technology, which could be used to deliver drugs, genes, or cell-based therapies to the brain. We are pursuing a 510(k) clearance with the FDA for brain cancer.

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

sEEG - Cortical strip and grid electrodes for the diagnosis of epilepsy

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

sEEG - Depth electrodes for recording (diagnostic) purposes	We have frozen this design and the product is in commercial production. No clinical testing was required in order to obtain FDA clearance.	On October 20, 2022, the Company received an FDA clearance to market its Evo sEEG Electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Zimmer began distributing this product in May 2023.

NeuroOne Medical Technologies Corporation

FORM 10-K

Drug Delivery and monitoring electrode	Actively developing; benchtop testing and component sourcing complete	The Company is pursuing a 510(k) clearance with the FDA for brain cancer drug delivery system.

OneRF Ablation System - Depth electrode diagnostic and ablation devices

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

The Company is pursuing additional 510(k) clearance for additional applications leveraging our RF generator for brain ablations

SCS - Spinal cord stim electrodes

No design freeze.

We performed pre-clinical in-house bench top testing in August 2020.

In 2021/early 2022, we performed bench top testing of prototypes to demonstrate chronic performance and longevity.

In 2023, we continued to refine our chronic spinal cord electrode design based on SCS customer feedback and completed additional pre-clinical bench and/or animal tests to further validate our value proposition.

In 2024, we completed the development of a percutaneous delivery system and conducted benchtop, animal and cadaver studies of both the percutaneous delivery system and various design iterations of paddle electrodes.

This device is in early stages of development.

Once the design is finalized, we will be required to conduct additional pre-clinical testing, which may include additional benchtop or animal testing for safety and performance. Additionally, the FDA may require that we conduct human clinical studies.

As we continue to refine the product design, we will evaluate the necessary pre-clinical and clinical testing for regulatory approval. To expedite market entry, we are actively seeking strategic partnerships and collaborations.

NeuroOne Medical Technologies Corporation

FORM 10-K

Implantable stimulation devices

Benchtop testing was successfully completed in 2021 and early 2022. We announced the results of these studies in the first quarter of 2022.

While this device is still in early development, we plan to collaborate with clinicians to refine our designs and continue testing in 2023.

Following a design freeze, we will be required to conduct additional pre-clinical testing, including additional benchtop or animal testing to assess safety and performance. Additionally, FDA-approved human clinical studies will likely be required. The Company is pursuing chronic animal studies and plan to follow up with a first-in-human test.

While we have not yet sought or received FDA feedback on the specific clinical process for chronic stimulation, we anticipate that regulatory approval may necessitate a more rigorous clinical process, potentially involving a pre-market approval (“PMA”) with human clinical data. As we have not yet met with the FDA, we cannot definitively determine the exact clinical data and testing requirements. However, based on industry experience with similar technologies, we estimate that clinical trials will be necessary, requiring an investment of over $2,000,000.

Collaborations and Partnerships

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

ARF may terminate this license on 30 days’ written notice, if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. We expect the latest expiration of a licensed patent to occur in 2030.

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

See “Risk Factors-Risks Related to Our Business-We depend on intellectual property licensed from WARF for our technology, including our technology under development, and the termination of this license would harm our business” for additional information regarding the WARF License.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

For additional information regarding the Mayo Development Agreement, see “Risk Factors-Risks Related to Our Business-We depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful.”

Commercialization, Sales and Marketing

Zimmer Distribution Agreement

Based on the size and maturity of the U.S. market and our initial commercial focus, on July 20, 2020, we entered into an exclusive development and distribution agreement (the “Original Distribution Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”), including to approximately 188 Level 4 epilepsy centers. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (the “sEEG Products”). The parties have agreed to collaborate with respect to development activities under the Distribution Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Pursuant to the Distribution Agreement, Zimmer made an upfront payment of $2.0 million to the Company in August 2020.

In August 2022, we entered into an amendment to the Distribution Agreement with Zimmer that provided us with a $3.5 million accelerated payment relating to certain milestone events. In addition, Zimmer received a Warrant to purchase 350,000 shares of our common stock, $0.001 par value, with an exercise price of $3.00 per share.

In October 2024, we amended and restated our development and distribution agreement with Zimmer to grant exclusive right and license to distribute also our OneRF Ablation System (the “OneRF Products”) for an upfront fee of $3 million dollars and up to an additional $1 million dollars upon achievement of certain net sales milestone by Zimmer (as amended, the “Zimmer Distribution Agreement”).

Under the terms of the Distribution Agreement, we are responsible for all costs and expenses related to developing the Strip/Grid Products, the Electrode Cable Assembly Products, the sEEG Products and the OneRF Products (collectively the “Products”), and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Distribution Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement (the “MS Agreement”) and a supplier quality agreement (the “Quality Agreement”) with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Zimmer Distribution Agreement, we are responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Zimmer Distribution Agreement) for such Products.

The Zimmer Distribution Agreement will expire on September 30, 2034, unless terminated earlier pursuant to its terms. Either party may terminate the Amended and Restated Distribution Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Distribution Agreement for any reason with 90 days’ written notice, and we may terminate the Zimmer Distribution Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. Both Zimmer and the Company have agreed to indemnify the other party against certain losses and expenses relating to the development or commercialization of a product by the indemnifying party, the negligence or willful misconduct of the indemnifying party or its directors, officers, employees or agents or a breach of the indemnifying party’s representations, warranties or covenants.

NeuroOne Medical Technologies Corporation

FORM 10-K

We will investigate markets outside of the U.S. with the assistance of Zimmer and formulate a plan to enter those markets with the support of Zimmer.

For more information regarding the Zimmer Distribution Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Overview-Collaborations Revenue” and “Note 7-Zimmer Distribution Agreement” included in “Item 8-Financial Statements and Supplementary Data” in this Report.

Financing

Debt Facility Agreement

On August 2, 2024, we entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provides for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). We are permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any monetization or change in control, or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. The Loan(s), upon issuance, will be secured by substantially all of our assets, subject to certain exceptions set forth in the Debt Facility Agreement, and will be subject to covenants.

The Debt Facility matures on February 2, 2026. The outstanding principal amount of any outstanding Loans will bear interest at a rate of 10% per annum, payable monthly in arrears and at the maturity date. As of the closing date of the Debt Facility Agreement, no amounts were drawn by us thereunder. On November 7, 2024, we mutually agreed with the Lender to terminate the loan facility.

We paid a one-time standby facility fee of $125,000 and on August 2, 2024, we issued 100,000 Lender Warrants to Lender to purchase shares of the our Common Stock at exercise price of $0.66 per share. The warrants are immediately exercisable and expire on August 2, 2029. Lastly, a cash draw-fee of $50,000 is payable and a warrant draw-fee consisting of the issuance of an additional 50,000 warrants to the Lender is required upon each additional funding tranche of $500,000 under the Debt Facility, for an aggregate potential issuance of 300,000 additional Lender Warrants. The Lender Warrants issuable upon each future funding date will have an exercise price of $0.66 per share and will have a five-year term.

2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement which closed on August 2, 2024, with certain accredited investors (the “Purchasers”), pursuant to which the we, in a private placement, agreed to issue and sell an aggregate of (i) 2,944,446 shares of the our common stock, and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock at a purchase price of $0.90 per unit, consisting of one share and a warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting estimated expenses (the “2024 Private Placement”). In connection with the 2024 Private Placement, we filed a registration statement with the SEC covering the resale of the securities issued in the 2024 Private Placement.

Nasdaq

Nasdaq Minimum Bid Price Notification

On July 11, 2024, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq Stock Market (“Nasdaq”) notifying that because the closing bid price of the our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

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

Applicable diagnostic CPT codes for mapping (diagnosing) the brain for diagnostic procedures are as follows:

●	61531 Subdural implantation of strip electrodes through one or more burr or trephine (saw) hole(s) for long term seizure monitoring;

●	61533 Craniotomy with elevation of bone flap: for subdural implantation of an electrode array, for long term seizure monitoring;

●	61535 Craniotomy with elevation of bone flap; for removal of epidural or subdural electrode array, without excision of cerebral tissue (separate procedure); and

●	61760 Stereotactic implantation of depth electro1des into the cerebrum for long term seizure monitoring.

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

Research and Development

Our research and development team, which includes our Director of Electrode Development, utilizes advice from leading experts in the neurotech field on our scientific advisory board and is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders as well as stimulation for spinal cord stimulation for back related pain. Our research and development expenses were $5.1 million and $6.9 million for the years ended September 30, 2024 and 2023, respectively.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Although we will face potential competition from many different sources, we believe that our technology, knowledge, experience and scientific resources will provide us with competitive advantages. For a discussion of the key competitive factors that we believe will impact the success of our cortical strip, grid electrodes under development, if successfully developed and approved, see “-Our Solution” above.

Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, and trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of September 30, 2024, our patent estate consists of three issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method, a U.S. patent issued in October 2022 relating to improved neural depth electrodes, a U.S. patent issued in January 2024 and a pending U.S. patent application relating to agent-delivering neural electrodes, a U.S. patent issued in January 2024 and a pending European patent application published in 2020 relating to minimally invasive electrodes, a U.S. patent issued in February 2024 and a pending European patent application published in 2021 relating to spinal cord stimulation systems and devices, pending U.S. and European patent applications published in 2022 relating to methods of making electrode probes, pending U.S. and European patent applications published in 2023 relating to devices having temperature sensors, pending U.S. and PCT patent applications published in 2024 relating to deformable spinal cord stimulation devices, three pending U.S. patent applications and a PCT application filed or published in 2024 relating to spinal cord stimulation device implantation methods, and pending U.S. and PCT patent applications published in 2024 relating to ablation probe and temperature sensing device systems. The licensed issued patents expire between 2025 and 2030, subject to any patent extensions that may be available for such patents. The issued patents owned by NeuroOne expire between 2040 and 2041. If a patent or patents are issued on our additional pending patent applications, the resulting patents are projected to expire between 2040 and 2043.

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

Trademarks

We have registered U.S. trademarks for the trademarks “NEUROONE” and “EVO.” We have a pending U.S. trademark application for the trademark OneRF. We also have registered trademarks in the United Kingdom and the European Union for the trademark OneRF.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Government Regulation

Our cortical strip, grid and depth electrodes are medical devices subject to extensive and ongoing regulation by the FDA and the U.S. CMS. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality, manufacturing, supplier management, risk management, contracting, reimbursement, medical communications, sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA (specifically, 21 Code of Federal Regulations (21 CFR Parts 801- labeling, 803 - medical device reporting, 807 - registration and listing, subpart E premarket notification 510k, 812 - investigational device exemption, 814 - premarket approval and 820 - quality system regulation) and applicable FDA issued guidance’s govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, risk management, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local and harmonized standards, such as ISO 13485, ISO 14971, and FDA’s Quality System Regulation (“QSR”) contained in 21 CFR Part 820.

Regulatory Framework in the United States

A product is regulated as a medical device by the FDA if: 1) the product meets the definition of a medical device per Section 201(h) of the FDCA and 2) an appropriate product classification exists.

Device classification

The FDA characterizes medical devices into one of three classes, Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from Premarket Notification under 510(k); most Class II devices require Premarket Notification under 510(k); and most Class III devices require Premarket Approval (“PMA”).

Class I devices are subject to general controls including labeling. However, most such devices are exempt from pre-market notification. If a device is exempted from any of the general controls, such exemption is stated in the classification regulation for that device. This pertains to manufacturers’ FDA registration and device listing, methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage, shipping of products and post market surveillance. Class II devices are subject to the same general controls but may be subject to special controls such as device specific performance standards, post-market surveillance, FDA guidance, or particularized labeling, and may also require clinical testing prior to clearance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, present an unreasonable risk of illness or injury, or are not well established and generally accepted as safe and effective. Premarket Approval is required for most Class III devices, unless the device is a preamendments device and the FDA has not called for a PMA.

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, but must meet the requirement of compliance with substantially all of the QSR. However, a PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes multiple years to complete.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

The 510(k) clearance process

Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use, indications for use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

Since October 1, 2023, a 510(k) premarket notification is submitted as an electronic submission using the FDA eStar program through the CDRH Porta. The eStar Complete status needs to be observed for a successful submission. eSTAR submissions are not anticipated to undergo a refuse to accept (“RTA”) process. However, the FDA intends to employ a virus scanning and technical screening process for an eSTAR. If the eSTAR does not pass technical screening (i.e., an eSTAR is provided where none of the attachments to a question are relevant to the question, or if an inaccurate response is provided to any question), the submission may be put on an early Technical Screening hold for 180 days, until a complete replacement eSTAR is submitted. If it is accepted for filing, the FDA begins a substantive review. The FDA goal is to complete its review of a 510(k) notification within 90 calendar days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

If an FDA evaluation of a PMA application is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA under review. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as was presented in the initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel.

Clinical Trials

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”), to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials performed in the United States must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clinicaltrials.gov.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Human Capital

As of September 30, 2024, we had 17 employees, all of whom are full-time, eight of whom are engaged in research and development activities, and all of whom are located in the United States. As of September 30, 2024, we also retained the services of approximately 8 regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Overview and History of NeuroOne, Inc.

We were originally incorporated as Original Source Entertainment, Inc. under the laws of the State of Nevada on August 20, 2009. On July 20, 2017, we acquired NeuroOne, Inc. (the “Acquisition”). Immediately following the closing of the Acquisition, the business of NeuroOne, Inc. became our sole focus, and we changed our name to NeuroOne Medical Technologies Corporation and we reincorporated in Delaware.

Members of our management team have held senior leadership positions at a number of medical technology and biopharmaceutical companies, including Boston Scientific, St. Jude Medical, Stryker Instruments, C.R. Bard, A-Med Systems, Nuwellis, Inc., formerly known as Sunshine Heart, Empi, Don-Joy and PMT.

Over the years, our cortical sheet electrode and depth electrode technology have been tested by both WARF, the owners of our licensed patents, and Mayo Clinic located in Rochester, Minnesota, in both pre-clinical models as well as through an institutional review board (IRB) approval at Mayo Clinic for clinical research. In December 2020, we announced the first human commercial use of our Evo cortical electrode in a procedure performed at the Mayo Clinic. Regarding our ablation electrode, the Cleveland Clinic and representatives from Emory University have performed testing in bench top models and pre-clinical (or animal testing) models. These pre-clinical tests have demonstrated that the technology is capable of recording, ablation and acute stimulation.

NeuroOne Medical Technologies Corporation

Form 10-K

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and financial condition, impair our future prospects and cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

●	we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

●	our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed;

●	we will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

●	medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product;

●	changes in the configuration of our cortical strip, grid electrode and depth electrode technology under development may result in additional costs or delay;

●	if we are unable to successfully develop, receive regulatory clearance/approval for and commercialize our technology and other products under development, or if we experience significant delays in doing so, our business will be harmed;

●	failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results;

●	if our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted;

●	the size and future growth in the market for our cortical strip, grid electrode and depth electrode technology or our future neurological drugs delivery under development has not been established with precision and may be smaller than we estimate, possibly materially;

●	we depend on intellectual property licensed from WARF for our technology under development, and the termination of this license would harm our business;

●	we depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful;

NeuroOne Medical Technologies Corporation

Form 10-K

●	if we are unable to expand our sales and marketing infrastructure, we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States;

●	we contract with third parties for the manufacture of our products and technology under development and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;

●	if we or our third-party suppliers or manufacturers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner;

●	potential complications from our products and technology that are currently unknown may come to light;

●	if there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected;

●	we have entered into, and may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues;

●	our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

●	we have been the victim of a cyber-related crime and our controls may not be successful in avoiding further cyber-related crimes in the future;

●	our ability to protect our intellectual property and proprietary technology is uncertain;

●	we may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

●	our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer;

●	the price of our Common Stock might fluctuate significantly, and you could lose all or part of your investment; and

●	we intend to issue more shares to raise capital, which will result in substantial dilution.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2024, we had an accumulated deficit of $75.0 million primarily as a result of expenses incurred in connection with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern as of and for the year ended September 30, 2023. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

NeuroOne Medical Technologies Corporation

Form 10-K

To implement our business strategy we need to, among other things, continue to develop all-in-one diagnostic and therapeutic solution, gain approval for other brain or motor related disorders such as Parkinson’s with the therapeutic technologies developed for epilepsy, convince physicians and patients that our technology represents an improvement over existing diagnostic or treatment options, hire direct experienced sales representatives to market our technology, and engage in beneficial partnerships that can leverage our core technology. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations.

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

We are an early-stage medical technology company which continues to develop and commercialize comprehensive neuromodulation cEEG and sEEG monitoring, ablation, and brain stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

From our inception through September 30, 2024, we have generated limited revenue from the commercial sales of our products. Because we have generated very limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our Common Stock and convertible debt and exercises of options and warrants.

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

NeuroOne Medical Technologies Corporation

Form 10-K

Even if we successfully develop and market such technology, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment.

Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, our electrode cable assembly products and our OneRF product. We are reliant on Zimmer to drive the commercialization and sales of our products. Zimmer’s failure to timely develop or commercialize these products, or to achieve certain milestones, would have a material adverse effect on our business and operating results.

The Company granted Zimmer an exclusive global right to distribute our strip and grid cortical electrodes and electrode cable assembly products and our OneRF system. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company. We are reliant on Zimmer to drive the commercialization and sales of our products until 2034 under the Zimmer Amended and Restated Distribution Agreement for the exclusive distribution, marketing and sales license provided to Zimmer. The collaboration with Zimmer may not be successful due to several factors, including the following:

●	Zimmer may not be able to obtain from us or manufacture our products in a timely or cost-effective manner;

●	Zimmer may not timely perform its obligations under the Zimmer Amended and Restated Distribution Agreement or to achieve certain net sales milestones;

●	Zimmer may fail to effectively commercialize our products; or

●	contractual disputes or other disagreements between us and Zimmer, including those regarding the development, manufacture, and commercialization of our products, interpretation of the Zimmer Amended and Restated Distribution Agreement, and ownership of proprietary rights.

Any of the foregoing could adversely impact the likelihood and timing of any payments we are eligible to receive under the Zimmer Amended and Restated Distribution Agreement. If Zimmer does not perform its obligations under the Zimmer Amended and Restated Distribution Agreement, sales would be substantially delayed and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $75.0 million as of September 30, 2024. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. At September 30, 2024, we had cash and cash equivalents in the aggregate of approximately $1.5 million. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we may experience increases in the costs of labor, materials, and other inputs, such as engineering consultants. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

An inability to obtain a supply of components and raw material products could have a material adverse effect on our business, financial condition and results of operations.

Supply of components and raw material products are generally available in quantities to meet the needs of the Company’s business. We are dependent on third-party manufacturers for the medical products that develops. An inability to obtain such components and raw material products could have a material adverse impact on our business, financial condition and results of operations.

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

Production of therapeutic products may require raw materials for which the sources and amount of supply are limited, or may be hindered by quality or scheduling issues in respect of the third party suppliers over which the Company has limited control. An inability to obtain adequate supplies of raw materials could significantly delay the development, regulatory approval and sales and marketing of a product.

We use a small number of suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. We may not have long term supply agreements with our suppliers and, in many cases, we may make our purchases on a purchase order basis. Our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, product discontinuations, or complications due to worldwide economic and social instability. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any supplier to deliver components at the level our business requires could disrupt the manufacturing of our products and, if approved, limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

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

NeuroOne Medical Technologies Corporation

Form 10-K

We have three products which have each received 510(k) clearance from the FDA. If we are unable to successfully develop, and receive regulatory clearance/approval for our other products under development, or if we experience significant delays in doing so, our business will be harmed.

Three of our products have received 510(k) clearance from the FDA: (i) our Evo cortical electrode technology has received 510(k) clearance from the FDA for recording, monitoring, and stimulating brain tissue on the surface of the brain for less than 30 days; (ii) our Evo sEEG electrode technology has received 510(k) clearance from the FDA for use (less than 30 days) with recording, monitoring, and stimulation equipment for recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain; and our OneRF ablation system has received 510(k) clearance from the FDA for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. None of our other products have received clearance or approval for commercial sale. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development and regulatory approval.

For our current products under continued development, clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing clearance or approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	clinical trials of our technology under development may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have unanticipated adverse events, undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

NeuroOne Medical Technologies Corporation

Form 10-K

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

NeuroOne Medical Technologies Corporation

Form 10-K

We may not be successful in commercializing our technology.

We anticipate that we will derive nearly all of our revenue from the sales of our cortical strip, grid electrode and depth electrode technology or future versions thereof.

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

NeuroOne Medical Technologies Corporation

Form 10-K

Our success depends on our ability to continue to develop, commercialize and gain market acceptance for our products and technology.

Our current business strategy is highly dependent on developing and commercially launching our products and technology and achieving and maintaining market acceptance. In order for us to sell cortical strip, grid electrode and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders, we must convince them, their caregivers and healthcare providers that our technology offers meaningful advantages over existing solutions for neuromodulation, cEEG and sEEG recording, ablation, and brain stimulation. Key challenges include overcoming physician preference for established competitive products and demonstrating superior clinical outcomes. Several factors could negatively impact market acceptance, including: failure to gain support from key opinion leaders, insufficient clinical evidence supporting our technology’s benefits, perceived risks associated with the technology, introduction of competitive products, adverse clinical trial results, loss of regulatory approvals, or adverse publicity. Healthcare providers typically adopt new technologies slowly due to liability concerns and reimbursement uncertainties.

In addition, people with such medical conditions, their caregivers or healthcare providers may perceive our products and technology to be more complicated or less effective than current technology, and people may be unwilling to change their current regimens. Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our cortical strip, grid electrode and depth electrode technology until, if ever, there is sufficient evidence to convince them to alter the treatment methods they typically recommend, such as receiving recommendations from prominent healthcare providers or other key opinion leaders in the community.

If we fail to convince patients, caregivers, and healthcare providers of our technology’s benefits or cannot achieve widespread market acceptance, our sales potential and strategic objectives would be compromised, adversely affecting our business, financial condition, and operating results.

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

Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, and how and where we provide our solutions. Our failure to comply with applicable Medicare rules could result in discontinuing the ability for physicians to receive reimbursement as they will likely utilize our cortical strip, grid electrode and depth electrode technology under the Medicare payment program, civil monetary penalties, and/or criminal penalties, any of which could have a material adverse effect on our business and revenues.

NeuroOne Medical Technologies Corporation

Form 10-K

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

NeuroOne Medical Technologies Corporation

Form 10-K

The size and future growth in the market for our cortical strip, grid electrode and depth electrode technology and for other future products and technology under development have not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of these markets, our sales growth may be adversely affected.

The size and future growth potential of the market for our cortical strip, grid electrode and depth electrode technology and other future products and technology under development may be materially smaller than our estimates. Our market projections are based on internal and third-party studies, current treatment patterns, and our belief that the incidence of targeted neurological disorders (including epilepsy, Parkinson’s disease, dystonia, essential tremors, and chronic pain from failed back surgeries) is increasing in the United States and worldwide.

While we believe these factors provide reliable tools for market estimation, the underlying assumptions and conditions may change, affecting their predictive accuracy. If our assumptions about disease incidence rates or potential market demand prove incorrect, the actual market size and growth potential could be materially different from our projections. Any overestimation of the market opportunity could adversely impact our projected sales growth and overall business performance.

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

Any disputes with WARF may prevent or impair our ability to maintain our current licensing arrangement. We depend on the intellectual property licensed from WARF to develop our cortical strip, grid electrode and depth electrode technology. The original license agreement entered into with WARF in 2014 required that we meet certain milestones and make certain payments to WARF. We failed to do so and were in default under the original license agreement. Furthermore, the LLC was not able to transfer the rights and obligations under the 2014 WARF Agreement to us at the time of the Merger without the consent of WARF. As a result, in February 2017, we signed an amendment to the WARF License which, among other things, modified and removed certain previous milestones and provided WARF’s consent to such transfer. Because of this past breach, WARF may be less likely to waive future defaults or breaches or further amend the WARF License in the future, to the extent we request any waiver or amendment. See “Note 4 - Commitments and Contingencies” included in “Item 8 - Financial Statements and Supplementary Data” in this Report.

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

NeuroOne Medical Technologies Corporation

Form 10-K

We contract with third parties for the manufacture of our cortical strip, grid electrode and depth electrode technology and for our future products and technology under development, and expect to continue to do so for clinical trials and commercialization. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results.

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

Our medical devices and technologies and business activities, including marketing, manufacturing, sales and development processes, are subject to regulation by the FDA, U.S. Department of Justice (“DOJ”), Health and Human Services - Office of Inspector General, and other federal and state, governmental authorities. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

For example, to enforce compliance with the federal laws, the DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation with law enforcement or other regulatory agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

While one often stated goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. For example, the ACA and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. Certain provisions of this law, including comparative effectiveness research, pilot programs to evaluate alternative payment methodologies and other changes to the payment systems, have started changing the way healthcare is delivered, reimbursed and funded. While the extent to which it has affected our business is not clear, these changes, over the long term, may adversely affect our business and results of operations. The current U.S. administration may attempt to reverse some of the previous administration’s changes to the ACA, particularly related to healthcare coverage for the uninsured, and is further expected to introduce more ambitious healthcare legislation, which could include what is commonly referred to as a “public option” or changes to Medicare age requirements. If passed, this legislation would lead to increased coverage levels and utilization of services; however, at this point, the impact of any such changes is unclear because specific changes have not been enacted or implemented.

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

NeuroOne Medical Technologies Corporation

Form 10-K

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	third-party promotional activities, which are subject to ongoing regulatory obligations;

●	sale of shares of our Common Stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our Common Stock to fluctuate substantially, which may negatively affect the liquidity of our Common Stock. In addition, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price.

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

On July 11, 2024, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying that because the closing bid price of our Common Stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Marketplace Rule 5550(a)(2), the Minimum Bid Price Requirement.

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. However, there is no assurance that we will be able to meet with Nasdaq compliance requirements.

The continued listing of our Common Stock on Nasdaq is contingent on our continued compliance with a number of listing standards. There is no assurance that we will remain in compliance with these standards. Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our Common Stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. Moreover, we have committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of its Common Stock during such time that certain warrants are outstanding.

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

If we fail to maintain effective internal controls and procedures for financial reporting, it could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. In that case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements. Our management has concluded that our internal controls over financial reporting were, and continue to be, effective as of September 30, 2024. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

As of September 30, 2024, we had outstanding warrants to purchase an aggregate of 7,045,875 shares of Common Stock at a weighted average exercise price of $3.81 per share, and options to purchase an aggregate of 2,814,096 shares of Common Stock at a weighted average exercise price of $3.13 per share. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

NeuroOne Medical Technologies Corporation

Form 10-K

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

General Risk Factors

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the war, terrorism, military conflicts on global markets, the conflict and instability such as between Russia and Ukraine and potentially Eastern Europe, Israel, Lebanon, Iran, the Gaza Strip and the Middle East and Asia, disruptions in the banking system and financial markets, new and ongoing challenges relating to current supply chain constraints, the impact of natural disasters or global pandemics, such as the COVID-19 pandemic, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors and development partners may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our product development, to communicate internally and externally, to operate our accounting and record-keeping functions, to store and access data including sensitive patient data and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

Our Chief Financial Officer leads our information security organization (overseeing work done by a third party IT services company) and reports to the Chief Executive Officer and Board of Directors of any material information regarding such cybersecurity matters.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees, customers or patients, violation of data privacy or security laws, litigation, and legal, financial and reputational risk.

In coordination with third-party consultants, we have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and data. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program and employee training. We conduct annual reviews and tests of our information security program to evaluate its effectiveness and improve our security measures and planning.

To operate our business, we utilize certain third-party service providers and vendors to support a variety of functions. We seek to engage reliable, reputable service providers and vendors that maintain cybersecurity programs, and we implement a vetting process to ensure that all third-party service providers and venders comply with our cybersecurity program requirements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

Governance

Our Board of Directors holds oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. Oversight of such cybersecurity risks is executed directly by the Board of Directors. The Board receives reports and engages in regular discussions with management regarding the Company’s significant risk exposures resulting from material cybersecurity threats and the measures implemented to monitor and reasonably manage these risks.

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

FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock commenced trading on the Nasdaq Capital Market on May 26, 2021 under the ticker symbol “NMTC.”

Stockholders

On December 13, 2024, there were 116 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Equiniti Trust Company LLC.

Share Repurchases

During the three months ended September 30, 2024, we repurchased 12,467 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes our share repurchase activity during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2024	6,879	$0.80	-	-
August 1 - August 31, 2024	2,794	$0.75	-	-
September 1 - September 30, 2024	2,794	$0.80	-	-
TOTAL	12,467		-	-

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

We have 510(k) clearance for three of our devices from the FDA, including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. Our other products are still under development.

We distribute our cEEG strip/grid electrodes, cable assembly products and our OneRF Ablation System with Zimmer Biomet.

We have incurred losses since inception. As of September 30, 2024, we had an accumulated deficit of $75.0 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by collaborations and product revenues.

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of products based on our cEEG and sEEG technology, and OneRF System, and through milestone and other payments from our current collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales, and we will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources.

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

Recent Developments

Corporate Updates

OneRF Ablation System

In March 2024, we announced a limited commercial launch of our OneRF ablation system. In October 2024, we amended and restated our Distribution Agreement with Zimmer to provide exclusive right and license to distribute also our OneRF Ablation System.

NeuroOne Medical Technologies Corporation

FORM 10-K

Nasdaq Notice

Since May 28, 2024, the closing price of our common stock has been below $1.00. On July 11, 2024, we received a letter from the Listing Qualifications Department of the Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notice also disclosed that in the event we do not regain compliance with the Rule by January 7, 2025, we may be eligible for additional time. To qualify for additional time, we would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. If we meet these requirements, Nasdaq will inform us that it has been granted an additional 180 calendar days. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

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

Financing

Debt Facility Agreement

On August 2, 2024, we entered into a loan and security agreement with Growth Opportunity Funding, LLC, as the Lender, which provides for a delayed draw term loan Debt Facility in an aggregate principal amount not to exceed $3.0 million. We are permitted to borrow loans under the Debt Facility from time to time, for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any monetization or change in control, or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. The Loan(s), upon issuance, will be secured by substantially all of our assets, subject to certain exceptions set forth in the Debt Facility Agreement, and will be subject to covenants. On November 7, 2024, we mutually agreed with the Lender to terminate the loan facility.

On August 2, 2024, we issued 100,000 Lender Warrants to Lender to purchase shares of the Company’s common stock at exercise price of $0.66 per share. The warrants are immediately exercisable and expire on August 2, 2029.

2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement which closed on August 2, 2024, with certain Purchasers, pursuant to which we, in the Private Placement, agreed to issue and sell an aggregate of (i) 2,944,446 shares of the our common stock, and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock at a purchase price of $0.90 per unit, consisting of one share and a PIPE warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting estimated expenses. In connection with the 2024 Private Placement, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the securities issued in the 2024 Private Placement. One of the Purchasers in the 2024 Private Placement included Paul Buckman, a director on the Company’s Board of Directors.

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

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, increased inflation, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Strip/Grid Products, the sEEG Products and the Electrode Cable Assembly Products based on Evo cortical electrode technology and the OneRF Products, which are products based on our OneRF Ablation System. We anticipate that we will generate additional revenue from the sale of products based on Evo cortical electrode technology and our OneRF Ablation System.

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

Collaborations Revenue

On July 20, 2020, we entered into an exclusive development and distribution agreement (the “Zimmer Distribution Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute the Strip/Grid Products and Electrode Cable Assembly Products. Additionally, we granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company. The OneRF ablation system is not covered by the Zimmer Distribution Agreement. The parties agreed to collaborate with respect to development activities under the Zimmer Distribution Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Zimmer Distribution Agreement, we are responsible for all costs and expenses related to developing the Products (as defined therein), and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Zimmer Distribution Agreement, Zimmer and the Company have entered into a MS Agreement and a Quality Agreement with respect to the manufacturing and supply of the Products.

NeuroOne Medical Technologies Corporation

FORM 10-K

Pursuant to the Zimmer Distribution Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020. In addition, on August 2, 2022, we entered into a Third Amendment to the Zimmer Distribution Agreement (the “Zimmer Amendment”) with Zimmer. Pursuant to the terms and conditions of the Zimmer Amendment, Zimmer made a $3.5 million payment to us in August 2022. In consideration of the mutual covenants and agreements contained in the Zimmer Distribution Agreement, certain fee and milestone payment provisions in the Zimmer Distribution Agreement were replaced with the following below:

●	$1.5 million for the sEEG exclusivity maintenance fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG Products set forth in the Zimmer Distribution Agreement, even though the satisfaction was after the deadlines originally identified.

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

The Zimmer Distribution Agreement and Zimmer Amendment were accounted for under the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with the provisions under ASC 606, we identified five performance obligations under the Zimmer Distribution Agreement and Zimmer Amendment: (1) our obligation to grant Zimmer access to our intellectual property; (2) completion of sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Distribution Agreement and Zimmer Amendment were met as of December 31, 2022.

In October 2022, we received 510(k) clearance from the FDA for our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Accordingly, we recognized revenue in the amount of $1.5 million during the year ended September 30, 2023 related to the completion of the sEEG exclusivity maintenance milestone. There was no collaboration revenue during the year ended September 30, 2024.

In October 2024, we amended and restated our development and distribution agreement with Zimmer to grant exclusive right and license to distribute also our OneRF Ablation System for an upfront fee of $3.0 million dollars and up to an additional $1.0 million dollars upon achievement of certain net sales milestone by Zimmer.

The Zimmer Amended and Restated Distribution Agreement will expire on September 30, 2034 (the “Zimmer Term”), unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Amended and Restated Distribution Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Amended and Restated Distribution Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Amended and Restated Distribution Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Zimmer Amended and Restated Distribution Agreement shall be exclusive from the effective date of the Zimmer Amendment until the end of the Zimmer Term.

All payments attributed to the Initial Exclusivity Fee, the sEEG exclusivity maintenance fee and sEEG design milestone payment are non-refundable.

The achievement of the level of sales required to earn royalty payments from Zimmer is uncertain.

For further discussion about the determination of collaborations revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement” included in our financial statements included in Item 8 — Financial Statements and Supplementary Data” in this Report.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

Fair Value Change in Warrant Liability

The net change in fair value line item is attributed to the warrant liability while outstanding.

Financing Costs

Financing costs consists of the amortization of the deferred issuance costs associated with the debt facility (as described further below) and issuance costs attributed to the warrants issued in connection with the 2024 Private Placement (as described further below).

Other Income, net

Other income, net primarily consists of interest income related to our cash, cash equivalents, investment income or loss from short-term investments, while outstanding, and other income or expense outside of normal operating activity relating to legal settlements, sales of non-commercial supplies and other items as applicable.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the fiscal years ended September 30, 2024 and 2023.

	For the years ended September 30,
	2024	2023	Period to Period Change
Product revenue	$3,453,003	$1,952,441	$1,500,562
Cost of product revenue	2,373,336	1,495,924	877,412
Product gross profit	1,079,667	456,517	623,150

Collaborations revenue	—	1,455,188	(1,455,188)

Operating expenses:
Selling, general and administrative	7,901,695	6,926,269	975,426
Research and development	5,065,181	6,940,686	(1,875,505)
Total operating expenses	12,966,876	13,866,955	(900,079)
Loss from operations	(11,887,209)	(11,955,250)	68,041
Fair value change in warrant liability	(327,092)	—	(327,092)
Financing costs	(228,988)	—	(228,988)
Other income, net	125,179	95,759	29,420
Loss before income taxes	(12,318,110)	(11,859,491)	(458,619)
Provision for income taxes	—	—	—
Net loss	$(12,318,110)	$(11,859,491)	$(458,619)

NeuroOne Medical Technologies Corporation

FORM 10-K

Product Revenue and Product Gross Profit

Product revenue was $3.5 million during the year ended September 30, 2024 with a gross profit and gross profit percentage of $1.1 million and 31.3%, respectively. Product revenue was $2.0 million during the year ended September 30, 2023 with a gross profit and gross profit percentage of $0.5 million and 23.4%, respectively. The increase in gross profit percentage during the current period was largely due to the higher sales volume that exceeded fixed royalty and overhead period costs and due to slightly lower overall material supply costs. Product revenue consisted of Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products sales. Cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturer in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $157,000 in connection with our license agreements during each of the years ended September 30, 2024 and 2023.

Collaborations Revenue

There was no collaborations revenue during the year ended September 30, 2024. Collaborations revenue was approximately $1.5 million during the year ended September 30, 2023. Revenue during the prior year period was derived from the Zimmer Distribution Agreement in connection with the completion of the sEEG maintenance fee obligation as a result of securing FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.9 million and $6.9 million for the years ended September 30, 2024 and 2023, respectively. The $1.0 increase period over period was primarily due to an increase in payroll related costs of approximately $0.4 million, stock-based compensation of $0.2 million, professional and board fees of $0.3 million and marketing and sales costs of $0.2 million, offset slightly by a reduction in general operating costs of $0.1 million on a net basis.

Research and Development Expenses

Research and development expenses were approximately $5.1 million for the year ended September 30, 2024, compared to $6.9 million for the year ended September 30, 2023. The $1.9 million decrease period over period was attributed to the net reduction in development activities associated with our sEEG Products, Strip/Grid Products and OneRF Products given the commercialization of these products. Activity associated with new technology development partially offset the overall net decrease in research and development costs during the current period. Development activities primarily included salary-related expenses and costs related to consulting services, materials and supplies.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the year ended September 30, 2024 was $0.3 million. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the year ended September 30, 2023 that were measured on a fair value basis.

Financing Costs

Financing costs during the year ended September 30, 2024 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.1 million and issuance costs attributed to the warrants issued in connection with the 2024 Private Placement (described further below) in the amount of $0.1 million. We did not incur any financing costs during the year ended September 30, 2023.

NeuroOne Medical Technologies Corporation

FORM 10-K

Other Income, net

Other income, net during the year ended September 30, 2024 consisted principally of interest income attributed to our cash and cash equivalents.

Other income, net during the year ended September 30, 2023 related to interest income attributed to our cash, cash equivalents and short-term investments in the amount of $0.2 million, while outstanding, which was partially offset by an exploit loss of $94,000 and a loss on disposal of equipment in the amount of $32,000.

Liquidity and Capital Resources

Overview

As of September 30, 2024, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $1.5 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our collaboration with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation and the Mayo Foundation for Medical Education and Research as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company. On August 2, 2024, we closed the 2024 Private Placement, a private placement of shares of common stock and warrants for total gross proceeds of approximately $2.65 million, and entered into the Debt Facility, a delayed draw term debt facility in an aggregate principal amount not to exceed $3.0 million.

Capital Resources

Our sources of cash, cash equivalents and short-term investments to date have been limited to collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

August 2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement with certain Purchasers, pursuant to which we, in a private placement, agreed to issue and sell an aggregate of (i) 2,944,446 shares of our Company’s common stock (the “Shares”), par value $0.001 per share and (ii) warrants to purchase an aggregate of 2,208,333 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting estimated expenses. The 2024 Private Placement closed on August 2, 2024. Issuance costs attributed to the 2024 Private Placement amounted to $0.2 million.

The PIPE Warrants are exercisable beginning on the date of issuance, have an exercise price of $1.19 per share, subject to adjustment, and will expire on the third anniversary of the date of issuance.

In connection with the 2024 Private Placement, we agreed to file a registration statement with the SEC covering the resale of the Shares and the shares of common stock issuable upon exercise of the PIPE Warrants which became effective on September 13, 2024.

NeuroOne Medical Technologies Corporation

FORM 10-K

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Through September 30, 2024, we have issued 5,188,590 shares of common stock under the ATM for gross proceeds in the amount of $7.6 million. We incurred issuance costs in connection with the ATM in the amount of $0.5 million through September 30, 2024 of which $41,000 was reflected as a deferred cost on our balance sheet. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million.

Debt Facility Financing

On August 2, 2024, we entered into the Debt Facility Agreement with Growth Opportunity Funding, LLC, as the Lender, which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million. We were permitted to borrow loans under the Debt Facility Agreement from time to time, for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event (as defined below) or Change of Control (as defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement and no amounts were drawn under the Debt Facility Agreement.

The Loans would have matured on February 2, 2026 if issued. The rate of interest on any outstanding principal amount would have been 10% per annum, payable monthly in arrears and at the maturity date. As of the closing date of the Debt Facility Agreement, no amounts were drawn by the Company thereunder. Financing costs incurred in connection with the Debt Facility Agreement amounted to $0.3 million inclusive of the standby fee of $0.1 million to the Lender.

On August 2, 2024, we issued to the Lender a warrant exercisable for five years for 100,000 shares of our common stock at an exercise price of $0.66 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). At the time of any borrowing of Loans, we would have been required to issue to the Lender additional warrants exercisable for five years for 50,000 shares of common stock (for each $500,000 of Loans borrowed) at the same per share exercise price as the Closing Date Debt Facility Warrant (the “Additional Debt Facility Warrants”, and together with the Closing Date Debt Facility Warrant, the “Debt Facility Warrants”).

We were permitted to voluntarily prepay the outstanding Loans at any time, without premium or penalty, upon five business days’ prior written notice to the Lender. We were required to prepay outstanding Loans upon the occurrence of (i) any Change of Control or (ii) certain other events as more fully described in the Debt Facility Agreement, but in any event including any capital raise or other transaction pursuant to which we received cumulative cash proceeds in excess of $5.0 million in the aggregate (each such event in this prong (ii), a “Monetization Event”). Our obligations under the Debt Facility Agreement were secured by a first-priority security interest in substantially all assets of the Company, subject to certain exceptions set forth in the Debt Facility Agreement.

The Debt Facility Agreement included other customary representations and warranties, conditions, affirmative and negative covenants, and events of default.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” of this Report for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

We expect to satisfy our short term and long term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

NeuroOne Medical Technologies Corporation

FORM 10-K

Liquidity Outlook

For a discussion of potential fee payments under the Zimmer Distribution Agreement, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Products are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  On October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer to provide Zimmer with the exclusive right and license to distribute also our OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

As of September 30, 2024, we had cash and cash equivalents in the aggregate of approximately $1.5 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

The development and commercialization of our cortical strip, grid electrode, depth electrode, ablation system technology and future products and technology is subject to numerous uncertainties, and we could use our cash and cash equivalent resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(11,011,840)	$(12,886,874)
Net cash (used in) provided by investing activities	(120,197)	2,649,964
Net cash provided by financing activities	7,269,586	7,399,074
Net decrease in cash and cash equivalents	$(3,862,451)	$(2,837,836)

NeuroOne Medical Technologies Corporation

FORM 10-K

Net cash used in operating activities

Net cash used in operating activities was $11.0 million for the year ended September 30, 2024, which consisted of a net loss of $12.3 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and deferred financing costs, operating lease expense, fair value change in warrant liability and the proceeds from the issuance of warrants in connection with the 2024 Private Placement totaling approximately $2.3 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $1.0 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in inventory purchases and to an increases in our accounts receivable attributed largely to the timing of customer payments. Partially offsetting the net cash operating use during the period was an increase in our accounts payable and accrued expenses coupled with a decrease in prepaid expenses resulting from timing of payments and fluctuations in our operations.

Net cash used in operating activities was $12.9 million for the year ended September 30, 2023, which consisted of a net loss of $11.9 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and short term investment premiums and discounts, operating lease expense and loss on disposal of fixed assets, totaling approximately $1.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $2.4 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to both a decrease in deferred revenue in connection with the completion of the remaining milestone performance obligation under the Zimmer Distribution Agreement and to an increase in inventory purchases, attributed to the timing of payments. Partially offsetting the net cash operating use during the period was a decrease in our accounts receivable, prepaid expenses and by an increase in our accrued expenses, on a net basis, resulting from timing of payments and fluctuations in our operations.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.1 million for the year ended September 30, 2024 and consisted of outlays for purchases of property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was $7.3 million for the year ended September 30, 2024, which consisted of net proceeds from the ATM of $4.8 million and net proceeds from the 2024 Private Placement of $2.6 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $81,000 and debt facility issuance costs of approximately $75,000.

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

Revenues:

For discussion about the determination of collaborations revenue, product revenue and cost of product revenue, see “Note 7 — Zimmer Amended and Restated Distribution Agreement and Other Product Revenue” included in “Item 8 — Financial Statements and Supplementary Data” in this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 8 — Stock-Based Compensation” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 9 – Stockholders’ Equity” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 12 — Income Taxes” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

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

Not applicable.

NeuroOne Medical Technologies Corporation

FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeuroOne Medical Technologies Corporation

FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of NeuroOne Medical Technologies Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroOne Medical Technologies Corporation (the “Company”) as of September 30, 2024 and 2023, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of the Company’s operations and cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Valuation of warrants

Critical Audit Matter Description

As described in Note 9 to the financial statements, the Company completed a private placement offering during the year which included the issuance of warrants. Management determined the proper classification of the warrants by reviewing the terms and conditions of the issued warrants and applying the applicable accounting guidance, including Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Management concluded the warrants met the criteria for the classification as a liability. The Company determined the fair value of warrants at the date of issuance and year-end using a Monte Carlo simulation model.

We identified the assessment of the measurement of fair value of the common stock warrants as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment, including the involvement of professionals with specialized skills and knowledge, due to the complex valuation methodology that incorporates several assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	With the assistance of firm personnel having specialized skills and knowledge, we tested the model and methodology used to calculate the fair value of the common stock warrants including an independent re-calculation.

◾	Performed audit procedures surrounding management’s assumptions utilized in the valuation model.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota

December 17, 2024

NeuroOne Medical Technologies Corporation

Balance Sheets

	As of September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,460,042	$5,322,493
Accounts receivable	176,636	—
Inventory	2,635,153	1,726,686
Deferred offering costs	142,633	—
Prepaid expenses	216,461	263,746
Total current assets	4,630,925	7,312,925
Intangible assets, net	67,262	89,577
Right-of-use asset	254,910	169,059
Property and equipment, net	416,843	525,753
Total assets	$5,369,940	$8,097,314

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,029,206	$685,104
Accrued expenses and other liabilities	1,184,014	1,107,522
Total current liabilities	2,213,220	1,792,626
Warrant liability	2,140,315	—
Operating lease liability, long term	194,392	55,284
Total liabilities	4,547,927	1,847,910

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,816,499 and 23,928,945 shares issued and outstanding as of September 30, 2024 and 2023, respectively.	30,816	23,929
Additional paid–in capital	75,795,610	68,911,778
Accumulated deficit	(75,004,413)	(62,686,303)
Total stockholders’ equity	822,013	6,249,404
Total liabilities and stockholders’ equity	$5,369,940	$8,097,314

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Operations

	Years ended September 30,
	2024	2023
Product revenue	$3,453,003	$1,952,441
Cost of product revenue	2,373,336	1,495,924
Product gross profit	1,079,667	456,517

Collaborations revenue	—	1,455,188

Operating expenses:
Selling, general and administrative	7,901,695	6,926,269
Research and development	5,065,181	6,940,686
Total operating expenses	12,966,876	13,866,955
Loss from operations	(11,887,209)	(11,955,250)
Fair value change in warrant liability	(327,092)	—
Financing costs	(228,988)	—
Other income, net	125,179	95,759
Loss before income taxes	(12,318,110)	(11,859,491)
Provision for income taxes	—	—
Net loss	$(12,318,110)	$(11,859,491)
Net loss per share:
Basic and diluted	$(0.46)	$(0.65)
Number of shares used in per share calculations:
Basic and diluted	26,762,392	18,121,108

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2022	16,216,540	$16,217	$60,414,959	$(50,826,812)	$9,604,364
Issuance of common stock in connection with public offering	6,037,500	6,038	6,031,462	—	6,037,500
Issuance of common stock in connection with at-the-market offering program	1,439,677	1,440	2,551,216	—	2,552,656
Issuance costs in connection with common stock issuances	—	—	(1,071,663)	—	(1,071,663)
Stock-based compensation	—	—	1,105,457	—	1,105,457
Issuance of common stock upon vesting of restricted stock units	314,485	313	(313)	—	—
Share repurchases for the payment of employee taxes	(79,257)	(79)	(119,340)	—	(119,419)
Net loss				(11,859,491)	(11,859,491)
Balance at September 30, 2023	23,928,945	23,929	68,911,778	(62,686,303)	6,249,404
Issuance of common stock in connection with 2024 Private Placement	2,944,446	2,944	833,833	—	836,777
Issuance of common stock in connection with at-the-market offering program	3,748,913	3,749	5,030,157	—	5,033,906
Issuance costs in connection with common stock issuances	—	—	(296,161)	—	(296,161)
Stock-based compensation	—	—	1,344,476	—	1,344,476
Issuance of common stock upon vesting of restricted stock units	267,305	267	(267)	—	—
Share repurchases for the payment of employee taxes	(73,110)	(73)	(81,330)	—	(81,403)
Issuance of warrants in connection with debt facility	—	—	53,124	—	53,124
Net loss	—	—	—	(12,318,110)	(12,318,110)
Balance at September 30, 2024	30,816,499	$30,816	$75,795,610	$(75,004,413)	$822,013

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Cash Flows

	Years ended September 30,
	2024	2023
Operating activities
Net loss	$(12,318,110)	$(11,859,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	246,791	199,266
Amortization of deferred issuance costs	101,329	—
Stock-based compensation	1,344,476	1,105,457
Fair value change in warrant liability	327,092	—
Private placement warrant issuance costs reclassed to financing activities	127,659	—
Loss on disposal of fixed assets	—	32,143
Amortization of discounts and premiums on short-term investments	—	(45,571)
Non-cash lease expense	113,534	109,832

Change in assets and liabilities:
Accounts receivable	(176,636)	33,237
Inventory	(908,467)	(1,022,148)
Prepaid expenses	47,285	32,903
Accounts payable	66,993	(247,189)
Accrued expenses, deferred revenue, operating lease and other liabilities	16,214	(1,225,313)
Net cash used in operating activities	(11,011,840)	(12,886,874)
Investing activities
Purchases of short-term investments	—	(1,473,419)
Maturities of short-term investments	—	4,500,000
Proceeds from the disposal of fixed assets	—	7,500
Purchases of property and equipment	(120,197)	(384,117)
Net cash (used in) provided by investing activities	(120,197)	2,649,964
Financing activities
Proceeds from issuance of common stock in connection with private placement	836,777	6,037,500
Proceeds from issuance of warrants in connection with private placement	1,813,223	—
Proceeds from issuance of common stock in connection with at-the-market offering program	5,033,906	2,552,656
Issuance costs attributed to common stock and warrants issued in private placement	(1,320)	(836,938)
Issuance costs in connection with at-the-market offering program	(236,597)	(234,725)
Deferred issuance costs in connection with at-the-market offering program	(20,000)	—
Deferred issuance costs in connection with debt facility	(75,000)	—
Share repurchases for the payment of employee taxes	(81,403)	(119,419)
Net cash provided by financing activities	7,269,586	7,399,074
Net decrease in cash and cash equivalents	(3,862,451)	(2,837,836)
Cash and cash equivalents at beginning of year	5,322,493	8,160,329
Cash and cash equivalents at end of year	$1,460,042	$5,322,493
Supplemental non-cash financing and investing transactions:
Unpaid purchases of property and equipment	$—	$4,631
Modification of right-of-use asset and associated lease liability	$199,385	$97,536
Non-cash warrants issued in connection with debt facility	$53,124	$—
Unpaid issuance costs in connection with private placement	$185,903	$—
Unpaid deferred issuance costs	$95,837	$—

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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $75.0 million as of September 30, 2024. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company has adequate liquidity, including the net proceeds from the 2024 Private Placement (See Note 9 – Stockholders’ Equity) and the 2024 Debt Facility (See Note 10 - Debt Financing), to fund its operations through April 2025. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

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

Reclassifications

Certain amounts presented in the prior year period have been reclassified to conform to current period financial statement presentation. The financing proceeds and issuance costs attributed to the at-the-market offering program and private placement reflected in the statements of cash flows during the comparable prior year period were reclassified into two separate line item categories.

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

Short-Term Investments

The Company has periodically invested its excess cash in U.S. Treasury securities and highly rated corporate securities. The Company has held these investments to maturity. Securities with original maturity dates of more than three months were reported as held-to-maturity investments and were recorded at amortized cost, which approximated fair value due to the negligible risk of changes in value due to interest rates. There were no short-term investments outstanding as of September 30, 2024 and 2023.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. In addition, the Company has product revenue in connection with its OneRF product offerings (“OneRF Products”) which is not covered by a distribution agreement. See “Note 7 – Zimmer Amended and Restated Distribution Agreement and Other Product Revenue.

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

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. When the Company has consigned inventory at a customer, revenue is recognized at the point in time when the customer issues a purchase order to the Company and when control of the promised goods or services is transferred to the Company’s customers. At the inception of each customer contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.

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

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement (See Note 9– Stockholders’ Equity). The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in fair value of the warrant liability, when outstanding, is recognized in the statements of operations under the fair value change in warrant liability line item.

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

As of September 30, 2024 and 2023, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaids and deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the years ended September 30, 2024 and 2023.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,140,315	$—	$—	$2,140,315
Total liabilities at fair value	$2,140,315	$—	$—	$2,140,315

There was not a warrant liability as of September 30, 2023.

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the year ended September 30, 2024.

2024
Warrant liability
Balance as of beginning of year	$—
Value assigned to warrants in connection with 2024 Private Placement	1,813,223
Change in fair value of warrant liability	327,092
Balance as of end of year	$2,140,315

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

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $108,993 and $173,430 for the years ended September 30, 2024 and 2023, respectively.

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

Notes to Financial Statements

Net Loss Per Share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended September 30, 2024 and 2023.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the years ended September 30:

	2024	2023
Warrants	7,045,875	6,202,426
Stock options	2,814,096	1,708,427
Restricted stock units	1,129,762	393,370

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

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During each of the years ended September 30, 2024 and 2023, $150,000 in royalty fees were incurred related to the WARF License and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the years ended September 30, 2024 and 2023, $6,861 and $7,486 in royalty fees were incurred, respectively, and were reflected as a component of cost of product revenue.

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

During the years ended September 30, 2024 and 2023, rent expense associated with the facility leases amounted to $173,090 and $171,633, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the Years Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$138,917	$134,632
Modification of right-of-use asset and associated lease liability:
Operating leases	$199,385	$97,536

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Supplemental balance sheet information related to the operating lease was as follows:

	As of September 30,
	2024	2023
Right-of-use assets	$254,910	$169,059
Lease liability	$260,160	$184,400
Weighted average remaining lease term (years)	3.6	1.4
Weighted average discount rate	7.4%	7.8%

Maturity of the lease liability was as follows:

Calendar Year	As of September 30, 2024
2024	$35,122
2025	66,097
2026	78,945
2027	81,708
2028	34,815
Total lease payments	296,687
Less imputed interest	(36,527)
Total	260,160
Short term portion in accrued expenses and other liabilities	(65,768)
Long term portion	$194,392

NOTE 5 - Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of September 30,
	2024	2023
Component inventory	$877,065	$1,202,778
Work-in-process	192,360	343,597
Finished goods	1,565,728	180,311
Total	$2,635,153	$1,726,686

The Company had finished goods on consignment in the amount of $102,318 as of September 30, 2024. There was no consigned inventory as of September 30, 2023.

Intangibles

Intangible assets roll forward is as follows:

	Useful Life
Net intangibles, September 30, 2022	12-13 years	$111,892
Less: amortization		(22,315)
Net intangibles, September 30, 2023		89,577
Less: amortization		(22,315)
Net intangibles, September 30, 2024		$67,262

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

The Company anticipates amortization expense of approximately $22,000 per year for fiscal year 2025 through 2027 based upon the two current license agreements.

Property and Equipment

Property and equipment, net held for use by category are presented in the following table:

	As of September 30,
	2024	2023
Equipment and furniture	$976,303	$860,737
Total property and equipment	976,303	860,737
Less accumulated depreciation	(559,460)	(334,984)
Property and equipment, net	$416,843	$525,753

Depreciation expense was $224,476 and $176,951 for the years ended September 30, 2024 and 2023, respectively. Equipment with a net book value of $39,643 was disposed by the Company resulting in net proceeds of $7,500 during the year ended September 30, 2023.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following

	As of September 30,
	2024	2023
Accrued payroll	$950,260	$874,382
Operating lease liability, short term	65,768	129,116
Royalty fees	108,036	104,024
Other	59,950	—
Total	$1,184,014	$1,107,522

NOTE 7 - Zimmer Distribution Agreement and Other Product Revenue

 On July 20, 2020, the Company entered into an exclusive development and distribution agreement (the “Zimmer Distribution Agreement”) with Zimmer, Inc. (“Zimmer”), pursuant to which the Company granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. The parties have agreed to collaborate with respect to development activities under the Zimmer Distribution Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the terms of the Zimmer Distribution Agreement, the Company is responsible for all costs and expenses related to developing the Products, and Zimmer is responsible for all costs and expenses related to the commercialization of the Products. In addition to the Zimmer Distribution Agreement, Zimmer and the Company have entered into a Manufacturing and Supply Agreement and a Supplier Quality Agreement with respect to the manufacturing and supply of the Products.

Except as otherwise provided in the Zimmer Distribution Agreement, the Company is responsible for performing all development activities, including non-clinical and clinical studies directed at obtaining regulatory approval of each Product. Zimmer has agreed to use commercially reasonable efforts to promote, market and sell each Product following the “Product Availability Date” (as defined in the Zimmer Distribution Agreement) for such Product.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Pursuant to the Zimmer Distribution Agreement, Zimmer made an upfront initial exclusivity fee payment of $2.0 million (the “Initial Exclusivity Fee”) to the Company in fiscal year 2020.

On August 2, 2022, the Company entered into a Third Amendment to Exclusive Development and Distribution Agreement (the “Zimmer Amendment”) with Zimmer. Pursuant to the terms and conditions of the Zimmer Amendment, Zimmer made a $3.5 million payment to the Company. In consideration of the mutual covenants and agreements contained in the Zimmer Distribution Agreement, the fee and milestone payment provisions in the Zimmer Distribution Agreement were replaced with the following below:

●	$1.5 million for the sEEG Exclusivity Maintenance Fee; and

●	$2.0 million for satisfaction of each of the milestone events related to the design of sEEG Products set forth in the Zimmer Distribution Agreement even though the satisfaction was after the deadlines originally identified.

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

The Zimmer Distribution Agreement will expire on the tenth anniversary of the date of the first commercial sale of the last Products to achieve a first commercial sale, unless terminated earlier pursuant to its terms. Either party may terminate the Zimmer Distribution Agreement (x) with written notice for the other party’s material breach following a cure period or (y) if the other party becomes subject to certain insolvency proceedings. In addition, Zimmer may terminate the Zimmer Distribution Agreement for any reason with 90 days’ written notice, and the Company may terminate the Zimmer Distribution Agreement if Zimmer acquires or directly or indirectly owns a controlling interest in certain competitors of the Company. The license rights granted to Zimmer under the Strip/Grid Distribution License and sEEG Distribution License as defined in the Zimmer Distribution Agreement shall be exclusive from the effective date of the Zimmer Amendment until the end of the term of the Zimmer Amendment.

The Zimmer Distribution Agreement and Zimmer Amendment were accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified five performance obligations under the Zimmer Distribution Agreement and Zimmer Amendment: (1) the Company’s obligation to grant Zimmer access to its intellectual property; (2) completion of sEEG Product development; (3) completion of Strip/Grid Product development; (4) the provision of sEEG exclusivity maintenance; and (5) completion of sEEG design modifications as requested by Zimmer. All performance obligations under the Zimmer Distribution Agreement and Zimmer Amendment, outside of the sEEG exclusivity maintenance obligation, were met by September 30, 2022. The remaining performance obligation in deferred revenue as of September 30, 2022 attributed to sEEG exclusivity maintenance was completed in first quarter of fiscal year 2023.

The aggregate transaction price associated with the Zimmer Distribution Agreement and Zimmer Amendment was $5.4 million comprising the Initial Exclusivity Fee of $2.0 million and the $3.5 million payment under the Zimmer Amendment, less the fair value 2022 Zimmer Warrant of $0.1 million. The transaction price was allocated between performance obligations based on their relative standalone selling prices. The Company used a market based valuation approach and an expected cost plus margin approach with regard to estimating the standalone selling price for the performance obligations. The Company recognized collaborations revenue in the amount of $1,455,188 during the year ended September 30, 2023 in connection with the Zimmer Distribution Agreement and Zimmer Amendment. Given the achievement of the milestones under the Zimmer Distribution Agreement and Zimmer Amendment by December 31, 2022, no collaborations revenue was recognized during the year ended September 30, 2024.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

A reconciliation of the closing balance of deferred revenue related to the Zimmer Distribution Agreement and the Zimmer Amendment is as follows as of September 30, 2024 and 2023:

Deferred Revenue
Balance as of September 30, 2022	$1,455,188
Revenue recognized	(1,455,188)
Balance as of September 30, 2023	—
Revenue recognized	—
Balance as of September 30, 2024	$—

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products. Product revenue recognized during the years ended September 30, 2024 and 2023 was $3,453,003 and $1,952,441, respectively, inclusive of OneRF Product revenue that amounted to $340,185 during the year ended September 30, 2024. There was no OneRF Product revenue recognized during the prior year period presented. The OneRF Products were not covered by the Zimmer Distribution Agreement during the year ended September 30, 2024.

NOTE 8 - Stock-Based Compensation

During the years ended September 30, 2024 and 2023, stock-based expense related to the stock options and restricted stock units was included in selling, general and administrative and research and development costs as follows in the accompanying statements of operations:

	2024	2023
Selling, general and administrative	$1,064,819	$905,108
Research and development	279,657	200,349
Total stock-based compensation expense	$1,344,476	$1,105,457

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

Evergreen provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2024 and 2023, 1,051,556 and 129,479 shares were added to the 2017 Plan, respectively, as a result of the evergreen provision.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Stock Options

During the years ended September 30, 2024 and 2023, 1,225,669 and 459,512 stock options were granted to employees, directors and consultants, respectively, with a weighted average grant date fair value of $1.08 and $0.88 per share, respectively. The options granted have vesting periods ranging from being immediate to four years. All options expire ten years from the date of grant. The total expense for the years ended September 30, 2024 and 2023 related to the stock options was $808,057 and $632,315, respectively. The following table summarizes the Company’s stock option plan activity for the years ended September 30, 2024 and 2023 as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2022	1,239,915	$5.40	8.0	$89,295
Granted	469,512	$1.55	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(1,000)	$3.78	—	—
Outstanding at September 30, 2023	1,708,427	$4.34	7.7	$20,064
Granted	1,225,669	$1.26	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(120,000)	$1.33	—	—
Outstanding at September 30, 2024	2,814,096	$3.13	7.7	$22,685
Vested and expected to vest at September 30, 2024	2,814,096	$3.13	7.7	$22,685
Vested and exercisable at September 30, 2024	1,409,840	$4.79	6.4	$22,643

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2024 and 2023 of $0.99 and $0.89 per share, respectively. As of September 30, 2024 and 2023, 2,780,581 and 1,682,912 outstanding options, respectively, had no intrinsic value.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the years ended September 30:

	2024	2023
Expected stock price volatility	111.9%	57.4%
Expected life of options (years)	6.1	5.8
Expected dividend yield	0%	0%
Risk free interest rate	4.6%	3.7%

During the years ended September 30, 2024 and 2023, 289,072 and 337,753 stock options vested, respectively. During the years ended September 30, 2024 and 2023, 120,000 and 1,000 stock options were forfeited, respectively. No options were exercised during the years ended September 30, 2024 and 2023.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity is as follows for the years ended September 30, 2024 and 2023:

Number of
Shares
Non-vested at September 30, 2022	414,430
Granted	310,728
Vested	(331,788)
Non-vested at September 30, 2023	393,370
Granted	1,006,725
Vested	(270,333)
Non-vested at September 30, 2024	1,129,762

During the years ended September 30, 2024 and 2023, 1,006,725 and 310,728 RSUs were granted to members of the Company’s board of directors and employees with a grant date fair value of $1.03 and $1.60 per unit, respectively. The RSUs granted in fiscal year 2024 vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates. The RSUs granted in fiscal 2023 vest over a one to three year period with some of the RSUs vesting ratably on a monthly basis and others vesting at 50 percent on the first anniversary of the grant date with the remaining RSUs vesting in equal quarterly installments on the last day of each quarter over 24 months, subject to the recipient’s continued service on such dates. During the years ended September 30, 2024 and 2023, 270,333 and 331,788 RSUs vested, respectively. The total expense for the years ended September 30, 2024 and 2023 related to the RSU’s was $536,419 and $473,142, respectively. No RSUs were forfeited during the years ended September 30, 2024 and 2023.

General

As of September 30, 2024, 297,461 shares were available for future issuance on a combined basis under the 2017 Plan and the Inducement Plan. Unrecognized stock-based compensation was $2,373,628 as of September 30, 2024. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE 9 - Stockholders’ Equity

August 2024 Private Placement

On August 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 2,944,446 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 2,208,333 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to the 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

The PIPE Warrants are exercisable beginning on the date of issuance, have an exercise price of $1.19 per share, subject to adjustment, and will expire on the third anniversary of the date of issuance. One of the Purchasers in the 2024 Private Placement included Paul Buckman, a director on the Company’s Board of Directors.

The PIPE Warrants were accounted for and classified as liabilities on the accompanying balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on August 2, 2024 and September 30, 2024: risk-free interest rate 3.63% and 3.53%, respectively; expected volatility of 116.1% and 115.7%; respectively; expected life of 3 years and 2.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of August 2, 2024 and September 30, 2024. The aggregate fair value of the PIPE Warrants of $1,813,223 upon issuance was recorded as a long term liability on the accompanying balance sheets. The Company recorded the fair value change of the PIPE Warrants in the amount of $327,092 to the fair value change in warrant liability line item on the accompanying statements of operations for the year ended September 30, 2024.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) that created an at-the-market offering program (“ATM”) under which the Company may offer and sell common stock having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $2.6 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $4.8 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, the Company further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million.

During the years ended September 30, 2024 and 2023, 3,748,913 and 1,439,677 shares of common stock were issued, respectively, under the ATM for an aggregate offering price of $5,033,906 and $2,552,656, respectively. Issuance costs incurred under the ATM during the years ended September 30, 2024 and 2023 were $277,903 and $234,725, respectively.

The total aggregate offering price and common stock issued since inception of the ATM though September 30, 2024 was $7,586,562 and 5,188,590 shares, respectively. Cumulative issuance costs incurred under the ATM through September 30, 2024 was $512,628 of which $41,305 was included as a deferred cost on the balance sheet as of September 30, 2024.

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

The net proceeds to the Company from the July 2023 Public Offering were approximately $5.2 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company used the net proceeds from this offering to: (i) support the commercial launch of the EVO sEEG electrode with Zimmer Biomet, (ii) support the FDA submission for the OneRF ablation system and (iii) complete the design of a novel drug delivery electrode, among other general corporate purposes.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

Warrant Activity and Summary

The following table summarizes warrant activity during the years ended September 30, 2024 and 2023:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2022	7,103,344	$ 3.00-9.00	$5.98	2.68
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	(900,918)	$ 5.61-9.00	$6.38	—
Outstanding and exercisable at September 30, 2023	6,202,426	$ 3.00-9.00	$5.92	2.00
Issued	2,308,338	$ 0.66-1.19	$1.17	3.09
Exercised	—	$—	$—	—
Expired	(1,464,889)	$ 6.00-9.00	$8.59	—
Outstanding at September 30, 2024	7,045,875	$ 0.66-5.61	$3.81	1.98
Outstanding and exercisable at September 30, 2024	7,045,875	$ 0.66-5.61	$3.81	1.98

The following table summarizes information about warrants outstanding at September 30, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2024
$0.66	100,000	4.84	100,000
$1.19	2,208,338	2.84	2,208,338
$3.00	350,000	2.84	350,000
$5.25	4,166,682	1.29	4,166,682
$5.61	220,855	3.75	220,855
Total	7,045,875		7,045,875

NOTE 10 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provides for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event (as defined below) or Change of Control (as defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement (See Note 14 – Subsequent Events).

The Loans would have matured on February 2, 2026, if issued. Interest on any outstanding principal amount would have been at a rate of 10% per annum, payable monthly in arrears and at the maturity date. As of September 30, 2024, no amounts were drawn under the Debt Facility Agreement by the Company.

At closing of the Debt Facility, the Company issued to the Lender a warrant exercisable for five years for 100,000 shares of common stock at an exercise price of $0.66 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). The Closing Date Debt Facility Warrant was accounted for and classified as equity on the accompanying balance sheets.

At the time of any borrowing of Loans, the Company would have issued to the Lender additional warrants exercisable for five years for 50,000 shares of common stock (for each $500,000 of Loans borrowed) at the same per share exercise price as the Closing Date Debt Facility Warrant ( the “Additional Debt Facility Warrants”, and together with the Closing Date Debt Facility Warrant, the “Debt Facility Warrants”).

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

The Company was permitted to voluntarily prepay the outstanding Loans at any time, without premium or penalty, upon five business days’ prior written notice to the Lender. The Company was required to prepay outstanding Loans upon the occurrence of (i) any Change of Control or (ii) certain other events as more fully described in the Debt Facility Agreement, but in any event including any capital raise or other transaction pursuant to which the Company received cumulative cash proceeds in excess of $5.0 million in the aggregate (each such event in this prong (ii), a “Monetization Event”). The obligations of the Company under the Debt Facility were secured by a first-priority security interest in substantially all assets of the Company, subject to certain exceptions set forth in the Debt Facility Agreement.

The Debt Facility Agreement included other customary representations and warranties, conditions, affirmative and negative covenants, and events of default.

Issuance costs incurred through September 30, 2024 in connection with the Debt Facility amounted to $202,656 which included legal fees of $74,532, warrant fair of the warrant issuance in the amount of $53,124 and a transaction fee to the lender in the amount of $75,000 and were initially recorded as a deferred cost on the accompanying balance sheets. The deferred costs were being amortized over the term of the Debt Facility. For the year ended September 30, 2024, $101,329 of the deferred costs were amortized and were included in the financing costs line item in the accompanying statements of operations.

NOTE 11 - Concentrations

Revenue

For the year ended September 30, 2024, one customer accounted for 90% of the Company’s product revenue and three customers accounted for the remaining 10% of product revenue. For the year ended September 30, 2023, one customer accounted for all of the Company’s product and collaborations revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system.

NOTE 12 - Income Taxes

The effective tax rate for the Company for the years ended September 30, 2024 and 2023 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the years ended September 30 is as follows:

	2024	2023
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Research credits	(2.4)	(1.7)
Stock-based compensation and other	1.9	0.8
Valuation allowance	29.2	29.6
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30:

	2024	2023
Deferred tax assets:
Federal and state operating loss carryforwards	$13,789,594	$11,657,158
Acquired intangibles	30,258	28,352
Accruals and other	97,803	63,301
Research and development capitalization	2,650,371	1,780,649
Research and development credit carryforwards	1,609,718	1,314,487
Stock-based compensation	986,952	788,790
Total deferred tax assets	19,164,696	15,632,737
Deferred tax liabilities:
Fixed assets and other	(136,659)	(204,829)
Total deferred tax liabilities	(136,659)	(204,829)
Valuation allowance	(19,028,037)	(15,427,908)
Net deferred tax assets	$—	$—

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

As of September 30, 2024 and 2023, the Company had gross deferred tax assets of approximately $19,165,000 and $15,633,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues from sales to the level of becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $19,028,000 and $15,428,000 as of September 30, 2024 and 2023, respectively. Net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2024 and 2023, the Company’s federal net operating loss carryforwards were approximately $47,958,000 and $40,571,000, respectively. The Company had federal research credit carryforwards as of September 30, 2024 and 2023 of approximately $1,304,000 and $1,074,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2024 and 2023, the Company had state net operating loss carryforwards of approximately $48,030,000 and $40,522,000, respectively. The Company had state research credit carryforwards of approximately $747,000 and $598,000 as of September 30, 2024 and 2023, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

	2024	2023
Unrecognized tax positions, beginning of year	$231,968	$—
Gross increase, current period tax positions	52,100	231,968
Unrecognized tax positions, end of year	$284,068	$231,968

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

In accordance with this guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the accompanying statements of operations.

The Company has tax filing obligations in the following jurisdictions: U.S. federal, Minnesota and California. The income tax returns since 2021 are subject to examination by the federal and state taxing authorities.

NeuroOne Medical Technologies Corporation

Notes to Financial Statements

NOTE 13 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees over age 21. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2024.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The Company did not make any contributions to the 401K Plan during the years ended September 30, 2024 and 2023.

NOTE 14 - Subsequent Events

On October 25, 2024, we entered into the Zimmer Amended and Restated Distribution Agreement with Zimmer pursuant to which we granted Zimmer the exclusive right and license to distribute our OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

On November 7, 2024, the Company terminated the Debt Facility Agreement and no amounts were drawn under the Debt Facility Agreement, The Company and paid the standby fee of $125,000 to the Lender.

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

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of September 30, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal year 2024, none of our other directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

NeuroOne Medical Technologies Corporation

Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation”, “Proposal No. 1 - Election of Class II Director,” and “Executive Officers,” and “Board and Committee Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation” and “Proposal No. 1 - Election of Class II Director - Non-Employee Director Compensation – 2024 Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Board and Committee Information.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021)

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3.1 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

NeuroOne Medical Technologies Corporation

Form 10-K

10.4.1 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4.2 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.5.1 +	First Amendment to NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023)

10.5.2 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.6 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.7 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.8 +	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.8.1 +	First Amendment to Employment Agreement between NeuroOne Medical Technologies Corporation and David A. Rosa dated September 9, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.9 + *	Non-Employee Director Compensation Policy

10.10 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on January 4, 2019)

10.12 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.12.1 +	First Amendment to Offer Letter between the Company and Steve Mertens, dated as of September 9, 2024 (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.13	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 29, 2019)

10.15	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

NeuroOne Medical Technologies Corporation

Form 10-K

10.16	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed on May 1, 2020)

10.17 +	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.17.1+	First Amendment to Offer Letter, dated as of September 9, 2024, by and between NeuroOne Medical Technologies Corporation and Ronald McClurg (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.18	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.19	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.20	Underwriting Agreement, dated October 13, 2021, between NeuroOne Medical Technologies Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on October 14, 2021)

10.21	Capital on Demand™ Sales Agreement, dated December 21, 2022 between NeuroOne Medical Technologies Corporation and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Annual Report on Form 10-K filed on December 22, 2022)

10.22	Underwriting Agreement, dated July 24, 2023, between NeuroOne Medical Technologies Corporation and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on July 27, 2023)

10.23#	Amended and Restated Exclusive Development and Distribution Agreement, dated October 25, 2024, by and between NeuroOne Medical Technologies Corporation and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 31, 2024)

10.24	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed August 7, 2024)

10.25	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed August 7, 2024)

10.26 ^	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed August 7, 2024)

10.27 +	Employment Offer Letter, dated as of November 10, 2023, by and between the Company and Christopher R. Volker (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023)

10.27.1 +	First Amendment to Offer Letter, dated as of September 9, 2024, by and between the Company and Christopher R. Volker (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.28 #	Loan and Security Agreement, dated as of August 2, 2024, by and between the Company and Growth Opportunity Funding, LLC (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on August 7, 2024)

NeuroOne Medical Technologies Corporation

Form 10-K

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	NeuroOne Medical Technologies Corporation Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates filed herewith.
**	Indicates furnished herewith.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
^	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish any omitted schedules or exhibits upon the request of the SEC. A list of the omitted schedules and exhibits to this agreement is as follows: Exhibit A: Schedule of Purchasers; Exhibit B: Form of Warrant; Exhibit C: Accredited Investor Qualification Questionnaire; Exhibit D: Bad Actor Questionnaire; and Exhibit E: Selling Stockholder Questionnaire.

+	Indicates management contract or compensatory plan.

(b)	The exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

NeuroOne Medical Technologies Corporation

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2024	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 17, 2024
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	December 17, 2024
Ronald McClurg	(Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 17, 2024
Paul Buckman

/s/ EDWARD ANDRLE	Member of the Board of Directors	December 17, 2024
Edward Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 17, 2024
Jeffrey Mathiesen