Form 10-Q
period 2024-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2025-02-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of February 10, 2025 was 30,862,542.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	December 31,	September 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,134,350	$1,460,042
Accounts receivable	2,368,913	176,636
Inventory	1,930,861	2,635,153
Deferred offering costs	82,962	142,633
Prepaid expenses	194,699	216,461
Total current assets	5,711,785	4,630,925
Intangible assets, net	61,683	67,262
Right-of-use asset	339,271	254,910
Property and equipment, net	381,711	416,843
Total assets	$6,494,450	$5,369,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$744,525	$1,029,206
Accrued expenses and other liabilities	826,386	1,184,014
Total current liabilities	1,570,911	2,213,220
Warrant liability	1,750,870	2,140,315
Operating lease liability, long term	237,377	194,392
Total liabilities	3,559,158	4,547,927

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,841,830 and 30,816,499 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively.	30,841	30,816
Additional paid–in capital	76,123,542	75,795,610
Accumulated deficit	(73,219,091)	(75,004,413)
Total stockholders’ equity	2,935,292	822,013
Total liabilities and stockholders’ equity	$6,494,450	$5,369,940

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2024	2023

Product revenue	$3,274,167	$977,649
Cost of product revenue	1,347,278	711,335
Product gross profit	1,926,889	266,314

License revenue	3,000,000	—

Operating expenses:
Selling, general and administrative	2,043,454	2,173,472
Research and development	1,172,228	1,483,317
Total operating expenses	3,215,682	3,656,789
Income (loss) from operations	1,711,207	(3,390,475)
Fair value change in warrant liability	389,445	—
Financing cost	(324,738)	—
Other income	9,408	45,575
Income (loss) before income taxes	1,785,322	(3,344,900)
Provision for income taxes	—	—
Net income (loss)	$1,785,322	$(3,344,900)
Net income (loss) per share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)
Number of shares used in per share calculations:
Basic	30,837,524	23,995,610
Diluted	30,880,415	23,995,610

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to equity financings	868,243	868	1,255,403	—	1,256,271
Issuance costs related to equity financings	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	$24,831	$70,424,528	$(66,031,203)	$4,418,156

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	30,816,499	$30,816	$75,795,610	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	37,798	37	(37)	—	—
Share repurchases for the payment of employee taxes	(12,467)	(12)	(11,255)		(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	30,841,830	$30,841	$76,123,542	$(73,219,091)	$2,935,292

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2024	2023

Operating activities
Net income (loss)	$1,785,322	$(3,344,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	65,127	58,657
Amortization of deferred offering costs	192,647	—
Debt termination costs reclassed to financing activities	132,091	—
Stock-based compensation	339,224	308,638
Fair value change in warrant liability	(389,445)	—
Non-cash lease expense	27,537	28,861
Change in assets and liabilities:
Accounts receivable	(2,192,277)	(543,399)
Inventory	704,292	118,029
Prepaid expenses and other assets	21,762	3,780
Accounts payable	(14,939)	79,527
Accrued expenses, operating leases and other liabilities	(463,292)	(518,584)
Net cash provided by (used in) operating activities	208,049	(3,809,391)
Investing activities
Purchase of property and equipment	(24,416)	(37,131)
Net cash used in investing activities	(24,416)	(37,131)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	—	1,256,271
Issuance costs attributed to common stock and warrants issued in private placements	(185,902)	(37,698)
Financing costs in connection with debt facility	(290,851)	—
Deferred issuance costs in connection with at-the-market offering program	(21,305)	—
Share repurchases for the payment of employee taxes	(11,267)	(13,559)
Net cash (used in) provided by financing activities	(509,325)	1,205,014
Net decrease in cash	(325,692)	(2,641,508)
Cash at beginning of period	1,460,042	5,322,493
Cash at end of period	$1,134,350	$2,680,985
Supplemental non-cash financing and investing transactions:
Unpaid deferred offering costs attributed to the at-the-market offering program	$41,657	$—
Unpaid debt issuance costs	$7,091	$—
Modification of right-of-use asset and associated lease liability	$111,898	$—

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

The Company received 510(k) clearance for three of its devices from the U.S. Food and Drug Administration (“FDA”), including: (i) its Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) its Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) its OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. The Company has a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute these three products in the brain. The Company’s other products and indications are still under development.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K. The condensed balance sheet at September 30, 2024 was derived from the audited financial statements of the Company.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 - Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations since inception, and an accumulated deficit of $73.2 million as of December 31, 2024. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company has adequate liquidity to fund its operations through April 2025. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and license revenue and by raising additional capital through equity or debt financings. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See “Note 7 – Zimmer Distribution Agreement and Other Product Revenue.

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

Product Revenue

Revenues from product sales are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. When the Company has consigned inventory at a customer, revenue is recognized at the point in time when the customer issues a purchase order to the Company and when control of the promised goods or services is transferred to the Company’s customers. At the inception of each customer contract, performance obligations are identified, and the total transaction price is allocated to the performance obligations.

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturers in connection with the Company’s strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products), OneRF product offerings (“OneRF Products”) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

License Revenue

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

Licenses of intellectual property and distribution rights: If the license to the Company’s intellectual property or distribution rights to an underlying product is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license or distribution rights when the license or distribution right is transferred to the customer, and the customer can use and benefit from the license or distribution right. For licenses or distribution rights that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license revenues based upon when the customer obtains control of each element.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement (See Note 9– Stockholders’ Equity). The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying condensed statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in the fair value of the warrant liability is recognized in the condensed statements of operations under the fair value change in the warrant liability line item.

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

As of December 31, 2024 and September 30, 2024, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaids and deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three months ended December 31, 2024 and 2023.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,750,870	$—	$—	$1,750,870
Total liabilities at fair value	$1,750,870	$—	$—	$1,750,870

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,140,315	$—	$—	$2,140,315
Total liabilities at fair value	$2,140,315	$—	$—	$2,140,315

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended December 31, 2024.

2024
Warrant liability
Balance as of beginning of period	$2,140,315
Change in fair value of warrant liability	(389,445)
Balance as of end of period	$1,750,870

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of licensed intellectual property, property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $38,543 and $49,272 for the three months ended December 31, 2024 and 2023, respectively.

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

Net income (loss) per share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income or loss per share of common stock is computed similarly to basic net income or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options and restricted stock units, while outstanding, are considered common stock equivalents for this purpose. Diluted net income or loss per share is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Incremental common stock equivalents that were antidilutive were excluded in calculating diluted net income or loss per share. For the three months ended December 31, 2023, no common stock equivalents were included in the diluted net loss per share because such inclusion would be anti-dilutive given the net loss reported for the prior year period.

The following table presents the computation of weighted average common shares considered in the computation of diluted net income (loss) per share during the three months ended December 31,

	2024	2023
Denominator (weighted average shares)
Basic common shares outstanding	30,837,524	23,995,610
Dilutive stock options	22,320	—
Dilutive warrants	20,571	—
Diluted common shares outstanding	30,880,415	23,995,610

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following potential common shares were not considered in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the three months ended December 31:

	2024	2023
Warrants	7,025,304	5,143,293
Stock options	2,791,776	2,814,096
Restricted stock units	1,091,953	355,691

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance must be applied retrospectively to all prior periods presented. The Company adopted this guidance on October 1, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended December 31, 2024 and 2023, $37,500 in royalty fees were incurred related to the WARF License during each of these periods and were reflected as a component of cost of product revenue.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended December 31, 2024 and 2023, zero and $269 in royalty fees were incurred related to the Mayo Agreement, respectively, and were reflected as a component of cost of product revenue.

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

Los Gatos Lease

On July 1, 2021, the Company entered into a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The facility space under the Los Gatos Lease is approximately 1,162 square feet. The Company took possession of the office space on July 2, 2021. The initial monthly rent under the Los Gatos Lease was $4,241. On November 4, 2022, the Los Gatos Lease was extended for an additional two years to December 31, 2024. The rent under the extended Los Gatos Lease ranged from $4,453 to $4,632 per month beginning on January 1, 2023. On December 17, 2024, the Los Gatos Lease was extended again for an additional two years to December 31, 2026. The rent under the newly extended Los Gatos Lease ranges from $4,939 to $5,087 per month beginning on January 1, 2025.

During the three months ended December 31, 2024 and 2023, rent expense associated with the facility leases, including cancellable arrangements, amounted to $69,178 and $43,053, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the three months ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$35,122	$34,070
Right-of -use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$111,898	$—

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2024	As of September 30, 2024

Right-of-use assets	$339,271	$254,910

Lease liabilities	$341,514	$260,160

Weighted average remaining lease term (years)	3.0	3.6
Weighted average discount rate	7.2%	7.4%

Maturity of the lease liabilities was as follows:

Calendar Year	As of December 31, 2024
2025	$125,359
2026	139,985
2027	81,708
2028	34,815
Total lease payments	381,867.
Less imputed interest	(40,353)
Total	341,514
Short-term portion (included in other liabilities)	(104,137)
Long-term portion	$237,377

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of December 31, 2024	As of September 30, 2024
Component inventory	$915,641	$877,065
Work-in-process	135,254	192,360
Finished goods	879,966	1,565,728
Total	$1,930,861	$2,635,153

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2024	12-13 years	$67,262
Less: amortization		(5,579)
Net Intangibles, December 31, 2024		$61,683

Amortization expense was $5,579 for each of the three months ended December 31, 2024 and 2023.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2024	As of September 30, 2024
Equipment and furniture	$1,000,719	$976,303
Total property and equipment	1,000,719	976,303
Less accumulated depreciation	(619,008)	(559,460)
Property and equipment, net	$381,711	$416,843

Depreciation expense was $59,548 and $53,078 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of December 31, 2024	As of September 30, 2024
Accrued payroll	$322,546	$950,260
Operating lease liability, short term	104,137	65,768
Royalty payments	141,459	108,036
Other	258,244	59,950
Total	$826,386	$1,184,014

NOTE 7 – Zimmer Distribution Agreement and Other Product Revenue

On October 25, 2024, the Company entered into the Zimmer Amended and Restated Distribution Agreement (the “Amendment”) with Zimmer pursuant to which the Company granted Zimmer the exclusive right and license to distribute its OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

The Company and Zimmer previously entered into an Exclusive Development and Distribution Agreement dated July 20, 2020, related to the SEEG and Strip/Grid Product Systems, which was subsequently amended pursuant to the terms and conditions of a letter agreement dated January 6, 2021, a Second Amendment to Exclusive Development and Distribution Agreement dated June 28, 2022, and a Third Amendment to Exclusive Development and Distribution Agreement dated August 2, 2022 (collectively, the “EDDA”).The EDDAs executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, the Company and Zimmer agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the Amendment, Zimmer paid the Company $3.0 million for an exclusive RF Distribution License (the “RF Distribution License” and “License”) for commercialization of its OneRF™ product. In addition, the Company is eligible to receive a future milestone payment of $1.0 million upon reaching a one-time sales volume threshold.

The revised term under the Amendment (the “Term”) began on the effective date of the Amendment and will remain in effect until October 31, 2034. Upon the expiration of the Term, it may be renewed upon the mutual written of the parties. The Amended and Restated Exclusive Development and Distribution Agreement may be terminated before the expiration of the Term in accordance with certain terms under the Amendment. In addition, the license rights granted to Zimmer under this Amendment shall be exclusive (i) until September 30, 2032 for the SEEG Products and Strip/Grid Products; and (ii) until October 31, 2034 for the OneRF™ Product System.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

License Revenue

The Amendment was accounted for under the provisions of ASC 606 as a separate contract from the prior EDDAs. In accordance with the provisions under ASC 606, the Company identified the transfer of the RF Distribution License as the sole performance obligation of the RF Distribution License. The distribution rights granted to Zimmer, inclusive of the access to the underlying intellectual property for future production of the OneRF Product if required, was found to have significant standalone functionality as no additional substantive input was required by the Company on a go forward basis. Lastly, ancillary support related to the Amendment was concluded to be a perfunctory obligation and de minimis in terms of required resources.

The transaction price associated with the Amendment was $3.0 million, which was comprised solely of the One RF Exclusivity Fee and was allocated totally to RF Distribution License performance obligation.

Sales Volume Milestone and Payment

The sales volume milestone associated with the Amendment was determined by sales or usage-based thresholds. The sales volume milestone was accounted for under the sales milestone recognition constraint and will be accounted for as constrained variable consideration. The Company has applied the sales volume constraint to the milestone payment and will not recognize revenue until the sales volume threshold occurs.

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ended December 31, 2024 was $3.0 million.

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products. Product revenue recognized during the three months ended December 31, 2024 and 2023 was $3,274,167 and $977,649, respectively. All product revenue was comprised of OneRF Product revenue during the three months ended December 31, 2024. There was no OneRF Product revenue recognized during the prior year period presented. OneRF Products were subject to the Amendment upon its execution in October 2024.

NOTE 8 – Stock-Based Compensation

During the three months ended December 31, 2024 and 2023, stock-based compensation expense was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2024	2023
Selling, general and administrative	$269,629	$243,198
Research and development	69,595	65,440
Total stock-based compensation expense	$339,224	$308,638

The Company’s 2017 Equity Incentive Plan (“2017 Plan”) provides for the issuance of restricted shares and stock options to employees, directors, and consultants of the Company.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Inducement Plan

In addition to the Company’s 2017 Plan, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”) on October 4, 2021, pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such a rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares for a total of 570,350 shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan.

Evergreen Provision

Under the 2017 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2017 Plan is approved by the stockholders of the Company, commencing on January 1, 2019 and ending on (and including) January 1, 2027, to an amount equal to 13% of the fully-diluted shares outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Company’s Board of Directors may act prior to January 1st of a given year to ensure that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. “Fully Diluted Shares” as of a date means an amount equal to the number of shares of common stock (i) outstanding and (ii) issuable upon exercise, conversion or settlement of outstanding awards under the 2017 Plan and any other outstanding options, warrants or other securities of the Company that are (directly or indirectly) convertible or exchangeable into or exercisable for shares of common stock, in each case as of the close of business of the Company on December 31 of the preceding calendar year. On January 1, 2024, 1,051,556 shares were added to the 2017 Plan as a result of the evergreen provision. See Note 13 – Subsequent Events related to additional shares added to the 2017 Plan effective January 1, 2025.

Stock Options

During the three months ended December 31, 2024 and 2023, under the 2017 Plan and the Inducement Plan, the Company granted zero and 1,160,669 stock options, respectively, to its employees and consultants. Vesting generally occurs over a 48-month period based on a time-of-service condition. The weighted-average grant date fair value of the grants issued during the three months ended December 31, 2023 was $1.08 per share. The total expense for the three months ended December 31, 2024 and 2023 related to stock options was $202,954 and $187,431, respectively. The total number of stock options outstanding as of December 31, 2024 and September 30, 2024 was 2,814,096.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three months ended December 31, 2023:

2023
Expected stock price volatility	112.0%
Expected life of options (years)	6.1
Expected dividend yield	0%
Risk free interest rate	4.7%

During the three months ended December 31, 2024 and 2023, 394,450 and 56,616 stock options vested, and zero and 55,000 stock options were forfeited during these periods, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Restricted Stock Units

There were no restricted stock units (“RSUs”) granted during the three months ended December 31, 2024 and 2023. 37,809 and 37,679 previously granted RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2024 and 2023 related to these RSUs was $136,270 and $121,207, respectively. No RSUs were forfeited during the three months ended December 31, 2024 and 2023.

General

As of December 31, 2024, 297,461 shares were available in the aggregate for future issuance under the 2017 Equity Incentive Plan and Inducement Plan. Unrecognized stock-based compensation was $2,034,404 as of December 31, 2024. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.6 years.

NOTE 9 – Stockholders’ Equity

August 2024 Private Placement

On August 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 2,944,446 shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 2,208,333 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

The PIPE Warrants are exercisable beginning on the date of issuance, have an exercise price of $1.19 per share, subject to adjustment, and will expire on the third anniversary of the date of issuance. One of the Purchasers in the 2024 Private Placement included Paul Buckman, a director on the Company’s Board of Directors.

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on December 31, 2024 and September 30, 2024: risk-free interest rate 4.17% and 3.53%, respectively; expected volatility of 110.20% and 115.7%; respectively; expected life of 2.59 years and 2.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of December 31, 2024 and September 30, 2024. The Company recorded the fair value change of the PIPE Warrants in the amount of $389,445 the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three months ended December 31, 2024.

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) that created an at-the-market offering program (“ATM”) under which the Company may offer and sell common stock having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $2.6 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $4.8 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, the Company further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

During the three months ended December 31, 2023, 868,243 shares of common stock were issued under the ATM for an aggregate offering price of $1,256,271.

There were no shares issued out of the ATM during the three months ending December 31, 2024. Lastly, the Company incurred deferred offering costs related to the ATM during the three months ended December 31, 2024 of $41,657.

The total aggregate offering price and common stock issued since the inception of the ATM though December 31, 2024 was $7,586,562 and 5,188,590 shares, respectively. Cumulative issuance costs incurred under the ATM through December 31, 2024 was $554,285 of which $82,962 was included as a deferred cost on the condensed balance sheets as of December 31, 2024.

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2024	7,045,875	$0.66-5.61	$3.81	1.98
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at December 31, 2024	7,045,875	$0.66-5.61	$3.81	1.73

The following table summarizes information about warrants outstanding at December 31, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at December 31, 2024
$0.66	100,000	4.59	100,000
$1.19	2,208,338	2.59	2,208,338
$3.00	350,000	2.58	350,000
$5.25	4,166,682	1.04	4,166,682
$5.61	220,855	3.50	220,855
Total	7,045,875		7,045,875

NOTE 10 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event (as defined in the Debt Facility Agreement) or Change of Control (as defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. The Company paid a termination fee of $125,000 to the Lender and incurred additional legal fees of $7,091 related to the termination. The Company also incurred non-termination Debt Facility costs of $192,647 during the three-months ended December 31, 2024.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

At closing of the Debt Facility, the Company issued to the Lender a warrant exercisable for five years for 100,000 shares of common stock at an exercise price of $0.66 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). The Closing Date Debt Facility Warrant was accounted for and classified as equity on the accompanying condensed balance sheets.

NOTE 11 – Concentrations

Revenue

For the three months ended December 31, 2024, one customer accounted for 91% of the Company’s product revenue and three customers accounted for the remaining 9% of product revenue. For the three months ended December 31, 2023, one customer accounted for all of the Company’s product and license revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system.

NOTE 12 – Income Taxes

The effective tax rate for the three months ended December 31, 2024 and 2023 was zero percent. As a result of the analysis of all available evidence as of December 31, 2024 and September 30, 2024, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2024 and 2023. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense.  If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 13 – Subsequent Events

2017 Plan Evergreen Provision

Effective January 1, 2025, 1,124,446 shares were added to the 2017 Plan as a result of the evergreen provision. See Note 8 – Stock-Based Compensation.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended September 30, 2024.

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, and our OneRF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode, RF ablation system, and technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes;

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our cortical strip, grid electrode and depth electrode and RF ablation technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode and RF ablation technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders;

NeuroOne Medical Technologies Corporation
Form 10-Q

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

We have incurred mostly losses since inception. As of December 31, 2024, we had an accumulated deficit of $73.2 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

NeuroOne Medical Technologies Corporation
Form 10-Q

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of products based on our cEEG and sEEG technology, and OneRF System, and through milestone and other payments from our current collaboration and distribution arrangement with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate a higher level of revenue from commercial sales, and we will need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources.

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

Recent Developments

Corporate Updates

Zimmer Amended and Restated Distribution Agreement

On October 25, 2024, we entered into the Zimmer Amended and Restated Distribution Agreement (the “Amendment”) with Zimmer, Inc. (“Zimmer”) pursuant to which we granted Zimmer the exclusive right and license to distribute our OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

We previously entered into an Exclusive Development and Distribution Agreement dated July 20, 2020 with Zimmer, related to the SEEG and Strip/Grid Product Systems, which was subsequently amended pursuant to the terms and conditions of a letter agreement dated January 6, 2021, a Second Amendment to Exclusive Development and Distribution Agreement dated June 28, 2022, and a Third Amendment to Exclusive Development and Distribution Agreement dated August 2, 2022 (collectively, the “EDDA”).The EDDAs executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, we granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, we agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the Amendment, Zimmer paid us $3.0 million for an exclusive RF Distribution License (the “RF Distribution License” and “License”) for commercialization of its OneRF™ product. In addition, we are eligible to receive a future milestone payment of $1.0 million upon reaching a one-time sales volume threshold.

NeuroOne Medical Technologies Corporation
Form 10-Q

The revised term under the Amendment (the “Term”) began on the Effective Date and will remain in effect until October 31, 2034. Upon the expiration of the Term, it may be renewed upon the mutual written of the Parties. The Amended and Restated Exclusive Development and Distribution Agreement may be terminated before the expiration of the Term only by the Parties in accordance with certain terms under the Amendment. In addition, the license rights granted to Zimmer under this Amendment shall be exclusive (i) from the Original Effective Date until September 30, 2032 for the SEEG Products and Strip/Grid Products (the “SEEG and Strip/Grid Product Term”); and (ii) from the Effective Date until October 31, 2034 for the OneRF™ Product System (the “RF Term”).

Nasdaq Notice

As previously reported, on July 11, 2024, we received a letter (the “Bid Price Deficiency Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days from July 11, 2024, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement.

On January 8, 2025, we received a letter from the Staff indicating the Company’s continued non-compliance with the Minimum Bid Price Requirement. The letter further informed us that our common stock would be delisted from the Nasdaq Capital Market unless the Company appeals the Staff’s delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”).

On January 15, 2025, the Company requested a hearing before the Panel to appeal the determination by the Staff, and to present its plan to regain and sustain compliance with the Minimum Bid Price Requirement. The request was granted and a hearing was scheduled for February 20, 2025.

On February 3, 2025, the Company received a letter from the Staff of Nasdaq that the Company’s bid price deficiency had been cured and that the Company was in compliance with all applicable listing standards.

Based on the foregoing, the previously scheduled Nasdaq hearing has been cancelled and the matter is now closed.

Financing

Debt Facility Agreement

In August 2024, we entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the Lender, which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million. On November 7, 2024, we mutually agreed with the Lender to terminate the loan facility under which no amounts were drawn under the facility.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

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

Product Gross Profit

Product gross profit represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products, OneRF Products and outside supplier materials costs of producing the Electrode Cable Assembly Products. In addition, the cost of product revenue includes royalty fees incurred in connection with our license agreements.

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ending December 31, 2024 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Amended and Restated Zimmer Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of cEEG strip/grid, sEEG depth electrode, OneRF ablation system and electrode cable assembly products. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, further commercialization of our cortical strip and grid technology, ablation system and our depth electrode technology, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company-related costs.

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

Fair Value Change in Warrant Liability

The net change in the fair value line item is attributed to the warrant liability while outstanding.

Financing Costs

Financing costs consists of the amortization of the deferred issuance costs and other lending costs in connection with the debt facility (as described further below).

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

The following table sets forth the results of operations for the three months ended December 31, 2024 and 2023, respectively.

	For the three months ended December 31, (unaudited)
	2024	2023	Period to Period Change

Product revenue	$3,274,167	$977,649	$2,296,518
Cost of product revenue	1,347,278	711,335	635,943
Product gross profit	1,926,889	266,314	1,660,575

License revenue	3,000,000	—	3,000,000

Operating expenses:
Selling, general and administrative	2,043,454	2,173,472	(130,018)
Research and development	1,172,228	1,483,317	(311,089)
Total operating expenses	3,215,682	3,656,789	(441,107)
Income (loss) from operations	1,711,207	(3,390,475)	5,101,682
Fair value change in warrant liability	389,445	—	389,445
Financing cost	(324,738)	—	(324,738)
Other income	9,408	45,575	(36,167)
Income (loss) before income taxes	1,785,322	(3,344,900)	5,130,222
Provision for income taxes	—	—	—
Net income (loss)	$1,785,322	$(3,344,900)	$5,130,222

NeuroOne Medical Technologies Corporation
Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $3.3 million during the three months ended December 31, 2024 with a gross profit and gross profit percentage of $1.9 million and 58.9%, respectively. Product revenue was $1.0 million during the three months ended December 31, 2023 with a gross profit and gross profit percentage of $0.3 million and 27.2%, respectively. The increase in gross profit percentage during the current period was largely due to the higher sales volume that exceeded fixed royalty and overhead period costs and due to lower overall material supply costs in the current period. Product revenue consisted of Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products sales. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 in connection with our license agreements during each of the three months ended December 31, 2024 and 2023, respectively.

License Revenue

License revenue was $3.0 million for the three months ended December 31, 2024. License revenue during the current period related to the distribution license granted to Zimmer for the OneRF Product in October 2024. No license revenue was generated from the Amended and Restated Zimmer Development Agreement during the three months ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended December 31, 2024, compared to $2.2 million for the three months ended December 31, 2023. The $130,000 decrease was primarily due to an overall decrease in legal, investor relations, and other professional service fees. Selling, general and administrative expenses included stock-based compensation of $270,000 and $243,000 during the three months ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses were $1.2 million for the three months ended December 31, 2024, compared to $1.5 million during the three months ended December 31, 2023. The $0.3 million decrease period over period was attributed largely to the timing of development of activities, which primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of OneRF Products, depth electrode products and to a lesser extent strip/grid products. Research and development expenses included stock-based compensation of $70,000 and $65,000 during the three months ended December 31, 2024 and 2023, respectively.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended December 31, 2024 was $0.4 million benefit. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the three months ended December 31, 2023 that were measured on a fair value basis.

Financing Costs

Financing costs during the three months ended December 31, 2024 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024. We did not incur any financing costs during the three months ended December 31, 2023.

Other Income

Other income during the three months ended December 31, 2024 consisted of interest income in the amount of $9,000 attributed to our cash and cash equivalents.

Other income during the three months ended December 31, 2023 consisted of interest income in the amount of $46,000 attributed to our cash and cash equivalents.

NeuroOne Medical Technologies Corporation
Form 10-Q

Liquidity and Capital Resources

Overview

As of December 31, 2024, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $1.1 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our agreement with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation and the Mayo Foundation for Medical Education and Research as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company. On August 2, 2024, we closed the 2024 Private Placement, a private placement of shares of common stock and warrants for total gross proceeds of approximately $2.65 million, and entered into the Debt Facility, a delayed draw term debt facility in an aggregate principal amount not to exceed $3.0 million which was ultimately not used.

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

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

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Through December 31, 2024, we have issued 5,188,590 shares of common stock under the ATM for gross proceeds in the amount of $7.6 million. We incurred issuance costs in connection with the ATM in the amount of $0.6 million through December 31, 2024, of which $83,000 was reflected as a deferred cost on our balance sheet. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million.

NeuroOne Medical Technologies Corporation
Form 10-Q

Debt Facility Financing

On August 2, 2024, we entered into the Debt Facility Agreement with Growth Opportunity Funding, LLC, as the Lender, which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million. We were permitted to borrow loans under the Debt Facility Agreement from time to time, for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event as defined in the Debt Facility Agreement or a change of control, or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. Total costs incurred under the debt facility financing was $0.4 million.

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

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2027.

We expect to satisfy our short-term and long-term obligations through cash on hand and, until we generate an adequate level of revenue from commercial sales to cover expenses, if ever, from future equity and debt financings.

Liquidity Outlook

For a discussion of potential fee payments under the Amended and Restated Zimmer Development Agreement, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Products are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  On October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer to provide Zimmer with the exclusive right and license to distribute also our OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

At December 31, 2024, we had cash and cash equivalents in the aggregate of approximately $1.1 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2024	2023
Net cash provided by (used in) operating activities	$208,049	$(3,809,391)
Net cash used in investing activities	(24,416)	(37,131)
Net cash (used in) provided by financing activities	(509,325)	1,205,014
Net decrease in cash	$(325,692)	$(2,641,508)

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $0.2 million for the three months ended December 31, 2024, which consisted of net income of $1.8 million inclusive of non-cash stock-based compensation, depreciation, amortization related to intangible assets and deferred costs, non-cash lease expense, fair value change in warrant liability and reclass of debt facility termination costs totaling approximately $0.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of approximately $2.0 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in accounts receivable in connection with the Zimmer Distribution Agreement and to a decrease in accrued expenses and accounts payable, offset in part by decreases in prepaid expenses and inventory on hand attributed to the timing of payments and purchases.

Net cash used in operating activities was $3.8 million for the three months ended December 31, 2023, which consisted of a net loss of $3.3 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets and non-cash lease expense, totaling approximately $0.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of $0.9 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in accounts receivable in connection with the Zimmer Distribution Agreement and to a decrease in accrued expenses, offset in part by decreases in prepaid expenses and inventory on hand attributed to the timing of payments and purchases.

Net cash used in investing activities

Net cash used in investing activities for the three months ended December 31, 2024 was $24,000 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities for the three months ended December 31, 2023 was $37,000 and consisted of outlays for purchases of property and equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.5 million for the three months ended December 31, 2024, which consisted of the payment of issuance costs related to the August 2024 Private Placement that were unpaid as of September 30, 2024, debt facility costs, and deferred issuance costs in connection with ATM. In addition, there were common stock repurchases for the payment of withholding taxes.

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

Revenues:

For discussion about the determination of license revenue and product revenue, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Stock-based Compensation

For discussions about the application of grant date fair value associated with our stock-based compensation, see “Note 8 — Stock-Based Compensation” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 9 – Stockholders’ Equity” included in “Part 1, Item 1 – Financial Statements” in this Report.

NeuroOne Medical Technologies Corporation
Form 10-Q

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 12 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 12 – Income Taxes” in Part II, Item 8 “Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024.

10.1	Amended and Restated Exclusive Development and Distribution Agreement, dated October 25, 2024, by and between NeuroOne and Zimmer (incorporated by reference to Exhibit 10.1 on the Registrant's Current Report on Form 8-K filed on October 31, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2025

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)