Form 10-Q
period 2025-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2025-05-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of May 9, 2025 was 49,817,835.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	March 31,	September 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,320,251	$1,460,042
Accounts receivable	318,780	176,636
Inventory	1,834,607	2,635,153
Deferred offering costs	72,377	142,633
Prepaid expenses	208,067	216,461
Total current assets	3,754,082	4,630,925
Intangible assets, net	56,104	67,262
Right-of-use asset	311,652	254,910
Property and equipment, net	334,853	416,843
Total assets	$4,456,691	$5,369,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$910,754	$1,029,206
Accrued expenses and other liabilities	852,587	1,184,014
Total current liabilities	1,763,341	2,213,220
Warrant liability	1,360,519	2,140,315
Operating lease liability, long term	206,973	194,392
Total liabilities	3,330,833	4,547,927

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,385,526 and 30,816,499 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively.	31,385	30,816
Additional paid–in capital	76,584,171	75,795,610
Accumulated deficit	(75,489,698)	(75,004,413)
Total stockholders’ equity	1,125,858	822,013
Total liabilities and stockholders’ equity	$4,456,691	$5,369,940

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Product revenue	$1,386,550	$1,377,294	$4,660,717	$2,354,943
Cost of product revenue	615,489	986,875	1,962,767	1,698,210
Product gross profit	771,061	390,419	2,697,950	656,733

License revenue	—	—	3,000,000	—

Operating expenses:
Selling, general and administrative	1,940,414	2,002,949	3,983,868	4,176,421
Research and development	1,510,663	1,273,568	2,682,891	2,756,885
Total operating expenses	3,451,077	3,276,517	6,666,759	6,933,306
Loss from operations	(2,680,016)	(2,886,098)	(968,809)	(6,276,573)
Fair value change in warrant liability	390,351	—	779,796	—
Financing costs	—	—	(324,738)	—
Other income, net	19,058	31,008	28,466	76,583
Loss before income taxes	(2,270,607)	(2,855,090)	(485,285)	(6,199,990)
Provision for income taxes	—	—	—	—
Net loss	$(2,270,607)	$(2,855,090)	$(485,285)	$(6,199,990)

Net loss per share:
Basic and diluted	$(0.07)	$(0.11)	$(0.02)	$(0.25)
Number of shares used in per share calculations:
Basic and diluted	31,111,786	25,910,478	30,973,149	24,947,813

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to equity financings	868,243	868	1,255,403	—	1,256,271
Issuance costs related to equity financings	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	24,831	70,424,528	(66,031,203)	4,418,156

Issuance of common stock attributed to equity financings	1,461,353	1,461	2,092,735	—	2,094,196
Issuance costs related to equity financings	—	—	(148,382)	—	(148,382)
Stock-based compensation	—	—	356,858	—	356,858
Issuance of common stock upon vesting of restricted stock units	37,689	38	(38)	—	—
Share repurchases for the payment of employee taxes	(8,382)	(8)	(11,287)	—	(11,295)
Net loss	—	—	—	(2,855,090)	(2,855,090)
Balance at March 31, 2024	26,321,750	$26,322	$72,714,414	$(68,886,293)	$3,854,443

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	30,816,499	$30,816	$75,795,610	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	37,798	37	(37)	—	—
Share repurchases for the payment of employee taxes	(12,467)	(12)	(11,255)		(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	30,841,830	30,841	76,123,542	(73,219,091)	2,935,292

Issuance of common stock attributed to equity financings	355,899	356	413,681	—	414,037
Issuance costs related to equity financings	—	—	(95,929)	—	(95,929)
Stock-based compensation	—	—	250,170	—	250,170
Issuance of common stock upon vesting of restricted stock units	282,128	282	(282)	—	—
Share repurchases for the payment of employee taxes	(94,331)	(94)	(107,011)	—	(107,105)
Net loss	—	—	—	(2,270,607)	(2,270,607)
Balance at March 31, 2025	31,385,526	$31,385	$76,584,171	$(75,489,698)	$1,125,858

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(485,285)	$(6,199,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	130,761	119,557
Stock-based compensation	589,394	665,496
Amortization of deferred offering costs	192,647	—
Non-cash lease expense	55,156	58,335
Fair value change in warrant liability	(779,796)	—
Debt termination costs reclassed to financing activities	132,091	—
Change in assets and liabilities:
Accounts receivable	(142,144)	(555,639)
Inventory	800,546	415,013
Prepaid expenses	8,394	(144,031)
Accounts payable	80,885	76,899
Accrued expenses, deferred revenue, operating leases and other liabilities	(430,744)	(420,194)
Net cash provided by (used in) operating activities	151,905	(5,984,554)
Investing activities
Purchase of property and equipment	(27,587)	(68,491)
Net cash used in investing activities	(27,587)	(68,491)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	414,037	3,350,467
Issuance costs related equity financings	(261,832)	(160,406)
Financing costs in connection with debt facility	(297,942)	—
Share repurchases for the payment of employee taxes	(118,372)	(24,854)
Net cash (used in) provided by financing activities	(264,109)	3,165,207
Net decrease in cash and cash equivalents	(139,791)	(2,887,838)
Cash and cash equivalents at beginning of period	1,460,042	5,322,493
Cash and cash equivalents at end of period	$1,320,251	$2,434,655

Supplemental non-cash financing and investing transactions:
Unpaid issuance costs in accounts payable and accrued expenses	$72,377	$25,674
Modification of right-of-use asset and associated lease liability	$111,898	$—
Purchased property and equipment in accounts payable	$10,026	$14,800

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

The Company has received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for three of its devices: (i) its Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) its Evo® sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain; and (iii) its OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. The Company has a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute these three products in the brain. The Company’s other products and indications are still under development.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. The Company does not currently anticipate any meaningful impact from current or proposed tariffs on imported goods.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 2 – Liquidity

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations since inception, and an accumulated deficit of $75.5 million as of March 31, 2025. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company's ability to continue as a going concern. As of March 31, 2025, the Company had $1.3 million in cash and cash equivalents and, as disclosed in “Note 13 – Subsequent Events,” the Company received net proceeds of approximately $8.2 million from the April 2025 Financing. The Company believes its current available cash and cash equivalents inclusive of the April 2025 Financing, coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the Zimmer Amendment and forecasted operating expense reductions, will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these financial statements.

In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future; however, these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See “Note 7 – Zimmer Distribution Agreement and Other Product Revenue.”

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturers in connection with OneRF Ablation system (the “OneRF Products”), strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements.

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

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement. See “Note 12– Stockholders’ Equity”. The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying condensed statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in the fair value of the warrant liability is recognized in the condensed statements of operations under the fair value change in the warrant liability line item.

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

As of March 31, 2025 and September 30, 2024, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaids and deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,360,519	$—	$—	$1,360,519
Total liabilities at fair value	$1,360,519	$—	$—	$1,360,519

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,140,315	$—	$—	$2,140,315
Total liabilities at fair value	$2,140,315	$—	$—	$2,140,315

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended March 31, 2025.

2025
Warrant liability
Balance as of beginning of period	$2,140,315
Change in fair value of warrant liability	(779,796)
Balance as of end of period	$1,360,519

There were no financial instruments measured on a non-recurring basis during the periods presented.

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
Notes to Condensed Financial Statements
(unaudited)

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $45,000 and $83,543 for the three and six months ended March 31, 2025, respectively. Total advertising expense amounted to $15,781 and $65,053 for the three and six months ended March 31, 2024, respectively.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and six months ended March 31, 2025 and 2024.

The following potential common shares were not considered in the computation of basic net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2025 and 2024:

	2025	2024
Warrants	7,045,875	4,863,566
Stock options	2,865,171	2,879,096
Restricted stock units	886,739	1,329,881

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

During the three months ended March 31, 2025 and 2024, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the six months ended March 31, 2025 and 2024, $75,000 in royalty fees were incurred during each of these periods related to the WARF License. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.  During the three months ended March 31, 2025 and 2024, zero and $4,146 in royalty fees were incurred related to the Mayo Agreement, respectively. During the six months ended March 31, 2025 and 2024, zero and $4,415 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

During the three and six months ended March 31, 2025, rent expense associated with the facility leases amounted to $70,065 and $139,243, respectively. During the three and six months ended March 31, 2024, rent expense associated with the facility leases amounted to $43,052 and $86,105, respectively

Supplemental cash flow information related to the operating leases was as follows:

	For the Six Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$71,164	$68,673
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111,898	$—

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2025	As of September 30, 2024

Right-of-use assets	$311,652	$254,910

Lease liabilities	$311,413	$260,160

Weighted average remaining lease term (years)	2.8	3.6
Weighted average discount rate	7.2%	7.4%

Maturity of the lease liabilities was as follows:

Calendar Year	As of March 31, 2025
2025	$89,317
2026	139,985
2027	81,708
2028	34,815
Total lease payments	345,825
Less imputed interest	(34,412)
Total	311,413
Short-term portion (included in other liabilities)	(104,440)
Long-term portion	$206,973

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of March 31, 2025	As of September 30, 2024
Component inventory	$959,059	$877,065
Work-in-process	329,877	192,360
Finished goods	545,671	1,565,728
Total	$1,834,607	$2,635,153

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2024	12-13 years	$67,262
Less: amortization		(11,158)
Net Intangibles, March 31, 2025		$56,104

Amortization expense was $5,579 and $11,158 for the three and six months ended March 31, 2025, respectively, and $5,579 and $11,158 for the three and six months ended March 31, 2024, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2025	As of September 30, 2024
Equipment and furniture	$1,013,916	$976,303
Total property and equipment	1,013,916	976,303
Less accumulated depreciation	(679,063)	(559,460)
Property and equipment, net	$334,853	$416,843

Depreciation expense was $60,055 and $119,603 for the three months and six months ended March 31, 2025, respectively, and $55,321 and $108,399 for the three and six months ended March 31, 2024, respectively.

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2025 and September 30, 2024:

	As of March 31, 2025	As of September 30, 2024
Accrued payroll	$650,064	$950,260
Operating lease liability, short term	104,440	65,768
Royalty payments	37,500	108,036
Other	60,583	59,950
Total	$852,587	$1,184,014

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

The transaction price associated with the Amendment was $3.0 million, which was comprised solely of the OneRF Exclusivity Fee and was allocated totally to RF Distribution License performance obligation.

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

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the six months ended March 31, 2025 was $3.0 million.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products.

Product revenue recognized during the three and six months ended March 31, 2025 was $1,386,550 and $4,660,717, respectively and was comprised solely of OneRF Product revenue. OneRF Products were subject to the Amendment upon its execution in October 2024.

Product revenue recognized during the three and six months ended March 31, 2024 was $1,377,294 and $2,354,943, respectively, and was comprised of Strip/Grid Products, sEEG Products and Electrode Cable Assembly Products.

NOTE 8 – Stock-Based Compensation

During the three and six months ended March 31, 2025 and 2024, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Selling, general and administrative	$195,559	$280,516	$465,189	$523,714
Research and development	54,611	76,342	124,205	141,782
Total stock-based compensation expense	$250,170	$356,858	$589,394	$665,496

2025 Equity Incentive Plan

On January 10, 2025, the Board of Directors of the Company adopted the NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (the “2025 Plan”). On February 14, 2025, at the 2025 annual meeting of stockholders, the stockholders of the Company approved the 2025 Plan.

The 2025 Plan is the successor to and continuation of the 2017 Plan and to the 2016 Plan (the “Prior Plans”). As of the Effective Date, (i) no additional awards may be granted under the Prior Plans; (ii) any Returning Shares will become available for issuance pursuant to Awards granted under the 2025 Plan; and (iii) all outstanding awards granted under the Prior Plans will remain subject to the terms of the Prior Plans (except to the extent such outstanding awards result in returning shares that become available for issuance pursuant to awards granted under the 2025 Plan.

Initially, the maximum number of shares of the Company’s Common Stock (the “Common Stock”), that may be issued under the 2025 Plan may not exceed (1) 3,000,000 and (2) any shares subject to outstanding stock awards under the NeuroOne Medical Technologies 2017 Equity Incentive Plan that are forfeited or otherwise returned to the share reserve.

Inducement Plan

In October 2021, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such a rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares for a total of 570,350 shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

2017 Plan and Evergreen Provision

On January 1, 2025, 1,124,446 shares were added to the 2017 Plan as a result of the evergreen provision within the 2017 Plan. However, upon the adoption of the 2025 Plan, there will be no further issuance of grants under the 2017 Plan and any forfeitures of grants issued under the 2017 Plan will be added to the amount available for future issuance under the 2025 Plan. Grants issued under the 2017 Plan will continue to be governed under the terms of the 2017 Plan.

Stock Options

During the three months ended March 31, 2025 and 2024, the Company granted 51,075 and 65,000 stock options, respectively, to its board of directors and employees. During the six months ended March 31, 2025 and 2024, the Company granted 51,075 and 1,225,669 stock options, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over a 12 to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended March 31, 2025 and 2024 was $0.98 and $0.91 per share, respectively. The grant date fair value of the grants issued during the six months ended March 31, 2025 and 2024 was $0.98 and $1.08 per share, respectively.

The total expense for the three months ended March 31, 2025 and 2024 related to stock options was $128,378 and $214,188 , respectively. The total expense for the six months ended March 31, 2025 and 2024 related to stock options was $331,332 and $401,619, respectively. The total number of stock options outstanding as of March 31, 2025 and September 30, 2024 was 2,865,171 and 2,814,096, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Expected stock price volatility	110.2%	111.7%	110.2%	111.9%
Expected life of options (years)	5.25	6.0	5.25	6.1
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	4.3%	4.3%	4.3%	4.6%

During the three months ended March 31, 2025 and 2024, 109,535 and 48,295 stock options vested, respectively, and zero stock options were forfeited. During the six months ended March 31, 2025 and 2024, 503,965 and 104,911 stock options vested, respectively, and zero and 55,000 stock options were forfeited during these periods, respectively. During the three and six months ended March 31, 2025 and 2024, no options were exercised.

Restricted Stock Units

During the three and six months ended March 31, 2025, the Company granted an aggregate of 83,334 restricted stock units (“RSUs”) to non-employee directors under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2025 was $1.20 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the three and six months ended March 31, 2024, the Company granted an aggregate of 1,006,725 RSUs to its employees and consultants under the 2017 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2024 was $1.03 per RSU. The RSUs granted vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

During the three months ended March 31, 2025 and 2024, 288,548 and 32,535 RSUs vested, respectively, and no RSUs were forfeited. During the six months ended March 31, 2025 and 2024, 326,358 and 70,214 RSUs vested, respectively, and no RSUs were forfeited. The total expense for the three months ended March 31, 2025 and 2024 related to these RSUs was $121,792 and $142,670, respectively. The total expense for the six months ended March 31, 2025 and 2024 related to these RSUs was $258,062 and $263,877, respectively.

General

As of March 31, 2025, 4,477,630 shares were available in the aggregate for future issuance under the 2025 Plan and Inducement Plan. Unrecognized stock-based compensation was $1,934,234 as of March 31, 2025. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE 9 – Concentrations

Revenue

For the three months and six months ended March 31, 2025, one customer accounted for 100% and 94% of the Company’s product revenue, respectively. For the three and six months ended March 31, 2024, one customer accounted for all of the Company’s product and license revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation generator and manufactures it.

NOTE 10 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2025 and 2024 was zero percent. As a result of the analysis of all available evidence as of March 31, 2025 and September 30, 2024, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2025 and 2024. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event (as defined in the Debt Facility Agreement) or Change of Control (as defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. The Company paid a termination fee of $125,000 to the Lender and incurred additional legal fees of $7,091 related to the termination. The Company also incurred non-termination Debt Facility costs of $192,647 during the six months ended March 31, 2025.

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

NOTE 12 – Stockholders’ Equity

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

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on March 31, 2025 and September 30, 2024: risk-free interest rate 3.82% and 3.53%, respectively; expected volatility of 99.3% and 115.7%; respectively; expected life of 2.34 years and 2.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of March 31, 2025 and September 30, 2024. The Company recorded the fair value change of the PIPE Warrants in the amount of $390,351 and $779,796, respectively, to the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three and six months ended March 31, 2025.

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) that created an at-the-market offering program (“ATM”) under which the Company may offer and sell common stock having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $2.6 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $4.8 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, the Company further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero. See “Note 13 – Subsequent Events.”

During the three and six months ended March 31, 2025, 355,899 shares of common stock were issued under the ATM for an aggregate offering price of $414,037. Issuance costs incurred under the ATM during the three and six months ended March 31, 2025 were $95,929.

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

The total aggregate offering price and common stock issued since inception of the ATM though March 31, 2025 was $8,000,600 and 5,544,489 shares, respectively.

Warrant Activity and Summary

There were no warrant exercises or expirations during the three and six months ended March 31, 2025.

The following table summarizes information about warrants outstanding at March 31, 2025:

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2024	7,045,875	$0.66-5.61	$3.81	1.98
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at March 31, 2025	7,045,875	$0.66-5.61	$3.78	1.48

The following table summarizes information about warrants outstanding at March 31, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at March 31, 2025
$0.66	100,000	4.34	100,000
$1.08	2,208,338	2.34	2,208,338
$3.00	350,000	2.34	350,000
$5.25	4,166,682	0.79	4,166,682
$5.61	220,855	3.25	220,855
Total	7,045,875		7,045,875

As provided in the PIPE Warrant agreement, the exercise price of the PIPE Warrants was adjusted downward from $1.19 per share to $1.08 per share as a result of the ATM financing that occurred in February 2025.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 13 – Subsequent Events

ATM Reduction

On April 3, 2025, the Company decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero. At this time, no sales can be made under the program.

April 2025 Financing

On April 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as underwriter (the “Underwriter”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which overallotment was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to approximately $1.0 million which included a 7% commission to the Underwriter and legal and other expenses in the amount of $0.3 million. Net proceeds to the Company were approximately $8.2 million.

The following table sets forth the Company’s total stockholders’ equity as reported as of March 31, 2025 and as adjusted on a pro forma basis to reflect the recently completed April 2025 Financing (amounts in thousands):

Total stockholders’ equity as of March 31, 2025	$1,126
Net proceeds from April 2025 Financing	8,239
Pro forma total stockholders’ equity as of March 31, 2025	$9,365

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

We have received 510(k) clearance for three of our devices from the FDA, including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days, (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. Our other products are still under development. We distribute each of these three devices with Zimmer Biomet.

We have incurred mostly losses since inception. As of March 31, 2025, we had an accumulated deficit of $75.5 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of products based on our cEEG and sEEG technology, and OneRF System, and through milestone and other payments from our current collaboration and distribution arrangement with Zimmer, we expect to continue to incur significant expenses and may incur increasing operating and net losses for the foreseeable future until we generate a higher level of revenue from commercial sales.

NeuroOne Medical Technologies Corporation

Form 10-Q

Recent Developments

Corporate Updates

510(k) Submission for Trigeminal Facial Pain

On April 22, 2025, we filed a 510(k) submission to the FDA for our OneRF® Trigeminal Nerve Ablation System to treat facial pain.

April 2025 Financing

On April 4, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as underwriter (the “Underwriter”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock, at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which was exercised in full. Net proceeds to the Company were approximately $8.2 million.

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

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. We do not currently anticipate any meaningful impact from current or proposed tariffs on imported goods.

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

We have received FDA 510(k) clearance for our cortical electrode for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain, our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain, and our OneRF Ablation System for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedure.

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

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the six months ending March 31, 2025 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Amended and Restated Zimmer Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our technology. Research and development expenses include compensation and benefits for research and development employees including stock-based compensation, overhead expenses, laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

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

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the results of operations for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31, (unaudited)
	2025	2024	Period to Period Change
Product revenue	$1,386,550	$1,377,294	$9,256
Cost of product revenue	615,489	986,875	(371,386)
Product gross profit	771,061	390,419	380,642

Operating expenses:
Selling, general and administrative	1,940,414	2,002,949	(62,535)
Research and development	1,510,663	1,273,568	237,095
Total operating expenses	3,451,077	3,276,517	174,560
Loss from operations	(2,680,016)	(2,886,098)	206,082
Fair value change in warrant liability	390,351	—	390,351
Other income	19,058	31,008	(11,950)
Loss before income taxes	(2,270,607)	(2,855,090)	584,483
Provision for income taxes	—	—	—
Net loss	$(2,270,607)	$(2,855,090)	$584,483

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $1.4 million during the three months ended March 31, 2025 with a gross profit and gross profit percentage of $0.8 million and 55.6%, respectively. Product revenue was $1.4 million during the three months ended March 31, 2024 with a gross profit and gross profit percentage of $0.4 million and 28.3%, respectively. The increase in gross profit percentage during the current period was largely due to the higher margin OneRF Products being sold in the current period under the Amendment with Zimmer. Product revenue consisted of Strip/Grid Products, sEEG Products, Electrode Cable Assembly Products, and for the current three-month period, OneRF Product sales. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 and $42,000 in connection with our license agreements during the three months ended March 31, 2025 and 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million and $2.0 million during the three months ended March 31, 2025 and 2024, respectively. The $0.1 million expense decrease in the current quarter over the comparable prior year quarter was largely attributed to lower administrative payroll and stock-based compensation of $0.1 million, lower legal costs of $0.1 million and lower public company costs of $0.1 million, partially offset by higher professional services and marketing expenses of $0.2 million. Selling, general and administrative expenses included $0.2 million and $0.3 million of stock-based compensation during the three months ended March 31, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses were $1.5 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. The $0.2 million increase in the current period over the prior year period was attributed largely to the timing of product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $55,000 and $76,000 of stock-based compensation during the three months ended March 31, 2025 and 2024, respectively.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended March 31, 2025 was $0.4 million benefit. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the three months ended March 31, 2024 that were measured on a fair value basis.

Other Income

Other income during the three months ended March 31, 2025 and 2024 related to interest income on our cash, cash equivalents and short-term investments in the amount of $19,000 and $31,000, respectively.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Six Months Ended March 31, 2025 and 2024

The following table sets forth the results of operations for the six months ended March 31, 2025 and 2024, respectively.

	For the Six Months Ended March 31, (unaudited)
	2025	2024	Period to Period Change
Product revenue	$4,660,717	$2,354,943	$2,305,774
Cost of product revenue	1,962,767	1,698,210	264,557
Product gross profit	2,697,950	656,733	2,041,217

License revenue	3,000,000	—	3,000,000

Operating expenses:
Selling, general and administrative	3,983,868	4,176,421	(192,553)
Research and development	2,682,891	2,756,885	(73,994)
Total operating expenses	6,666,759	6,933,306	(266,547)
Loss from operations	(968,809)	(6,276,573)	5,307,764
Fair value change in warrant liability	779,796	—	779,796
Financing costs	(324,738)	—	(324,738)
Other income	28,466	76,583	(48,117)
Loss before income taxes	(485,285)	(6,199,990)	5,714,705
Provision for income taxes	—	—	—
Net loss	$(485,285)	$(6,199,990)	$5,714,705

Product Revenue and Product Gross Profit

Product revenue was $4.7 million during the six months ended March 31, 2025 with a gross profit and gross profit percentage of $2.7 million and 57.9%, respectively. Product revenue was $2.4 million during the six months ended March 31, 2024 with a gross profit and gross profit percentage of $0.7 million and 27.9%, respectively. The increase in gross profit percentage during the current period was largely due to higher margin OneRF Products being sold in the current period under the Amendment with Zimmer. Product revenue consisted of Strip/Grid Products, sEEG Products, Electrode Cable Assembly Products, and for the current six-month period, OneRF Product sales. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $75,000 and $79,000 in connection with our license agreements during the six months ended March 31, 2025 and 2024, respectively.

License Revenue

License revenue was $3.0 million for the six months ended March 31, 2025. License revenue during the current period related to the distribution license granted to Zimmer for the OneRF Product in October 2024. No license revenue was generated from the Amended and Restated Zimmer Development Agreement during the six months ended March 31, 2024.

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.0 million for the six months ended March 31, 2025, compared to $4.2 million for the six months ended March 31, 2024. The $0.2 million decrease in the current six-month period compared to the comparable prior year period was primarily due to lower administrative payroll of $0.1 million, lower legal costs of $0.2 million, lower public company costs of $0.3 million, offset by higher professional fees of $0.3 million and facility costs and other general operating expenses of $0.1 million on a net basis. Selling, general and administrative expenses included $0.5 million of stock-based compensation during each of the six months ended March 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $2.7 million for the six months ended March 31, 2025, compared to $2.8 million for the six months ended March 31, 2024. The $0.1 million decrease period over period was attributed to the timing and an overall reduction in OneRF Product development activities during the current six-month period when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $0.1 million of stock-based compensation during each of the six months ended March 31, 2025 and 2024.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the six months ended March 31, 2025 was $0.8 million. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the six months ended March 31, 2024 that were measured on a fair value basis.

Financing Costs

Financing costs during the six months ended March 31, 2025 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024. We did not incur any financing costs during the six months ended March 31, 2024.

Other Income

Other income during the six months ended March 31, 2025 and 2024 consisted of $28,000 and $77,000 related to interest income attributed to our cash and cash equivalents, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2025, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $1.3 million. Subsequently, on April 7, 2025, we received net proceeds of approximately $8.2 million from the April 2025 Financing.

NeuroOne Medical Technologies Corporation

Form 10-Q

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

April 2025 Financing

On April 4, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as underwriter (the “Underwriter”), relating to the issuance and sale of 16,000,000 shares of our common stock, at a price to the public of $0.50 (the “April 2025 Financing”). In addition, under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to approximately $1.0 million which included a 7.0% commission to the Underwriter and legal and other expenses in the amount of $0.3 million. The Company received approximately $8.2 million in net proceeds.

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

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Through March 31, 2025, we have issued 5,544,489 shares of common stock under the ATM for gross proceeds in the amount of $8.0 million. We incurred issuance costs in connection with the ATM in the amount of $0.6 million through March 31, 2025. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Funding Requirements

Certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Part 1, Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

We expect to satisfy our short-term and long-term obligations through cash on hand and revenue from commercial sales to cover expenses.

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

At March 31, 2025, we had cash and cash equivalents in the aggregate of approximately $1.3 million. Subsequently, on April 7, 2025, we received net proceeds of approximately $8.2 million from the April 2025 Financing. Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. We believe our current available cash and cash equivalents inclusive of the April 2025 Financing, coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the Zimmer Amendment and forecasted operating expense reductions, will be sufficient to fund our planned expenditures and meet our obligations for at least twelve months from the date of issuance of these financial statements.

NeuroOne Medical Technologies Corporation

Form 10-Q

In the future, however, in the absence of an adequate level of commercial sales to cover expenses, we may need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital in the future from operating results or future financing, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$151,905	$(5,984,554)
Net cash used in investing activities	(27,587)	(68,491)
Net cash (used in) provided by financing activities	(264,109)	3,165,207
Net decrease in cash and cash equivalents	$(139,791)	$(2,887,838)

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $152,000 for the six months ended March 31, 2025, which consisted of a net loss of $0.5 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, a fair value change in warrant liability and operating lease expense, totaling approximately $0.2 million in the aggregate. Our net loss was further adjusted to account for the reclassification of debt termination costs to financing activities in the amount of $0.1 million. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash source of approximately $0.3 million. The net cash source stemming from the change in operating assets and liabilities was primarily attributable to both a decrease in inventory and prepaid expenses, partially offset by a net decrease in our aggregate accrued expenses, other liabilities and accounts payable as well as by an increase in our accounts receivable attributed to the timing of payments.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Net used in investing activities

Net cash used in investing activities was $28,000 for the six months ended March 31, 2025 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities was $68,000 for the six months ended March 31, 2024 and consisted of outlays for purchases of property and equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.3 million for the six months ended March 31, 2025, which consisted of issuance costs and repurchases of common stock for the payment of employee taxes in the amount of $0.7 million in the aggregate, offset partially by proceeds from the ATM of $0.4 million.

Net cash provided by financing activities was $3.2 million for the six months ended March 31, 2024, which consisted of net proceeds from the ATM of $3.2 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $25,000.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in “Note 3 — Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 12 – Stockholders’ Equity” included in “Part 1, Item 1 – Financial Statements” in this Report.

Income Tax Assets and Liabilities

Income tax assets and liabilities include income tax valuation allowances. For additional information, see “Note 10 — Income Taxes” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report and “Note 12 – Income Taxes” in “Part II, Item 8 - Financial Statements” of our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in “Part I, Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024.

10.1	NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 20, 2025).

10.2	NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 20, 2025).

10.3	NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan Form of Option Grant Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 20, 2025).

10.4	Underwriting Agreement, dated April 4, 2025, between NeuroOne Medical Technologies Corporation and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on April 7, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2025

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)