Form 10-Q
period 2025-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2025-08-14
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of August 12, 2025 was 49,999,519.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	June 30,	September 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,039,683	$1,460,042
Accounts receivable	—	176,636
Inventory	1,897,701	2,635,153
Deferred offering costs	—	142,633
Prepaid expenses	233,363	216,461
Total current assets	10,170,747	4,630,925
Intangible assets, net	50,525	67,262
Right-of-use asset	283,621	254,910
Property and equipment, net	314,588	416,843
Total assets	$10,819,481	$5,369,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$467,734	$1,029,206
Accrued expenses and other liabilities	958,056	1,184,014
Total current liabilities	1,425,790	2,213,220
Warrant liability	1,040,894	2,140,315
Operating lease liability, long term	175,344	194,392
Total liabilities	2,642,028	4,547,927

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,824,780 and 30,816,499 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively.	49,825	30,816
Additional paid–in capital	85,118,194	75,795,610
Accumulated deficit	(76,990,566)	(75,004,413)
Total stockholders’ equity	8,177,453	822,013
Total liabilities and stockholders’ equity	$10,819,481	$5,369,940

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue	$1,696,050	$825,776	$6,356,767	$3,180,719
Cost of product revenue	781,215	543,904	2,743,982	2,242,114
Product gross profit	914,835	281,872	3,612,785	938,605

License revenue	—	—	3,000,000	—

Operating expenses:
Selling, general and administrative	1,618,950	1,881,099	5,602,818	6,057,520
Research and development	1,182,485	1,194,674	3,865,376	3,951,559
Total operating expenses	2,801,435	3,075,773	9,468,194	10,009,079
Loss from operations	(1,886,600)	(2,793,901)	(2,855,409)	(9,070,474)
Fair value change in warrant liability	319,625	—	1,099,421	—
Financing costs	(9,325)	—	(334,063)	—
Other income	75,432	26,376	103,898	102,959
Loss before income taxes	(1,500,868)	(2,767,525)	(1,986,153)	(8,967,515)
Provision for income taxes	—	—	—	—
Net loss	$(1,500,868)	$(2,767,525)	$(1,986,153)	$(8,967,515)

Net loss per share:
Basic and diluted	$(0.03)	$(0.10)	$(0.05)	$(0.35)
Number of shares used in per share calculations:
Basic and diluted	48,604,996	27,352,660	36,850,431	25,746,503

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock attributed to equity financings	868,243	868	1,255,403	—	1,256,271
Issuance costs related to equity financings	—	—	(37,698)	—	(37,698)
Stock-based compensation	—	—	308,638	—	308,638
Issuance of common stock upon vesting of restricted stock units	45,078	45	(45)	—	—
Share repurchases for the payment of employee taxes	(11,176)	(11)	(13,548)	—	(13,559)
Net loss	—	—	—	(3,344,900)	(3,344,900)
Balance at December 31, 2023	24,831,090	24,831	70,424,528	(66,031,203)	4,418,156

Issuance of common stock attributed to equity financings	1,461,353	1,461	2,092,735	—	2,094,196
Issuance costs related to equity financings	—	—	(148,382)	—	(148,382)
Stock-based compensation	—	—	356,858	—	356,858
Issuance of common stock upon vesting of restricted stock units	37,689	38	(38)	—	—
Share repurchases for the payment of employee taxes	(8,382)	(8)	(11,287)	—	(11,295)
Net loss	—	—	—	(2,855,090)	(2,855,090)
Balance at March 31, 2024	26,321,750	26,322	72,714,414	(68,886,293)	3,854,443
Issuance of common stock attributed to the at-the-market offering	1,419,317	1,419	1,682,020	—	1,683,439
Issuance costs related to the at-the-market offering	—	—	(50,519)	—	(50,519)
Stock-based compensation	—	—	338,609	—	338,609
Issuance of common stock upon vesting of restricted stock units	146,740	147	(147)	—	—
Share repurchases for the payment of employee taxes	(41,085)	(41)	(46,679)	—	(46,720)
Net loss	—	—	—	(2,767,525)	(2,767,525)
Balance at June 30, 2024	27,846,722	$27,847	$74,637,698	$(71,653,818)	$3,011,727

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	30,816,499	$30,816	$75,795,610	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	37,798	37	(37)	—	—
Share repurchases for the payment of employee taxes	(12,467)	(12)	(11,255)		(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	30,841,830	30,841	76,123,542	(73,219,091)	2,935,292

Issuance of common stock attributed to equity financings	355,899	356	413,681	—	414,037
Issuance costs related to equity financings	—	—	(95,929)	—	(95,929)
Stock-based compensation	—	—	250,170	—	250,170
Issuance of common stock upon vesting of restricted stock units	282,128	282	(282)	—	—
Share repurchases for the payment of employee taxes	(94,331)	(94)	(107,011)	—	(107,105)
Net loss	—	—	—	(2,270,607)	(2,270,607)
Balance at March 31, 2025	31,385,526	31,385	76,584,171	(75,489,698)	1,125,858
Issuance of common stock attributed to equity financing	18,400,000	18,400	9,181,600	—	9,200,000
Issuance costs related to equity financing	—	—	(960,717)	—	(960,717)
Stock-based compensation	—	—	316,654	—	316,654
Issuance of common stock upon vesting of restricted stock units	43,339	44	(44)	—	—
Share repurchases for the payment of employee taxes	(4.085)	(4)	(3,470)	—	(3,474)
Net loss	—	—	—	(1,500,868)	(1,500,868)
Balance at June 30, 2025	49,824,780	$49,825	$85,118,194	$(76,990,566)	$8,177,453

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(1,986,153)	$(8,967,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	197,355	182,664
Valuation adjustments for excess or obsolete inventory	7,500	—
Stock-based compensation	906,048	1,004,105
Amortization of deferred offering costs	192,647	—
Non-cash lease expense	83,187	86,611
Fair value change in warrant liability	(1,099,421)	—
Debt and equity facility termination costs reclassed to financing activities	141,416	—
Change in assets and liabilities:
Accounts receivable	176,636	(410,551)
Inventory	729,952	(66,746)
Prepaid expenses	(16,902)	2,269
Accounts payable	(286,960)	44,787
Accrued expenses, operating leases and other liabilities	(356,905)	(220,581)
Net cash used in operating activities	(1,311,600)	(8,344,957)
Investing activities
Purchase of property and equipment	(71,135)	(83,292)
Net cash used in investing activities	(71,135)	(83,292)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	9,614,037	5,033,906
Issuance costs related equity financings	(1,231,873)	(236,599)
Financing costs in connection with debt facility	(297,942)	—
Share repurchases for the payment of employee taxes	(121,846)	(71,574)
Net cash provided by financing activities	7,962,376	4,725,733
Net increase (decrease) in cash and cash equivalents	6,579,641	(3,702,516)
Cash and cash equivalents at beginning of period	1,460,042	5,322,493
Cash and cash equivalents at end of period	$8,039,683	$1,619,977

Supplemental non-cash financing and investing transactions:
Modification of right-of-use asset and associated lease liability	$111,898	$199,385
Purchased property and equipment in accounts payable	$7,228	$34,000

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

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. The Company does not currently anticipate any significant impact from current or proposed tariffs on imported goods.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 2 – Liquidity

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations since inception, and an accumulated deficit of $77.0 million as of June 30, 2025. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company's ability to continue as a going concern. As of June 30, 2025, the Company had $8.0 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the Zimmer Amendment and forecasted operating expense reductions, will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these financial statements.

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturers in connection with OneRF Ablation system (the “OneRF Products”), strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements as well as valuation adjustments for excess or obsolete inventory.

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

As of June 30, 2025 and September 30, 2024, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaids and deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2025 and 2024.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,040,894	$—	$—	$1,040,894
Total liabilities at fair value	$1,040,894	$—	$—	$1,040,894

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,140,315	$—	$—	$2,140,315
Total liabilities at fair value	$2,140,315	$—	$—	$2,140,315

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended June 30, 2025.

2025
Warrant liability
Balance as of beginning of period	$2,140,315
Change in fair value of warrant liability	(1,099,421)
Balance as of end of period	$1,040,894

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $45,120 and $128,663 for the three and nine months ended June 30, 2025, respectively. Total advertising expense amounted to $45,000 and $110,053 for the three and nine months ended June 30, 2024, respectively.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the three and nine months ended June 30, 2025 and 2024.

The following potential common shares were not considered in the computation of basic net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2025 and 2024:

	2025	2024
Warrants	7,045,875	4,863,566
Stock options	6,131,448	2,814,096
Restricted stock units	848,468	1,167,572

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

Notes to Condensed Financial Statements

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

During the three months ended June 30, 2025 and 2024, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the nine months ended June 30, 2025 and 2024, $112,500 in royalty fees were incurred during each of these periods related to the WARF License. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037.  During the three months ended June 30, 2025 and 2024, no royalty fees were incurred related to the Mayo Agreement, respectively. During the nine months ended June 30, 2025 and 2024, zero and $4,415 in royalty fees were incurred related to the Mayo Agreement, respectively. The royalty fees were reflected as a component of cost of product revenue.

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

During the three and nine months ended June 30, 2025, rent expense associated with the facility leases amounted to $70,121 and $209,364, respectively. During the three and nine months ended June 30, 2024, rent expense associated with the facility leases amounted to $43,455 and $129,560, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the Nine Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$92,390	$103,795
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111,898	$199,385

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2025	As of September 30, 2024

Right-of-use assets	$283,621	$254,910

Lease liabilities	$295,717	$260,160

Weighted average remaining lease term (years)	2.6	3.6
Weighted average discount rate	7.2%	7.4%

Maturity of the lease liabilities was as follows:

Calendar Year	As of June 30, 2025
2025	$68,091
2026	139,985
2027	81,708
2028	34,815
Total lease payments	324,599
Less imputed interest	(28,882)
Total	295,717
Short-term portion (included in other liabilities)	(120,373)
Long-term portion	$175,344

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of June 30, 2025	As of September 30, 2024
Component inventory	$793,383	$877,065
Work-in-process	328,368	192,360
Finished goods	775,950	1,565,728
Total	$1,897,701	$2,635,153

Excess and obsolete valuation reserve adjustments reflected as a reduction of work-in-process inventory at June 30, 2025 and September 30, 2024 were $7,500 and zero, respectively.

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2024	12-13 years	$67,262
Less: amortization		(16,737)
Net Intangibles, June 30, 2025		$50,525

Amortization expense was $5,579 and $16,737 for the three and nine months ended June 30, 2025, respectively, and $5,578 and $16,736 for the three and nine months ended June 30, 2024, respectively.

Property and Equipment, Net

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2025	As of September 30, 2024
Equipment and furniture	$1,054,666	$976,303
Total property and equipment	1,054,666	976,303
Less accumulated depreciation	(740,078)	(559,460)
Property and equipment, net	$314,588	$416,843

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Depreciation expense was $61,015 and $180,618 for the three months and nine months ended June 30, 2025, respectively, and $57,529 and $165,928 for the three and nine months ended June 30, 2024, respectively.

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at June 30, 2025 and September 30, 2024:

	As of June 30, 2025	As of September 30, 2024
Accrued payroll	$759,263	$950,260
Operating lease liability, short term	120,373	65,768
Royalty payments	75,000	108,036
Other	3,420	59,950
Total	$958,056	$1,184,014

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the nine months ended June 30, 2025 was $3.0 million.

Product Revenue

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products.

Product revenue recognized during the three and nine months ended June 30, 2025 was $1,696,050 and $6,356,767, respectively and was comprised solely of OneRF Product revenue. OneRF Products were subject to the Amendment upon its execution in October 2024.

Product revenue related to the Company’s Strip/Grid Products, sEEG Products, OneRF Products and Electrode Cable Assembly Products. Product revenue recognized during the three and nine months ended June 30, 2024 was $825,776 and $3,180,719, respectively, inclusive of OneRF Product revenue that amounted to $163,549 during the three and nine months ended June 30, 2024.

NOTE 8 – Stock-Based Compensation

During the three and nine months ended June 30, 2025 and 2024, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Selling, general and administrative	$246,709	$270,552	$711,896	$794,266
Research and development	69,945	68,057	194,152	209,839
Total stock-based compensation expense	$316,654	$338,609	$906,048	$1,004,105

2025 Equity Incentive Plan

On January 10, 2025, the Board of Directors of the Company adopted the NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (the “2025 Plan”). On February 14, 2025, at the 2025 annual meeting of stockholders, the stockholders of the Company approved the 2025 Plan.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The 2025 Plan is the successor to and continuation of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and to the Company’s 2016 Equity Incentive Plan (the “Prior Plans”). As of the Effective Date, (i) no additional awards may be granted under the Prior Plans; (ii) any Returning Shares will become available for issuance pursuant to Awards granted under the 2025 Plan; and (iii) all outstanding awards granted under the Prior Plans will remain subject to the terms of the Prior Plans (except to the extent such outstanding awards result in returning shares that become available for issuance pursuant to awards granted under the 2025 Plan.

Initially, the maximum number of shares of the Company’s Common Stock (the “Common Stock”), that may be issued under the 2025 Plan may not exceed (1) 3,000,000 and (2) any shares subject to outstanding stock awards under the NeuroOne Medical Technologies 2017 Equity Incentive Plan that are forfeited or otherwise returned to the share reserve.

Inducement Plan

In October 2021, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such a rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares, and on May 20, 2025, the Board adopted the Second Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by an additional 575,000 shares.

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

Stock Options

During the three months ended June 30, 2025 and 2024, the Company granted 3,285,496 and zero stock options, respectively, to its board of directors, officers, employees and consultants. During the nine months ended June 30, 2025 and 2024, the Company granted 3,336,571 and 1,225,669 stock options, respectively, to its board of directors, officers, employees and consultants. Vesting generally occurs over a 12 to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended June 30, 2025 was $0.50 per share. The grant date fair value of the grants issued during the nine months ended June 30, 2025 and 2024 was $0.50 and $1.08 per share, respectively.

The total expense for the three months ended June 30, 2025 and 2024 related to stock options was $203,095 and $202,338, respectively. The total expense for the nine months ended June 30, 2025 and 2024 related to stock options was $534,426 and $603,957, respectively. The total number of stock options outstanding as of June 30, 2025 and September 30, 2024 was 6,131,448 and 2,814,096, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Expected stock price volatility	109.9%	—%	110.0%	111.9%
Expected life of options (years)	6.0	—	6.0	6.1
Expected dividend yield	—%	—%	—%	0%
Risk free interest rate	4.0%	—%	4.0%	4.6%

During the three months ended June 30, 2025 and 2024, 136,589 and 127,583 stock options vested, respectively, and 19,219 and 65,000 stock options were forfeited, respectively. During the nine months ended June 30, 2025 and 2024, 640,573 and 232,494 stock options vested, respectively, and 19,219 and 120,000 stock options were forfeited during these periods, respectively. During the three and nine months ended June 30, 2025 and 2024, no options were exercised.

Restricted Stock Units

During the three and nine months ended June 30, 2025, the Company granted an aggregate of zero and 83,334 restricted stock units (“RSUs”) to non-employee directors under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the nine months ended June 30, 2025 was $1.20 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the nine months ended June 30, 2024, the Company granted an aggregate of 1,006,725 RSUs to its officers, employees and consultants under the 2017 Plan, respectively. The weighted average grant date fair value of the RSUs granted during the nine months ended June 30, 2024 was $1.03 per unit. The RSUs granted vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates.

During the three months ended June 30, 2025 and 2024, 35,771 and 162,309 RSUs vested, respectively, and 2,500 and zero RSUs were forfeited during these periods, respectively. During the nine months ended June 30, 2025 and 2024, 362,129 and 232,523 RSUs vested, respectively, and 2,500 and zero RSUs were forfeited these periods, respectively. The total expense for the three months ended June 30, 2025 and 2024 related to these RSUs was $113,559 and $136,271, respectively. The total expense for the nine months ended June 30, 2025 and 2024 related to these RSUs was $371,622 and $400,148, respectively. The total number of RSUs outstanding as of June 30, 2025 and September 30, 2024 was 848,468 and 1,129,762, respectively.

General

As of June 30, 2025, 1,709,604 shares were available in the aggregate for future issuance under the 2025 Plan and Inducement Plan. Unrecognized stock-based compensation was $3,227,785 as of June 30, 2025. The unrecognized share-based expense is expected to be recognized over a weighted average period of 3.7 years.

NOTE 9 – Concentrations

Revenue

For the three months and nine months ended June 30, 2025, one customer accounted for 100% and 96% of the Company’s product revenue, respectively. For the three months and nine months ended June 30, 2024, one customer accounted for 80% and 95% of the Company’s product revenue, respectively.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation generator and manufactures it.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 10 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2025 and 2024 was zero percent. As a result of the analysis of all available evidence as of June 30, 2025 and September 30, 2024, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2025 and 2024. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets. The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

NOTE 11 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event (as defined in the Debt Facility Agreement) or Change of Control (as defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. The Company paid a termination fee of $125,000 to the Lender and incurred additional legal fees of $7,091 related to the termination. The Company also incurred non-termination Debt Facility costs of $192,647 during the nine months ended June 30, 2025.

At closing of the Debt Facility, the Company issued to the Lender a warrant exercisable for five years for 100,000 shares of common stock at an exercise price of $0.66 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). The Closing Date Debt Facility Warrant was accounted for and classified as equity on the accompanying condensed balance sheets.

NOTE 12 – Stockholders’ Equity

April 2025 Financing

On April 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as underwriter (the “Underwriter”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which overallotment was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to $960,717 which included a 7% commission to the Underwriter and legal and other expenses in the amount of $316,717. Net proceeds to the Company were $8,239,283.

August 2024 Private Placement

On August 1, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 2,944,446 shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The PIPE Warrants are exercisable beginning on the date of issuance and had an initial exercise price of $1.19 per share, subject to adjustment. In April 2025, the exercise price was reset to $0.465 upon the close of the April 2025 Financing for all of the PIPE Warrants, except for the PIPE Warrants to purchase 20,834 shares of common stock issued to a director on the Company’s Board of Directors for which the exercise price was reset to $0.876 per share. The PIPE Warrants will expire on the third anniversary of the date of issuance.

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on June 30, 2025 and September 30, 2024: risk-free interest rate 3.65% and 3.53%, respectively; expected volatility of 97.9% and 115.7%; respectively; expected life of 2.1 years and 2.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of June 30, 2025 and September 30, 2024. The Company recorded the fair value change of the PIPE Warrants in the amount of $319,625 and $1,099,421, respectively, to the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three and nine months ended June 30, 2025.

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

During the nine months ended June 30, 2025, 355,899 shares of common stock were issued under the ATM for an aggregate offering price of $414,037. Issuance costs incurred under the ATM during the three and nine months ended June 30, 2025 were $9,325 and $105,254, respectively.

During the three and nine months ended June 30, 2024, 1,419,317 and 3,748,913 shares of common stock were issued, respectively, under the ATM for an aggregate offering price of $1,683,439 and $5,033,906, respectively. Issuance costs incurred under the ATM during the three and nine months ended June 30, 2024 were $50,519 and $236,599, respectively.

The total aggregate offering price and common stock issued since inception of the ATM though June 30, 2025 was $8,000,600 and 5,544,489 shares, respectively.

Warrant Activity and Summary

There were no warrant exercises or expirations during the three and nine months ended June 30, 2025.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes information about warrants outstanding at June 30, 2025:

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at September 30, 2024	7,045,875	$0.66-5.61	$3.81	1.98
Issued	—	$—	$—	—
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at June 30, 2025	7,045,875	$0.465-5.61	$3.59	1.23

The following table summarizes information about warrants outstanding at June 30, 2024:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at June 30, 2025
$0.465	2,187,504	2.09	2,187,504
$0.66	100,000	4.09	100,000
$0.876	20,834	2.09	20,834
$3.00	350,000	2.09	350,000
$5.25	4,166,682	0.54	4,166,682
$5.61	220,855	3.00	220,855
Total	7,045,875		7,045,875

As provided in the PIPE Warrant agreement, the exercise price of the PIPE Warrants was adjusted downward from $1.08 per share as of March 31, 2025 to $0.465 per share for most of the PIPE Warrants as of June 30, 2025 attributed to the April 2025 Financing. The exercise price of the PIPE Warrants issued to a director of the Company’s Board of Directors, however, was reset to $0.876 per share given a higher floor price provision for that individual.

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

We have incurred mostly losses since inception. As of June 30, 2025, we had an accumulated deficit of $77.0 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

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

Product Gross Profit

Product gross profit represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products, OneRF Products and outside supplier materials costs of producing the Electrode Cable Assembly Products. In addition, the cost of product revenue includes royalty fees incurred in connection with our license agreements as well as valuation adjustments for excess or obsolete inventory.

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the nine months ending June 30, 2025 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Amended and Restated Zimmer Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

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

Financing Costs

Financing costs consists of the amortization of the deferred issuance costs and other lending and issuance costs in connection with the debt facility and at-the market offering facility (both described below).

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the results of operations for the three months ended June 30, 2025 and 2024, respectively.

	For the Three Months Ended June 30, (unaudited)
	2025	2024	Period to Period Change
Product revenue	$1,696,050	$825,776	$870,274
Cost of product revenue	781,215	543,904	237,311
Product gross profit	914,835	281,872	632,963

Operating expenses:
Selling, general and administrative	1,618,950	1,881,099	(262,149)
Research and development	1,182,485	1,194,674	(12,189)
Total operating expenses	2,801,435	3,075,773	(274,338)
Loss from operations	(1,886,600)	(2,793,901)	907,301
Fair value change in warrant liability	319,625	—	319,625
Financing costs	(9,325)	—	(9,325)
Other income	75,432	26,376	49,056
Loss before income taxes	(1,500,868)	(2,767,525)	1,266,657
Provision for income taxes	—	—	—
Net loss	$(1,500,868)	$(2,767,525)	$1,266,657

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $1.7 million during the three months ended June 30, 2025 with a gross profit and gross profit percentage of $0.9 million and 53.9%, respectively. Product revenue was $0.8 million during the three months ended June 30, 2024 with a gross margin and gross profit percentage of $0.3 million and 34.1%, respectively. The increase in gross profit percentage during the current period was largely due to the higher margin OneRF Products being sold in the current period under the Amendment with Zimmer. Product revenue consisted largely of OneRF Products during the three months ended June 30, 2025 while revenue consisted of Strip/Grid Products, sEEG Products, Electrode Cable Assembly Products, and OneRF Product sales during the comparable prior year period. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 in connection with our license agreements during each of the three months ended June 30, 2025 and 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million and $1.9 million during the three months ended June 30, 2025 and 2024, respectively. The $0.3 million expense decrease in the current quarter over the comparable prior year quarter was largely attributed to lower legal costs of $0.1 million and lower investor relations and other public company costs of $0.2 million. Selling, general and administrative expenses included $0.2 million and $0.3 million of stock-based compensation during the three months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses were $1.2 million for each of the three months ended June 30, 2025 and 2024. There was a negligible decease in the current period over the prior year period which was attributed largely to the timing of product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $70,000 and $68,000 of stock-based compensation during the three months ended June 30, 2025 and 2024, respectively.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended June 30, 2025 was $0.3 million benefit. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the three months ended June 30, 2024 that were measured on a fair value basis.

Financing Costs

Financing costs during the three months ended June 30, 2025 consisted of the costs associated with the at-the market offering facility (described further below) in the amount of $9,000. We did not incur any financing costs during the three months ended June 30, 2024.

Other Income

Other income during the three months ended June 30, 2025 and 2024 related to interest income on our cash and cash equivalents in the amount of $75,000 and $26,000, respectively.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Nine Months Ended June 30, 2025 and 2024

The following table sets forth the results of operations for the nine months ended June 30, 2025 and 2024, respectively.

	For the Nine Months Ended June 30, (unaudited)
	2025	2024	Period to Period Change
Product revenue	$6,356,767	$3,180,719	$3,176,048
Cost of product revenue	2,743,982	2,242,114	501,868
Product gross profit	3,612,785	938,605	2,674,180

License revenue	3,000,000	—	3,000,000

Operating expenses:
Selling, general and administrative	5,602,818	6,057,520	(454,702)
Research and development	3,865,376	3,951,559	(86,183)
Total operating expenses	9,468,194	10,009,079	(540,885)
Loss from operations	(2,855,409)	(9,070,474)	6,215,065
Fair value change in warrant liability	1,099,421	—	1,099,421
Financing costs	(334,063)	—	(334,063)
Other income	103,898	102,959	939
Loss before income taxes	(1,986,153)	(8,967,515)	6,981,362
Provision for income taxes	—	—	—
Net loss	$(1,986,153)	$(8,967,515)	$6,981,362

Product Revenue and Product Gross Profit

Product revenue was $6.4 million during the nine months ended June 30, 2025 with a gross profit and gross profit percentage of $3.6 million and 56.8%, respectively. Product revenue was $3.2 million during the nine months ended June 30, 2024 with a gross profit and gross profit percentage of $0.9 million and 29.5%, respectively. The increase in gross profit percentage during the current period was largely due to higher margin OneRF Products being sold in the current period under the Amendment with Zimmer. Product revenue consisted largely of OneRF Products during the nine months ended June 30, 2025 while revenue consisted of Strip/Grid Products, sEEG Products, Electrode Cable Assembly Products, and OneRF Product sales during the comparable prior year period. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Strip/Grid Products, sEEG Products and OneRF Products, and outside supplier materials costs in connection with the Electrode Cable Assembly Products. In addition, cost of product revenue included royalty fees incurred of approximately $113,000 and $117,000 in connection with our license agreements during the nine months ended June 30, 2025 and 2024, respectively.

License Revenue

License revenue was $3.0 million for the nine months ended June 30, 2025. License revenue during the current period related to the distribution license granted to Zimmer for the OneRF Product in October 2024. No license revenue was generated from the Amended and Restated Zimmer Development Agreement during the nine months ended June 30, 2024.

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.6 million for the nine months ended June 30, 2025, compared to $6.1 million for the nine months ended June 30, 2024. The $0.5 million decrease in the current nine months ended June 30, 2025 compared to the comparable prior year period was primarily due to lower legal costs of $0.3 million, lower investor relations and other public company costs of $0.5 million, offset by higher professional fees of $0.3 million on a net basis. Selling, general and administrative expenses included $0.7 million and $0.8 million of stock-based compensation during the nine months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses were $3.9 million for the nine months ended June 30, 2025, compared to $4.0 million for the nine months ended June 30, 2024. The $0.1 million decrease period over period was attributed to the timing and an overall reduction in OneRF Product development activities during the current nine months ended June 30, 2025 when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of sEEG Products and to a much lesser extent Strip/Grid Products. Research and development expenses included $0.2 million of stock-based compensation during each of the nine months ended June 30, 2025 and 2024.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the nine months ended June 30, 2025 was $1.1 million. The change was due primarily to fluctuations in our common stock fair value. There were no warrants outstanding during the nine months ended June 30, 2024 that were measured on a fair value basis.

Financing Costs

Financing costs during the nine months ended June 30, 2025 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024. In addition, $9,000 in legal fees were incurred in connection with the at-the market offering facility (described further below). We did not incur any financing costs during the nine months ended June 30, 2024.

Other Income

Other income during the nine months ended June 30, 2025 and 2024 consisted of $104,000 and $103,000 related to interest income attributed to our cash and cash equivalents, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2025, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $8.0 million.

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

August 2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement with certain Purchasers, pursuant to which we, in a private placement, agreed to issue and sell an aggregate of (i) 2,944,446 shares of our Company’s common stock (the “Shares”), par value $0.001 per share and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting estimated expenses. The 2024 Private Placement closed on August 2, 2024. Issuance costs attributed to the 2024 Private Placement amounted to $0.2 million.

The PIPE Warrants are exercisable beginning on the date of issuance and had an initial exercise price of $1.19 per share, subject to adjustment. In April 2025, the exercise price was reset to $0.465 upon the close of the April 2025 Financing for all of the PIPE Warrants, except for the PIPE Warrants to purchase 20,834 shares of common stock issued to a director on our Board of Directors for which the exercise price was reset to $0.876 per share. The PIPE Warrants will expire on the third anniversary of the date of issuance.

In connection with the 2024 Private Placement, we agreed to file a registration statement with the SEC covering the resale of the Shares and the shares of common stock issuable upon exercise of the PIPE Warrants which became effective on September 13, 2024.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Through June 30, 2025, we have issued 5,544,489 shares of common stock under the ATM for gross proceeds in the amount of $8.0 million. We incurred issuance costs in connection with the ATM in the amount of $0.6 million through June 30, 2025. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

At June 30, 2025, we had cash and cash equivalents in the aggregate of approximately $8.0 million. Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2024 and 2023, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. We believe our current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the Zimmer Amendment and forecasted operating expense reductions, will be sufficient to fund our planned expenditures and meet our obligations for at least twelve months from the date of issuance of these financial statements.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(1,311,600)	$(8,344,957)
Net cash used in investing activities	(71,135)	(83,292)
Net cash provided by financing activities	7,962,376	4,725,733
Net increase (decrease) in cash and cash equivalents	$6,579,641	$(3,702,516)

Net cash used in operating activities

Net cash used in operating activities was $1.3 million for the nine months ended June 30, 2025, which consisted of a net loss of $2.0 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, a fair value change in warrant liability and operating lease expense, totaling approximately $0.3 million in the aggregate. Our net loss was further adjusted to account for the reclassification of debt and equity facility termination costs to financing activities in the amount of $0.1 million. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash source of approximately $0.3 million. The net cash source stemming from the change in operating assets and liabilities was primarily attributable to both a decrease in accounts receivable and inventory, partially offset by a net decrease in our aggregate accrued expense and accounts payable as well as by a slight increase in our prepaid expenses associated with the timing of payments.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for the nine months ended June 30, 2025 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities was $0.1 million for the nine months ended June 30, 2024 and consisted of outlays for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $8.0 million for the nine months ended June 30, 2025, which consisted of net proceeds from the April 2025 Financing of $8.2 million and from the ATM in the amount of $0.3 million, offset by debt facility issuance costs of $0.3 million, issuance costs paid in connection with a prior year private placement of approximately $0.1 million and repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

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

Revenues

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Rule 10b5-1 Trading Plans - Directors and Section 16 Officers

During the three months ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Inducement Plan Amendment

On May 20, 2025, the Company's board of directors adopted the Second Amendment (the “Second Amendment”) to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 575,000 shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan. The Company believes that the increase in the shares reserved under the Inducement Plan is necessary to allow it to attract qualified employees.

The foregoing description of the terms of the Second Amendment is qualified in its entirety by reference to the actual terms of the Second Amendment, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024).

10.1*	Second Amendment to NeuroOne Medical Technologies Corporation 2021 Incentive Plan

10.2	Underwriting Agreement, dated April 4, 2025, between NeuroOne Medical Technologies Corporation and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 on the Registrant’s Current Report on Form 8-K filed on April 7, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2025

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)