Form 10-K
period 2025-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2025-12-17
CIK 1500198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2025 price at which the common equity was last sold was $25.5 million. The number of outstanding shares of the registrant’s common stock as of December 12, 2025 was 50,413,148.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeuroOne Medical Technologies Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to successfully commercialize our technology in the United States;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”) and other future partnerships and collaborations;

●	the performance and reliability of our products;

●	our ability to maintain regulatory clearance of our products and technology;

●	our ability to achieve and sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	our ability to access available, additional capital on terms acceptable to us at all or when needed;

●	our ability to develop additional applications of our technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the performance, productivity, reliability and regulatory compliance of our third party manufacturers of our cortical strip, grid electrode and depth electrode technology;

●	our ability to develop future generations of our products and technology;

●	our future development priorities;

●	our ability to obtain additional reimbursement coverage for our cortical strip, grid and depth electrode technology;

●	the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode technology to patients;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

ii

NeuroOne Medical Technologies Corporation

FORM 10-K

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

We have received 510(k) clearance for four of our devices from the Food and Drug Administration (“FDA”), including: (i) our Evo cortical electrode technology for temporary (less than 30 days) recording, monitoring, and stimulation on the surface of the brain (“Evo Cortical”), (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain (“Evo sEEG”), (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures (“OneRF Brain Ablation System”), and (iv) our OneRF TN ablation system for use in procedures to create radiofrequency lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures (“OneRF TN Ablation System”). We have a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer Biomet Holdings, Inc. with a license to commercialize and distribute the Evo Cortical, Evo sEEG, and OneRF Brain Ablation System in the brain. We initiated a limited market release of the OneRF TN Ablation System in December 2025. The Company’s other products and indications are still under development.

Products

We are focused on developing thin film electrode technology for a variety of recording and therapeutic applications. These cortical sheet and depth electrode technologies are crucial for diagnosing neurological disorders such as epilepsy, Parkinson’s disease, dystonia, essential tremors, and other related conditions.

Commercialized Products

●	Evo® Cortical: Cortical or subdural electrodes are used in intracranial electroencephalography (iEEG) surgeries to monitor, record and stimulate the surface of the brain for less than 30 days. Our Evo cortical electrode portfolio consists of various contact configurations of strip and grid electrodes.

●	Evo sEEG: Evo® sEEG Electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain. Federal (USA) law restricts this device to sale by or on the order of a physician. Evo sEEG enhances the ability to identify the right foci zones to determine the best intervention for patients.

●	OneRF® Brain Ablation System: Our OneRF Brain Ablation System is indicated for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures. It provides bedside monitoring, mapping and ablation using the same device, giving physicians a less invasive, potentially safer way to gain improved bedside clarity of the therapeutic window for an epilepsy patient with the possibility of seizure reduction or freedom.

●	OneRF® TN Ablation System: Our OneRF® Trigeminal Nerve Ablation System is indicated for use in procedures to create radiofrequency lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures. Differentiated features of this system include a “first-of-its-kind” multi-contact RF probe that allows for both precise localization and tailored ablation of the pain-conducting nerve tissue – using the same RF probe, and under temperature-controlled conditions which enhance safety and accuracy. This system may allow for reduced procedural time, improved patient comfort and improved patient safety.

NeuroOne Medical Technologies Corporation

FORM 10-K

Products in Development

Drug delivery including diagnostic and stimulation capabilities

●	Drug delivery: We are also researching and developing the capability to create a new type of combination device based on our sEEG electrode technology to deliver drugs or gene or cell therapies while having the ability to record brain activity before, during, and after delivery. This future device is intended to deliver neurological drugs or gene or cell therapies that are FDA approved or that are currently planned for clinical trials or in development to allow for monitoring, recording and stimulation and drug delivery for less than 30 days. In addition to having the capability of delivering a drug through the center lumen, it will also be able to record brain activity before, during, and after drug delivery. FDA clearance is not required for pre-clinical studies although we are pursuing a 510(k) clearance with the FDA for use with an approved brain cancer drug. We also intend to offer drug delivery devices for pre-clinical animal models.

Recording, Ablation and stimulation for pain management throughout the body

●	Spinal Cord Stimulation (“SCS”): This system addresses chronic back pain (CBP) by placing electrodes in the spine connected to an implantable pulse generator. CBP is a debilitating condition that affects patients who experience chronic lower back and leg pain, reduced quality of life, and significant functional limitations. Our SCS solution utilizes a percutaneously-placed thin-film paddle electrode to deliver precise electrical stimulation to the spinal cord, blocking pain signals and providing relief to patients. This capability opens the use and implantation of paddle electrodes to pain management doctors, who currently only implant traditional percutaneous electrodes but perform the majority of these procedures in the United States. Current paddle electrodes are predominantly implanted by surgeons.

●	Basivertebral Nerve Ablation (“BVNA”): This system would target the basiverterbal nerve to address lower back pain and improve function. Our solution would leverage our existing ablation technology while taking advantage of our multi-contact sEEG probes to increase placement flexibility.

These products in development are examples of our interest to pursue development of less invasive “all-in-one solutions”. We believe these technologies offer both patients and physicians better options to treat epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders.

Our Market Opportunity

Epilepsy Market

Our initial disease target has included the diagnosis and treatment of epilepsy. Epilepsy can be caused by a variety of conditions that affect a person’s brain, some of which are: genetics, autoimmune responses, stroke, brain tumor, traumatic brain injury and central nervous system infections. According to the Centers for Disease Control and Prevention (the “CDC”) and Citizens United for Research in Epilepsy (“CURE”), there are approximately 3,000,000 patients annually suffering with epilepsy in the United States, with an additional 200,000 diagnosed every year. The CDC and CURE also estimate that epilepsy costs the United States $15.5 billion per year. Approximately 30-40% of these patients are not receptive to pharmaceutical treatment and may be candidates for surgical treatment of this disorder. In addition to poor quality of life, epilepsy also is associated with fairly high mortality rates. Sudden Unexpected Death in Epilepsy has an annual incidence of approximately 1/1000 in epilepsy patients. Despite the large market opportunity, it is estimated only about 5,000 epilepsy surgeries performed each year in the United States.1

[1]	Epilepsy surgery in the United States: Analysis of data from the National Association of Epilepsy Centers 2015 Epilepsy Research.

NeuroOne Medical Technologies Corporation

FORM 10-K

These numbers represent an underpenetrated market due to the invasiveness of diagnostic procedures. After the diagnostic procedure, a second therapeutic procedure is required and at times even a third surgery if the seizures persist. We believe patients are unwilling to proceed due to the long diagnostic and treatment procedure times (one to four weeks in the hospital after a potential craniotomy for diagnosis). As detailed above, after the diagnosis is completed, if successful, the patient must undergo an additional procedure to have the affected area of brain tissue ablated or removed. The average cost for the diagnostic technology per procedure could be over $10,000, with ablation devices costing >$15,000. We believe our technology, once developed, will offer an all-in-one solution with diagnostic and therapeutic capabilities.

Many leading neurologists believe that the limits of today’s current technologies are the reason the exact cause of epileptic seizures is not well-determined. We believe our technology provides a number of advantages over other commercially available technologies, including the following:

●	We expect that our technology may be implanted using a less invasive procedure utilizing a burr hole rather than a full craniotomy.

●	Our technology provides accurate detection of irregular brain activity and may be used for the treatment of the condition.

Trigeminal Neuralgia

Trigeminal neuralgia (TN) is a sudden and intense pain in the case that drives thousands of people to seek treatment each year. TN related pain is described as a stabbing, shooting, sharp or piercing sensation. It can occur anywhere between the jaw and forehead, including in the mouth. Vascular compression of the trigeminal nerve root is a typical cause for TN. Over 150,000 people live with TN in the US, and approximately 15,000 are diagnosed each year.2

Back Pain – Spinal Cord Stimulation and BVNA

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

The chronic back pain market includes the following indications: FBSS, Ischemic Limb Pain, and Complex Regional Pain Syndrome (among others). Over half of this market is comprised of patients with FBSS. Studies have indicated a benefit for some patients suffering from chronic back and lower limb pain when they have been treated with electrical stimulation. Prior to the patient receiving an implant, they undergo a trial period that allows them to determine if they are receiving relief from the therapy while preventing a surgery to implant the pulse generator that provides the stimulation. If the trial period is successful, then the device is implanted in a follow-up procedure.

[2]	https://www.aans.org/patients/conditions-treatments/trigeminal-neuralgia/

NeuroOne Medical Technologies Corporation

FORM 10-K

Basivertebral Nerve Ablation (BVNA) includes adults with chronic low back pain (CLBP) (≥6 months), specifically vertebrogenic pain from inflamed vertebral endplates (Modic Type 1 or 2 changes on MRI), who haven’t found relief from at least 6 months of conservative treatments like PT, meds, or injections, targeting pain in the vertebral bodies. We believe the total market for BVNA procedures currently performed in the United States is approximately $100 million per year (>10,000 procedures per year), and growing rapidly.

Drug Delivery

In the near term, our drug delivery system in development has already been ordered by a large biopharmaceutical company planning to test NeuroOne’s system in preclinical research, representing a completely new market for NeuroOne. We believe the market for the preclinical research in drug development is greater than $50 million. Additionally, we are in early conversations with potential strategic partners related to the ongoing development of specific drug delivery combinations. We believe the full market commercial opportunity for this type of application to be potentially over $1 billion.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Limitations of Other Currently Available Therapies

There are a limited number of other currently available products for diagnosis and treatment for people with neurological disorders. Although the other currently available systems provide diagnosis and treatment for patients, they have certain inherent limitations and shortcomings that we believe limit their use and validate the need for improved technology in the market. These limitations include:

●	Requirement for multiple devices for diagnostic and therapeutic procedures: Today both interventional diagnostic and treatment procedures may require different device implants, surgeries and even hospitalizations for each procedure. This causes significant patient inconvenience, use of precious hospital resources and tremendous cost to the system.

●	Limited number of contacts on an electrode: SCS electrodes currently are available in a variety of sizes and number of contacts. Physicians increasingly want to explore greater number of contacts on the same electrode in order to be able to be more precise in stimulating targeted areas. This is also true for existing BVNA systems, which are limited to probes with only two contacts, requiring extremely precise placement of the probes and limiting flexibility.

●	No ability to record brain activity during drug delivery: Currently available drug delivery devices do not have the ability to record brain activity before, during or after delivery of the drug with the same device.

●	More invasive: All existing spinal cord paddle electrodes are more invasive than our SCS paddle electrodes under development, and the electrode itself is 20 times bigger than our proposed design.

Our Solution

In comparison to other currently available technologies, our existing products and products in development all have the goal of providing the following advantages (and expected advantages):

●	All-in-one diagnostic and therapeutic technology solution: Our OneRF Brain Ablation System, indicated for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures, provides bedside monitoring, mapping and ablation, giving physicians a less invasive, potentially safer way to gain improved bedside clarity of the therapeutic window for an epilepsy patient with the possibility of seizure reduction or freedom. It is the first and only FDA-cleared system capable of nervous tissue ablation using the same Evo® sEEG-RF Electrode for both diagnostic and therapeutic applications.

●	Multi-contact probe for OneRF TN: With the OneRF TN Ablation System, surgeons could simplify the ablation process to a single decisive step. The innovative multi-contact probe may enable stimulation/mapping and ablation in fewer cycles, and may significantly reduce patient discomfort and procedure complexity.

●	Percutaneous placement of spinal cord stimulation paddle electrode with scalability options: Due to the thin film nature of our electrode technology, we believe that it may allow for percutaneous placement of “paddle” (flat) shaped electrodes, thereby preventing the need to use more invasive surgical approaches to place the electrodes. Minimally invasive and percutaneously placed technologies have become almost a requirement for adoption with patients and physicians.

●	Increased contacts: We believe that both our spinal cord stimulation electrode in development and our BBNA product in development will offer the ability to increase the number of contacts on a film that traditionally offers fewer contacts. Increasing the number of contacts may allow for more precise stimulation in the spine, potentially improving the therapeutic outcomes.

NeuroOne Medical Technologies Corporation

FORM 10-K

●	Improved accuracy of diagnostic technologies: The Evo sEEG is engineered for accuracy, enhancing the ability to identify the right foci zones to determine the best intervention for patients.

●	Ability to record during drug delivery: Our drug delivery product in development is designed to be able to record brain tissue before, during or after delivery of the drug.

●	Automated manufacturing: Our electrode technology is cost competitive to competitors due to the scalable, automated manufacturing process. This also increases the reliability and consistency of the manufacturing process, and allows for faster fulfillment of product.

Our Strategy

Our goal is to be the global leader in minimally invasive all in one therapies for brain related and other neurological disorders that leverages our thin film electrode technology to be used for recording, monitoring, deep brain and peripheral stimulation and ablation, drug delivery, owning the procedure from diagnosis through treatment. The key elements of our strategy include:

●	Expand the use of our Evo Cortical, Evo sEEG and OneRF Brain Ablation System in the United States and begin the process to commercialize expand into select international markets: In July 2020, we entered into a development relationship with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute our Evo Cortical, which was ultimately expanded to include rights to our Evo sEEG and OneRF Brain Ablation System (the “Zimmer Distribution Agreement”). Zimmer actively promotes and sell these products. In fiscal 2025, we received product revenue from these products of approximately $9.1 million.

●	Launch our OneRF TN Ablation System: In December 2025, we initiated a limited market release of our OneRF TN Ablation System. The OneRF Trigeminal Nerve Ablation System features a minimally invasive surgical technology to treat severe, chronic facial pain. The system delivers targeted RF energy to ablate trigeminal nerve fibers, interrupting pain signaling. Differentiated features of this system include a “first-of-its-kind” multi-contact RF probe that allows for both precise localization and targeted ablation of the pain-conducting nerve tissue - using the same RF probe - and under temperature-controlled conditions, which enhances safety and accuracy. This system may also allow for reduced procedural time, as well as improved patient comfort and safety.

●	Continue to develop percutaneous placed paddle electrodes for spinal cord and peripheral stimulation for pain management with scalable contact configurations: We believe that our flexible thin film technology will allow for percutaneous placement of “paddle” shaped electrodes, thus potentially eliminating the need to make a more invasive surgical procedure. Spinal cord clinical literature over the years have shown that “paddle” electrodes (flat shaped) require less energy for stimulation (thus saving neurostimulator battery life) and may be associated with lower revision rates over time. Even then, “paddle” shaped electrodes are used less often due to the more invasive surgical procedure that is required for placement. But we hope to change that paradigm by creating “paddle” electrodes that can be implanted percutaneously (less invasively) through a “needle hole incision”. This capability opens the use and implantation of paddle electrodes to pain management doctors, who currently only implant traditional percutaneous electrodes. Current paddle electrodes are predominantly implanted by surgeons. By leveraging our existing FDA-cleared technologies, we may also be able to offer the ability to improve precision of where the stimulation is delivered. NeuroOne’s platform thin film technology has the capability to increase the number of contacts in a similar footprint that has fewer contacts.

●	Facilitate partnerships for drug delivery: Partner with biotech, pharmaceutical or biopharma companies to provide a drug delivery sEEG electrode capable of delivering the therapy and recording before, during and after the therapy is delivered for up to 30 days.

●	Develop BVNA System: We intend to leverage our existing FDA-cleared technologies to develop a BVNA system, and using our multi-contact probes to increase placement flexibility compared to existing cleared BVNA systems. We established an advisory board for our BVNA development program in October 2025.

●	Explore partnerships with other companies that leverage our core technology: Given that our technology enables, complements and/or competes with a number of companies that are in the market or attempting to enter the market with diagnostic or therapeutic technologies to treat brain related disorders, we believe there may be opportunities to establish mutually beneficial relationships. In addition, our technology may have application in cardiovascular, orthopedic and pain related indications that could benefit from a high-fidelity thin film electrode product that can provide stimulation and/or ablation therapies.

NeuroOne Medical Technologies Corporation

FORM 10-K

Clinical Development and Regulatory Pathway for Products in Development

Clinical Experience, Future Development and Clinical Trial Plans

Below we have summarized, for each of our products in development, the current stage of development, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory clearance or approval and timing of regulatory submissions.

Technology	Stage of Development and Pre-Clinical Testing to Date	Additional Expected Steps for Regulatory Clearance or Approval
Drug Delivery and monitoring electrode	Actively developing; Conducted benchtop and animal studies.	The Company may pursue a 510(k) clearance with the FDA for brain cancer drug delivery system.

SCS - Spinal cord stim electrodes	We completed the development of a percutaneous delivery system and conducted benchtop, animal and cadaver studies of both the percutaneous delivery system and various design iterations of paddle electrodes.

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

BVNA	Actively developing; Conducted benchtop and animal ex vivo studies.	The Company may pursue a 510(k) clearance with the FDA for its BVNA product in development.

Collaborations and Partnerships

Mayo Clinic and University of Wisconsin-Madison Studies

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

FORM 10-K

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

Commercialization, Sales and Marketing

Zimmer Biomet Distribution Agreement

Based on the size and maturity of the U.S. market and our initial commercial focus, on July 20, 2020, we entered into an exclusive development and distribution agreement (the “Distribution Agreement”) with Zimmer, pursuant to which we granted Zimmer exclusive global rights to distribute NeuroOne’s strip and grid cortical electrodes (the “Strip/Grid Products”) and electrode cable assembly products (the “Electrode Cable Assembly Products”), including to approximately 188 Level 4 epilepsy centers. Additionally, we granted Zimmer the exclusive right and license to distribute certain depth electrodes developed by the Company (the “sEEG Products”). The parties have agreed to collaborate with respect to development activities under the Distribution Agreement through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Financing

April 2025 Financing

On April 4, 2025, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. as underwriter ( “Ladenburg”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock, at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the underwriting agreement, we granted Ladenburg an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which was exercised in full. Net proceeds to the Company were approximately $8.2 million.

NeuroOne Medical Technologies Corporation

FORM 10-K

Nasdaq

Nasdaq Minimum Bid Price Notification

On May 6, 2025, we received a letter from the Listing Qualifications Department of Nasdaq Stock Market (“Nasdaq”) notifying that because the closing bid price of our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until November 3, 2025, to regain compliance with the Minimum Bid Price Requirement.

On November 4, 2025, we received a letter from Nasdaq notifying us that we have been granted a 180-day extension, until May 4, 2026, to regain compliance with the Minimum Bid Price Requirement. We will continue to monitor the closing bid price of our common stock and seek to regain compliance with the Minimum Bid Price Requirement within the extension period. If we do not regain compliance with the Minimum Bid Price Requirement within the extension period, Nasdaq will provide written notification to us that our common stock will be subject to delisting, at which time we may appeal Nasdaq’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if we do need to appeal a Nasdaq delisting determination to the Nasdaq Hearings Panel, that such appeal would be successful.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

For our OneRF Ablation System, we use ICD-10-PCScode 00503Z4 Destruction of Brain Using Stereoelectroencephalographic Radiofrequency Ablation, Percutaneous Approach. This code allows hospital reporting of inpatient procedures that are performed using the OneRF Ablation system,

For our OneRF TN Ablation System, the following CPT Codes are available:

●	61790 Creation of lesion by stereotactic method, percutaneous, by neurolytic agent (eg, alcohol, thermal, electrical, radiofrequency); gasserian ganglion

●	61791 Creation of lesion by sterotactic method, percutaneous, by neurolytic agent (eg, alcohol, thermal, electrical, radiofrequency); trigeminal medullary tract

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

Research and Development

Our research and development team, which includes our Vice President of Engineering, utilizes advice from leading experts in the neurotech field on our scientific advisory board and is focused on the development of thin film cortical grid and strip electrodes and depth electrodes for recording, ablation and chronic stimulation for brain related disorders as well as stimulation for spinal cord stimulation for back related pain. Our research and development expenses were $5.0 million and $5.1 million for the years ended September 30, 2025 and 2024, respectively.

Competition

Epilepsy

In the market for epilepsy diagnosis, our Evo Cortical and Evo sEEG compete with Ad-Tech Medical Instrument Corporation, PMT Corporation and Dixi Medical seizure diagnostic products. We will also compete against other companies in early stages of development of thin film technologies.

NeuroOne Medical Technologies Corporation

FORM 10-K

In the neuro-ablation market, our OneRF Brain Ablation System competes with Medtronic, Monteris Medical and Clearpoint’s LITT technology, which use MRI guided laser surgical ablation for use to ablate, necrotize or coagulate soft tissue. There may be other products in development that will compete with us as well.

Trigeminal Neuralgia

In the market for treating trigeminal neuralgia, we expect to compete with Boston Scientific and Avanos RF ablation systems, and various companies that use balloon compression for the treatment of trigeminal neuralgia.

BVNA

In BVNA, we expect to compete with Boston Scientific and Stryker’s BVNA Systems.

Spinal Cord Stimulation

In spinal cord stimulation, we expect to compete with Medtronic, Boston Scientific, Abbott, Globus, and Biotronik spinal cord stimulator leads and systems.

Drug Delivery

In Drug Delivery, we expect to compete primarily with Clearpoint and Sophysa’s (CED) drug delivery system.

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

Many of the companies against which we compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, and trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents

As of December 17, 2025, our patent estate consists of two issued United States patents licensed from WARF covering a neural probe array and thin-film micro electrode array and method, a U.S. patent issued in October 2022 relating to improved neural depth electrodes, a U.S. patent issued in January 2024 and a pending U.S. patent application relating to agent-delivering neural electrodes, a U.S. patent issued in January 2024 relating to minimally invasive electrodes, a U.S. patent issued in February 2024 and a European patent issued in October 2025 relating to spinal cord stimulation systems and devices, a U.S. patent issued in October 2025 and a pending European patent application published in 2022 relating to methods of making electrode probes, pending U.S. and European patent applications published in 2023 relating to devices having temperature sensors, pending U.S. and PCT patent applications published in 2024 relating to deformable spinal cord stimulation devices, three pending U.S. patent applications, a pending European application and two pending PCT applications filed or published in 2024 or 2025 relating to spinal cord stimulation device implantation methods, pending U.S. and European patent applications published in 2024 relating to ablation probe and temperature sensing device systems, and pending U.S. and PCT patent applications filed in 2025 relating to proximal connectors of probe devices and related manufacturing methods. The licensed issued patents expire between 2028 and 2030, subject to any patent extensions that may be available for such patents. The issued patents owned by NeuroOne expire between 2039 and 2041. If a patent or patents are issued on our additional pending patent applications, the resulting patents are projected to expire between 2040 and 2045.

NeuroOne Medical Technologies Corporation

FORM 10-K

Our patent applications may not result in issued patents, and any patents that have been issued or may issue in the future may not protect the commercially important aspects of our technology. Furthermore, the validity and enforceability of our issued patents may be challenged by third parties and our patents could be invalidated or modified by the issuing governmental authority. Third parties may independently develop technology that is not covered by our patents that is similar to, or competes with, our technology. In addition, our intellectual property may be infringed or misappropriated by third parties, particularly in foreign countries where the laws and governmental authorities may not protect our proprietary rights as effectively as those in the United States.

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

Trademarks

We have registered U.S. trademarks for the trademarks “NEUROONE,” “EVO,” and “OneRF.” We also have registered trademarks in the United Kingdom and the European Union for the trademark OneRF.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Government Regulation (US)

Our cortical strip/grid electrode system, depth electrode system and radiofrequency (RF) probes and RF generator ablation system are medical devices subject to extensive and ongoing regulation by the Food and Drug Administration (FDA) and the U.S. Centers for Medicare and Medicaid Services (CMS). Regulations cover virtually every critical aspect of a medical device company’s business operations, including management responsibility, research activities, product design and development, quality management system, manufacturing, supplier management, risk management, contracting, reimbursement, medical communications, sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act (“FDCA”), and the implementing regulations of the FDA (specifically, 21 Code of Federal Regulations (21 CFR Parts 801- labeling, 803 - medical device reporting, 807 - registration and listing, subpart E premarket notification 510k, 812 - investigational device exemption, 814 - premarket approval and 820 - quality system regulation) and applicable FDA issued guidance’s and regulations govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, risk management, electrical safety, cybersecurity, software, sterilization, biocompatibility, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local and harmonized standards, such as ISO 13485, ISO 14971, and FDA’s Quality System Regulation (“QSR”) contained in 21 CFR Part 820.

Regulatory Framework in the United States

A product is regulated as a medical device by the FDA if: 1) the product meets the definition of a medical device per Section 201(h) of the FDCA and 2) an appropriate product classification exists.

Device classification

The FDA characterizes medical devices into one of three classes, Class I, II, and III based on risks and regulatory controls necessary to provide a reasonable assurance of safety and effectiveness. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from Premarket Notification under 510(k); most Class II devices require Premarket Notification under 510(k); and most Class III devices require Premarket Approval (“PMA”).

Class I devices are subject to general controls including labeling. However, most such devices are exempt from pre-market notification. If a device is exempted from any of the general controls, such exemption is stated in the classification regulation for that device. If an exemption is stated it may pertain to manufacturers’ FDA registration and device listing, methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage, shipping of products and post market surveillance.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Based on FDA classifications, our diagnostic cortical strip/grid electrode system, depth electrode system and RF probes and RF generator diagnostic/therapeutic ablation system technology are categorized by the FDA as Class II devices that do not require clinical testing and can be filed as a 510(k), similar to existing competitive technology under the same product classification/product code. The Company expects that indications for treating epilepsy, Parkinson’s and other patients suffering from motor related neurological deficiencies via a permanent implant for chronic treatment will require a PMA process to commercially distribute in the United States.

The 510(k) clearance process

Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that was previously found to be substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use, indications for use (product classification/code) as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

Since October 1, 2023, a 510(k) premarket notification has been submitted as an electronic submission using the FDA eStar program through the CDRH Portal. The eStar Complete status needs to be observed for a successful submission. eSTAR submissions are not anticipated to undergo a refuse to accept (“RTA”) process. However, the FDA intends to employ a virus scanning and technical screening process for an eSTAR. If the eSTAR does not pass technical screening (i.e., an eSTAR is provided where none of the attachments to a question are relevant to the question, or if an inaccurate response is provided to any question), the submission may be put on an early Technical Screening hold for 180 days, until a complete replacement eSTAR is submitted. If it is accepted for filing, the FDA begins a substantive review. The FDA goal is to complete its review of a 510(k) notification within 90 calendar days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the more rigorous premarketing requirements of the PMA approval process or seek reclassification of the device through the De Novo process. The De Novo request provides a marketing pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. De Novo classification is a risk-based classification process. The De Novo classification process is an alternate pathway to classify medical devices that are automatically classified into Class III but which are low to moderate risk. A manufacturer can submit a Pre-submission for De Novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a De Novo device application and potentially a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file based on adherence to FDA guidance on changes to an existing 510(k) device. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. A De Novo grant or PMA application approval may also be affected if changes to the initial grant/approval are not evaluated and documented in accordance with FDA regulations. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be safe, effective, reliable or accurate to the FDA’s satisfaction;

●	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If an FDA evaluation of a PMA application is favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA under review. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	Quality System Regulation (QSR), which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

●	Medical Device Reporting (MDR) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is mislabeled or does not meet specifications and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Physician Payment Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to the Centers for Medicare & Medicaid Services (CMS) financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals.

The payment information is made publicly available in a searchable format on the Open Payments database. In the coming years, we will invest significant resources to develop and maintain robust systems and processes that enhance compliance with these regulations. Failure to comply with the reporting requirements can result in significant monetary penalties. Similar laws may have been enacted or are under consideration in foreign jurisdictions.

Human Capital

As of September 30, 2025, we had 18 employees, all of whom are full-time, eight of whom are engaged in research and development activities, and all of whom are located in the United States. As of September 30, 2025, we also retained the services of approximately 8 regular consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

FORM 10-K

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and financial condition, impair our future prospects and cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

●	we have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability;

●	Zimmer has exclusive global rights to distribute our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We are reliant on Zimmer to drive the commercialization and sales of our products. Zimmer’s failure to timely develop or commercialize these products, or to achieve certain milestones, would have a material adverse effect on our business and operating results;

●	our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed;

●	we may be adversely affected by the effects of inflation;

●	we will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations;

●	an inability to obtain a supply of components and raw material products could have a material adverse effect on our business, financial condition and results of operations;

●	we depend on a limited number of third-party suppliers for the components of our cortical strip, grid electrode and depth electrode technology, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business;

●	changes in the configuration of our cortical strip, grid electrode and depth electrode technology under development may result in additional costs or delay;

●	if we are unable to successfully develop, receive regulatory clearance/approval for and commercialize our products under development, or if we experience significant delays in doing so, our business will be harmed;

●	failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results;

●	if our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted;

●	we depend on our partnership with Mayo to license certain know how for the development and commercialization of our technology. Termination of this partnership would harm our business, and even if this partnership continues, it may not be successful;

●	we may not be successful in commercializing our cortical strip, grid electrode and depth electrode technology in the United States or gaining market acceptance for our products and technology;

●	risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;

●	if we or our third-party suppliers or manufacturers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner;

●	potential complications from our products and technology that are currently unknown may come to light;

NeuroOne Medical Technologies Corporation

FORM 10-K

●	if there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected;

●	we have entered into, and may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues;

●	our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

●	we have been the victim of a cyber-related crime and our controls may not be successful in avoiding further cyber-related crimes in the future;

●	our ability to protect our intellectual property and proprietary technology is uncertain;

●	our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer; and

●	the price of our Common Stock might fluctuate significantly.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of September 30, 2025, we had an accumulated deficit of $78.6 million primarily as a result of expenses incurred in connection with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern as of and for the year ended September 30, 2025. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

We are an early-stage medical technology company which continues to develop and commercialize comprehensive neuromodulation sEEG monitoring, ablation, and stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

From our inception through September 30, 2025, we have generated limited revenue from the commercial sales of our products. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our Common Stock and convertible debt and exercises of options and warrants.

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

Zimmer has exclusive global rights to distribute our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We are reliant on Zimmer to drive the commercialization and sales of these products. Zimmer’s failure to timely develop or commercialize these products, or to achieve certain milestones, would have a material adverse effect on our business and operating results.

The Company granted Zimmer an exclusive global right to distribute our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We are reliant on Zimmer to drive the commercialization and sales of these products until 2034 under the Zimmer Amended and Restated Distribution Agreement for the exclusive distribution, marketing and sales license provided to Zimmer. The collaboration with Zimmer may not be successful due to several factors, including the following:

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $78.6 million as of September 30, 2025. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. At September 30, 2025, we had cash and cash equivalents in the aggregate of approximately $6.6 million. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Changes in the configuration of our technology under development may result in additional costs or delay.

As new products are developed through pre-clinical testing and clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and configuration, are altered along the way in an effort to optimize processes and results. Any changes we make carry the risk that they will not achieve the intended objectives. Any of these changes could cause our products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered device. Such changes may also require additional testing, regulatory notification or regulatory approval. This could delay completion of pre-clinical testing or clinical trials, increase costs, delay approval of our future products and jeopardize our ability to commence sales and generate revenue.

We have four products which have each received 510(k) clearance from the FDA. If we are unable to successfully develop and receive regulatory clearance/approval for our other products under development, or if we experience significant delays in doing so, our business will be harmed.

Four of our products have received 510(k) clearance from the FDA: our Evo® Cortical, Evo® sEEG, OneRF® Ablation System, and OneRF® TN Ablation System. None of our other products have received clearance or approval for commercial sale. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development and regulatory approval for commercialization.

For our current products under development clinical studies in humans may be required, clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing clearance or approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

NeuroOne Medical Technologies Corporation

FORM 10-K

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	clinical trials of our technology under development may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain or central nervous system related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have unanticipated adverse events, undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

If we are required to conduct additional clinical trials or other testing of our cortical strip/grid electrode system, depth electrode system, RF probes and/or RF generator ablation system technology under development beyond those that we contemplate, if we are unable to successfully complete clinical trials, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval at all;

●	be delayed in obtaining marketing approval for our cortical strip/grid electrode system, depth electrode system, RF probes and/or RF generator ablation system technology under development in a jurisdiction;

●	be subject to additional post-marketing testing requirements; or

●	have our cortical strip/grid electrode system, depth electrode system and RF probes and RF generator ablation systems removed from the market after obtaining marketing clearance/approval.

Our development costs will also increase if we experience delays in testing or marketing clearance/approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could allow our competitors to bring innovative products to market before we do and impair our ability to successfully commercialize our products.

NeuroOne Medical Technologies Corporation

FORM 10-K

Even if we obtain regulatory clearance and/or approval for all of our products, we will remain subject to extensive regulatory scrutiny and compliance obligations.

Both before and after a product is commercially released, we will have ongoing responsibilities under FDA regulations. We will also be subject to periodic inspections by the FDA and comparable foreign authorities to determine compliance with regulatory requirements, such as the QSR, of the FDA, medical device reporting regulations and regulations regarding notification, corrections, and recalls. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, it could ban these products, suspend or cancel our marketing authorizations, impose “stop-sale” and “stop-import” orders, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product’s design or manufacture may result in restrictions on use, restrictions placed on us or our suppliers, or withdrawal of an existing regulatory clearance. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our Company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, and operating results.

In addition, even though we have obtained FDA clearance to market four of our products, and even if we obtain the proper regulatory approval or clearance to market any additional products under development, the FDA has the power to require us to conduct post-market surveillance studies, which are designed to identify adverse events, device malfunctions or complaints from patients implanted with the device during a specified period after the commencement of commercial use in the U.S. The FDA may also require us to conduct post-approval studies to further monitor the safety and/or effectiveness of our products. Failure to conduct required surveillance or studies in a timely manner could result in the revocation of the approved PMA product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

Potential complications from our technologies that are currently unknown may come to light.

Based on our industry experience and the experience of the physicians that use products similar to our cortical strip /grid electrode system, depth electrode system, RF probes and RF generator ablation system technology may result in the following complications:

●	from use of our cortical strip/grid electrode and depth electrode technology

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

●	from use of our RF probes and RF generator ablation technology temporary motor deficit, post-operative pain, skin burns hemorrhage, infection.

for Trigeminal nerve ablation, masseter weakness, paresthesias, diplopia, keratitis, corneal reflex impairment, anesthesia dolorosa, and vasomotor rhinorrhea.

If these or unanticipated complications or side-effects result from the use of our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology, our product development may be delayed, we may not be able to obtain regulatory clearance or approval for certain products, we could be subject to liability and, even for cleared/approved products, our technology would not be widely adopted. We cannot assure you that use, even for a limited time, would not result in unanticipated complications, even after the device is removed.

NeuroOne Medical Technologies Corporation

FORM 10-K

Undetected errors or defects in our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technologies under development or future versions thereof could harm our reputation, decrease the market acceptance of cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology or expose us to product liability claims adversely affecting our financial condition and results of operations or liquidity.

Our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technologies may contain undetected errors or defects. As a result, we may be subject to warranty and liability claims for damages related to errors or defects in such products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our cortical strip/grid electrode and depth electrode technology could harm our business and operating results. This risk exists even if a device is cleared or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology or future versions thereof could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost, or in sufficient amounts or scope, to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management team and other resources, and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which that is the subject of any such claim.

The sale and use of our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology or future versions thereof could lead to the filing of product liability claims if someone were to allege that our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology or one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	litigation;

●	distraction of management’s attention from our primary business;

●	the inability to commercialize our cortical strip/grid electrode system, depth electrode system, RF probes and/or RF generator ablation system technology;

●	decreased demand;

●	damage to our business reputation;

●	product recalls or withdrawals from the market;

●	withdrawal of clinical trial participants;

●	substantial monetary awards or settlements to patients or other claimants; or

●	loss of revenue.

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

If we fail to maintain our strong working relationships with healthcare and academic institutions and their professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The development, marketing and sales of many of our products depends on our maintaining working relationships with healthcare institutions and professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. If we are unable to maintain strong relationships with these institutions and professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

NeuroOne Medical Technologies Corporation

FORM 10-K

Our success depends on our ability to continue to develop, commercialize and gain market acceptance for our products and technology.

Our current business strategy is highly dependent on developing and commercially launching our products and technology and achieving and maintaining market acceptance. In order for us to sell cortical strip, grid electrode and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders, we must convince them, their caregivers and healthcare providers that our technology offers meaningful advantages over existing solutions for neuromodulation, cEEG and sEEG recording, ablation, and stimulation. Key challenges include overcoming physician preference for established competitive products and demonstrating superior clinical outcomes. Several factors could negatively impact market acceptance, including: failure to gain support from key opinion leaders, insufficient clinical evidence supporting our technology’s benefits, perceived risks associated with the technology, introduction of competitive products, adverse clinical trial results, loss of regulatory approvals, or adverse publicity. Healthcare providers typically adopt new technologies slowly due to liability concerns and reimbursement uncertainties.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other related neurological disorders by securing broad market acceptance of our cortical strip, grid electrode and depth electrode technology. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors of our cortical strip, grid electrode and depth electrode technology will be: reduced infections, ability to record additional brain activity, minimally invasive surgical procedure, ease of use and cost effectiveness. We face significant competition in the United States and internationally, which we believe will intensify. For example, our major competitors are: (i) in the market for diagnosis, Ad-Tech Medical Instrument Corporation, PMT Corporation and Dixi Medical, (ii) in the market for neuro-ablation, Medtronic and Monteris Medical and (iii) in the market for trigeminal neuralgia, Boston Scientific and Avanos RF ablation systems. Each of the foregoing competitors has systems approved in the United States and certain foreign jurisdictions and has been established for several years. We face a particular challenge overcoming the long-standing practices by some physicians of using the existing technology of our larger, more established competitors. Physicians may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try to subsequently adopt our product, then we may never achieve profitability and such failure to adopt our product could have a material adverse effect on our business, financial condition and operating results.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. For example, we have a registered U.S. trademark for the “EVO” trademark. We cannot assure you that any future trademark applications will be approved in a timely manner or at all. Third parties also may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

There is currently limited market awareness of our technology. We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our cortical strip, grid electrode and depth electrode technology. Promoting and positioning our brand, and increasing market awareness of our technology, will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of brain-related disorders. Additionally, we believe the quality and reliability of our product is critical to building physician support in the United States. We initially received early feedback requesting improvements around the reliability of our Evo SEEG, and while we believe we have largely addressed these requests, any negative publicity regarding the quality or reliability of our cortical strip, grid electrode and depth electrode technology could significantly damage our reputation in the market. Further, given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our cortical strip, grid electrode and depth electrode technology may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make devices that are the same as or similar to our various electrode technologies but that are not covered by the claims of the patents that we own;

●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

●	we might not have been the first to file patent applications covering certain of our inventions;

NeuroOne Medical Technologies Corporation

FORM 10-K

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	we might enforce our patent rights or defend a challenge to our issued patents or pending application, putting the patents and patent applications at risk of being invalidated or interpreted narrowly;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

●	we may not develop additional proprietary technologies that are patentable.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from government health insurance programs or other third-party payors for our cortical strip, grid electrode and depth electrode technology, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, but are not limited to:

●	the Anti-Kickback Statute, which may apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

NeuroOne Medical Technologies Corporation

FORM 10-K

●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

●	HIPAA is a U.S. federal law that protects the privacy and security of patient health information while standardizing healthcare data practices. It is enforced by the Office for Civil Rights through investigations, audits, and penalties for noncompliance;

●	federal “sunshine” requirements imposed by the ACA on device manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failureto submit required information may result in civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Navigating these laws and regulations can be complex due to their evolving scope, varying and changing interpretations by regulatory authorities and courts, and differences across jurisdictions. We are unable to predict what additional federal, state or foreign legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal, state or foreign governments may (i) impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us or (ii) challenge our current or future activities under these laws. Any of these challenges could impact our reputation, business, financial condition and operating results.

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

For example, we inadvertently have not submitted certain required information to CMS under these regulations. Though we intend to promptly report the omission to CMS and ensure all required information is submitted on time going forward, we cannot fully predict whether the missing submissions will result in adverse consequences or regulatory scrutiny. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, could be costly and time-consuming.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

FORM 10-K

Risks Related to our Common Stock

The price of our Common Stock might fluctuate.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

On May 6, 2025, we received a letter from the Listing Qualifications Department of Nasdaq Stock Market (“Nasdaq”) notifying that because the closing bid price of our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until November 3, 2025, to regain compliance with the Minimum Bid Price Requirement.

On November 4, 2025, we received a letter from Nasdaq notifying us that we have been granted a 180-day extension, until May 4, 2026, to regain compliance with the Minimum Bid Price Requirement. We will continue to monitor the closing bid price of our common stock and seek to regain compliance with the Minimum Bid Price Requirement within the extension period. If we do not regain compliance with the Minimum Bid Price Requirement within the extension period, Nasdaq will provide written notification to us that our common stock will be subject to delisting, at which time we may appeal Nasdaq’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if we do need to appeal a Nasdaq delisting determination to the Nasdaq Hearings Panel, that such appeal would be successful.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

If we fail to maintain effective internal controls and procedures for financial reporting, it could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. In that case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements. Our management has concluded that our internal controls over financial reporting were, and continue to be, effective as of September 30, 2025. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

As of September 30, 2025, we had outstanding warrants to purchase an aggregate of 6,895,875 shares of Common Stock, and options to purchase an aggregate of 6,083,167 shares of Common Stock. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

Our management has identified certain internal control deficiencies, which management believes constitute a material weakness. Our failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common stock.

We review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2025 concluded that our controls were not effective, due to a material weakness resulting from an ineffective overall control environment. The material weakness stems primarily from our small size and includes the inability to maintain appropriate segregation of duties.

Such shortcomings could have an adverse effect on our business and financial results. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

Subject to limitations on liquidity, the Company is planning to take steps to remediate this material weakness. However, we cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies.

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the war, terrorism, military conflicts on global markets, the conflict and instability such as between Russia and Ukraine and potentially Eastern Europe, Israel, Lebanon, Iran, the Gaza Strip and the Middle East and Asia, disruptions in the banking system and financial markets, new and ongoing challenges relating to current supply chain constraints, the impact of natural disasters or global pandemics, increased inflation and rising interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. Our vendors and development partners may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

Our Chief Administrative Officer leads our information security organization (overseeing work done by a third party IT services company) and reports to the Chief Executive Officer and Board of Directors of any material information regarding such cybersecurity matters.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock commenced trading on the Nasdaq Capital Market on May 26, 2021 under the ticker symbol “NMTC.”

Stockholders

On December 12, 2025, there were 111 record holders of our Common Stock. The transfer agent and registrar for our Common Stock is Equiniti Trust Company LLC.

Share Repurchases

During the three months ended September 30, 2025, we repurchased 4,085 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes our share repurchase activity during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2025	4,085	$0.68	-	-
August 1 - August 31, 2025	-	$-	-	-
September 1 - September 30, 2025	-	$-	-	-
TOTAL	4,085		-	-

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

We are developing and commercializing thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record activity before, during, and after delivery.

We have received 510(k) clearance for four of our devices from the Food and Drug Administration (“FDA”), including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days (“Evo Cortical”), (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain (“Evo sEEG”), (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures (“OneRF Ablation System”), (iv) our OneRF TN ablation system for use in procedures to create radiofrequency (RF) lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures (“OneRF TN Ablation System”). We have a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute the Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We initiated a limited market release of the OneRF TN Ablation System in December 2025. The Company’s other products and indications are still under development.

We have largely incurred losses since inception. As of September 30, 2025, we had an accumulated deficit of $78.6 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources—Capital Resources” below. While we have begun to generate revenue from the sale of our Evo Cortical, Evo sEEG, OneRF Ablation System, and OneRF TN Ablation System, and through milestone and other payments from our current collaboration and distribution arrangement with Zimmer, we expect to continue to incur significant expenses and may incur increasing operating and net losses for the foreseeable future until we generate a higher level of revenue from commercial sales.

NeuroOne Medical Technologies Corporation

FORM 10-K

Recent Developments

Corporate Updates

510(k) Clearance for Trigeminal Facial Pain

On August 15, 2025 we received FDA 510(k) clearance to market its OneRF® Trigeminal Nerve Ablation System for use in procedures to create radiofrequency lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures.

April 2025 Financing

On April 4, 2025, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. as underwriter ( “Ladenburg”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock, at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the underwriting agreement, we granted Ladenburg an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which was exercised in full. Net proceeds to the Company were approximately $8.2 million.

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

We previously entered into an Exclusive Development and Distribution Agreement dated July 20, 2020 with Zimmer, related to the Evo Cortical and Evo sEEG products, which was subsequently amended pursuant to the terms and conditions of a letter agreement dated January 6, 2021, a Second Amendment to Exclusive Development and Distribution Agreement dated June 28, 2022, and a Third Amendment to Exclusive Development and Distribution Agreement dated August 2, 2022 (collectively, the “EDDA”).The EDDAs executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Evo Cortical and Evo sEEG products. In addition, under the prior EDDAs, we agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

Under the Amendment, Zimmer paid us $3.0 million for an exclusive RF Distribution License (the “RF Distribution License” and “License”) for commercialization of the OneRF Ablation System in the brain. In addition, we are eligible to receive a future milestone payment of $1.0 million upon reaching a one-time sales volume threshold. We do not anticipate receiving this milestone payment.

The revised term under the Amendment (the “Term”) began on the effective date and will remain in effect until October 31, 2034. Upon the expiration of the Term, it may be renewed upon the mutual written of the Parties. The Zimmer Amended and Restated Exclusive Development and Distribution Agreement may be terminated before the expiration of the Term only by the Parties in accordance with certain terms under the Amendment. In addition, the license rights granted to Zimmer under this Amendment shall be exclusive (i) from the original effective date until September 30, 2032 for the Evo Cortical and Evo sEEG products; and (ii) from the effective date until October 31, 2034 for the OneRF Ablation System.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. We have experienced minor price increases from our suppliers related to tariffs on imported goods, and may experience additional price increases.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Evo Cortical, Evo sEEG, and OneRF Ablation System, which have each received FDA 510(k) clearance.

Product Gross Profit

Product gross profit represents our product revenue less our cost of product revenue. Our cost of product revenue consists of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Evo Cortical, Evo sEEG, and OneRF Ablation Systems, and outside supplier costs of producing our electrode cable assembly products. In addition, the cost of product revenue includes royalty fees incurred in connection with our license agreements as well as valuation adjustments for excess or obsolete inventory.

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Ablation System. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the year ended September 30, 2025 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Amended and Restated Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our financial statements included in Item 8 — Financial Statements and Supplementary Data” in this Report.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs including stock-based compensation for personnel in functions not directly associated with research and development activities. Other significant costs include legal and litigation costs relating to corporate matters, intellectual property costs, professional fees for consultants assisting with financial and administrative matters, and sales and marketing in connection with the commercial sale of our Evo Cortical, Evo sEEG, and OneRF Ablation Systems. We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, further commercialization of our technology, and the increased costs of operating as a public company.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

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

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the fiscal years ended September 30, 2025 and 2024.

	For the years ended September 30,
	2025	2024	Period to Period Change
Product revenue	$9,097,692	$3,453,003	$5,644,689
Cost of product revenue	3,956,286	2,373,336	1,582,950
Product gross profit	5,141,406	1,079,667	4,061,739

Collaborations revenue	3,000,000	—	3,000,000

Operating expenses:
Selling, general and administrative	7,384,517	7,901,695	(517,178)
Research and development	4,983,362	5,065,181	(81,819)
Total operating expenses	12,367,879	12,966,876	(598,997)
Loss from operations	(4,226,473)	(11,887,209)	7,660,736
Fair value change in warrant liability	784,670	(327,092)	1,111,762
Financing costs	(334,063)	(228,988)	(105,075)
Other income, net	170,492	125,179	45,313
Loss before income taxes	(3,605,374)	(12,318,110)	8,712,736
Provision for income taxes	—	—	—
Net loss	$(3,605,374)	$(12,318,110)	$8,712,736

Product Revenue and Product Gross Profit

Product revenue was $9.1 million during the year ended September 30, 2025 with a gross profit and gross profit percentage of $5.1 million and 56.5%, respectively. Product revenue was $3.5 million during the year ended September 30, 2024 with a gross profit and gross profit percentage of $1.1 million and 31.3%, respectively. The increase in gross profit percentage during the current period was largely due to the higher margin OneRF Ablation System being sold in the current period under the Amendment with Zimmer. Product revenue consisted primarily of sales of the OneRF Ablation System to Zimmer during the year ended September 30, 2025 while revenue consisted of Evo Cortical, Evo sEEG, and OneRF Ablation System sales during the prior year period. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our Evo Cortical, Evo sEEG, and OneRF Ablation System. In addition, cost of product revenue included royalty fees incurred of approximately $150,000 and $157,000 in connection with our license agreements during the years ended September 30, 2025 and 2024, respectively.

NeuroOne Medical Technologies Corporation

FORM 10-K

Collaborations Revenue

License revenue was $3.0 million for the year ended September 30, 2025 which related to the distribution license granted to Zimmer for the OneRF Ablation System in October 2024. No license revenue was generated from the Zimmer Amended and Restated Development Agreement during the year ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.4 million and $7.9 million for the years ended September 30, 2025 and 2024, respectively. The $0.5 million decrease period over period was primarily due to a decrease in both legal fees in the amount of $0.4 million and investor relations related expense of $0.6 million, offset in part by increases in payroll related costs of approximately $0.1 million, non-legal professional fees of $0.2 million, marketing and sales costs of $0.1 million and other operating cost increases of $0.1 million on a net basis.

Research and Development Expenses

Research and development expenses were approximately $5.0 million for the year ended September 30, 2025, compared to $5.1 million for the year ended September 30, 2024. The $0.1 million decrease period over period was attributed to the net reduction in development activities associated with our Evo Cortical, Evo sEEG, and OneRF Ablation System, given the commercialization of these products. Activity associated with new technology development largely offset the overall net decrease in research and development costs during the current period. Development activities primarily included salary-related expenses and costs related to consulting services, testing, materials and supplies.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the year ended September 30, 2025 resulted in a $0.8 million benefit compared to an expense of $0.3 million during the year ended September 30, 2024. The change was due primarily to fluctuations in our common stock fair value.

Financing Costs

Financing costs during the year ended September 30, 2025 of $0.3 million consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the debt facility in November 2024. In addition, $9,000 in legal fees were incurred in connection with the at-the market offering program (described further below).

Financing costs during the year ended September 30, 2024 of $0.2 million consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.1 million and issuance costs attributed to the warrants issued in connection with the 2024 Private Placement (described further below) in the amount of $0.1 million.

Other Income, net

Other income, net during the year ended September 30, 2025 and 2024 consisted principally of interest income attributed to our cash and cash equivalents.

 Liquidity and Capital Resources

Overview

As of September 30, 2025, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $6.6 million.

NeuroOne Medical Technologies Corporation

FORM 10-K

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

April 2025 Financing

On April 4, 2025, we entered into an underwriting agreement with Ladenburg, relating to the issuance and sale of 16,000,000 shares of our common stock, at a price to the public of $0.50. In addition, under the terms of the underwriting agreement, we granted Ladenburg an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to approximately $1.0 million which included a 7.0% commission to the Underwriter and legal and other expenses in the amount of $0.3 million. The Company received approximately $8.2 million in net proceeds.

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

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM Program”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero. On August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000. Through September 30, 2025, we have issued 5,544,489 shares of common stock under the ATM Program for gross proceeds in the amount of $8.0 million. We incurred issuance costs in connection with the ATM Program in the amount of $0.6 million through September 30, 2025.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

On January 21, 2020, we entered into an Amended and Restated License Agreement (the “WARF License”) with WARF, which amended and restated in full our prior license agreement with WARF, dated October 1, 2014. Under the WARF License, we have agreed to pay WARF a royalty equal to a single-digit percentage of certain of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $50,000 for 2020, $100,000 for 2021 and $150,000 for 2022 and each calendar year thereafter that the WARF License is in effect. If we or any of our sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by us if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of certain of our product sales pursuant to the Mayo Development Agreement. See “Note 4 – Commitments and Contingencies” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report. for more information about the WARF License and the Mayo Development Agreement.

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

NeuroOne Medical Technologies Corporation

FORM 10-K

Liquidity Outlook

For a discussion of potential fee payments under the Amended and Restated Zimmer Development Agreement, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” included in our financial statements included in “Item 8 — Financial Statements and Supplementary Data” in this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Ablation System are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  In October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer to provide Zimmer with the exclusive right and license to distribute our OneRF Ablation System in the brain for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

At September 30, 2025, we had cash and cash equivalents in the aggregate of approximately $6.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financing, through collaborations or partnerships with other companies, or other sources.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Years Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(2,837,272)	$(11,011,840)
Net cash used in investing activities	(81,742)	(120,197)
Net cash provided by financing activities	8,029,354	7,269,586
Net increase (decrease) in cash and cash equivalents	$5,110,340	$(3,862,451)

NeuroOne Medical Technologies Corporation

FORM 10-K

Net cash used in operating activities

Net cash used in operating activities was $2.8 million for the year ended September 30, 2025, which consisted of a net loss of $3.6 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets and deferred issuance costs, operating lease expense, fair value change in warrant liability totaling approximately $1.1 million in the aggregate. Our net loss was further adjusted to account for the reclassification of debt and equity facility termination costs to financing activities in the amount of $0.1 million. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.4 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in our accounts receivable attributed largely to the timing of customer payments. Partially offsetting the net cash operating use during the period was a decrease in our inventory and prepaid expenses as well as a net increase in our accounts payable and accrued expenses resulting from timing of payments and fluctuations in our operations.

Net cash used in operating activities was $11.0 million for the year ended September 30, 2024, which consisted of a net loss of $12.3 million partially offset principally by non-cash stock-based compensation, depreciation, amortization related to intangible assets and deferred issuance costs, operating lease expense, fair value change in warrant liability and the proceeds from the issuance of warrants in connection with the 2024 Private Placement totaling approximately $2.2 million in the aggregate. Our net loss was further adjusted to account for the reclassification of debt and equity facility termination costs to financing activities in the amount of $0.1 million. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $1.0 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in inventory purchases and to an increases in our accounts receivable attributed largely to the timing of customer payments. Partially offsetting the net cash operating use during the period was an increase in our accounts payable and accrued expenses coupled with a decrease in prepaid expenses resulting from timing of payments and fluctuations in our operations.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for each of the years ended September 30, 2025 and 2024 consisting of outlays for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $8.0 million for the year ended September 30, 2025, which consisted of net proceeds from the April 2025 Financing of approximately $8.2 million and from the ATM Program in the amount of approximately $0.3 million as well as from the exercise of warrants in the amount of $0.1 million. Offsetting the net proceeds were debt facility issuance costs of $0.3 million, issuance costs paid in connection with a prior year private placement of approximately $0.2 million and as a result of the repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

Net cash provided by financing activities was $7.3 million for the year ended September 30, 2024, which consisted of net proceeds from the ATM Program of $4.8 million and net proceeds from the 2024 Private Placement of $2.6 million, offset partially by repurchases of common stock for the payment of employee taxes in the amount of $81,000 and debt facility issuance costs of approximately $75,000.

NeuroOne Medical Technologies Corporation

FORM 10-K

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

NeuroOne Medical Technologies Corporation

FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of NeuroOne Medical Technologies Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroOne Medical Technologies Corporation (the “Company”) as of September 30, 2025 and 2024, the related statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of the Company’s operations and cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

December 17, 2025

NeuroOne Medical Technologies Corporation

Balance Sheets

	As of September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,570,382	$1,460,042
Accounts receivable	1,264,805	176,636
Inventory	2,226,805	2,635,153
Deferred offering costs	22,920	142,633
Prepaid expenses	141,372	216,461
Total current assets	10,226,284	4,630,925
Intangible assets, net	44,946	67,262
Right-of-use asset	255,195	254,910
Property and equipment, net	259,222	416,843
Total assets	$10,785,647	$5,369,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,010,369	$1,029,206
Accrued expenses and other liabilities	1,292,714	1,184,014
Total current liabilities	2,303,083	2,213,220
Warrant liability	1,266,894	2,140,315
Operating lease liability, long term	143,148	194,392
Total liabilities	3,713,125	4,547,927

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,006,464 and 30,816,499 shares issued and outstanding as of September 30, 2025 and 2024, respectively.	50,006	30,816
Additional paid–in capital	85,632,303	75,795,610
Accumulated deficit	(78,609,787)	(75,004,413)
Total stockholders’ equity	7,072,522	822,013
Total liabilities and stockholders’ equity	$10,785,647	$5,369,940

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Operations

	Years ended September 30,
	2025	2024
Product revenue	$9,097,692	$3,453,003
Cost of product revenue	3,956,286	2,373,336
Product gross profit	5,141,406	1,079,667

Collaborations revenue	3,000,000	—

Operating expenses:
Selling, general and administrative	7,384,517	7,901,695
Research and development	4,983,362	5,065,181
Total operating expenses	12,367,879	12,966,876
Loss from operations	(4,226,473)	(11,887,209)
Fair value change in warrant liability	784,670	(327,092)
Financing costs	(334,063)	(228,988)
Other income, net	170,492	125,179
Loss before income taxes	(3,605,374)	(12,318,110)
Provision for income taxes	—	—
Net loss	$(3,605,374)	$(12,318,110)
Net loss per share:
Basic and diluted	$(0.09)	$(0.46)
Number of shares used in per share calculations:
Basic and diluted	40,152,873	26,762,392

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2023	23,928,945	$23,929	$68,911,778	$(62,686,303)	$6,249,404
Issuance of common stock in connection with 2024 Private Placement	2,944,446	2,944	833,833	—	836,777
Issuance of common stock in connection with at-the-market offering program	3,748,913	3,749	5,030,157	—	5,033,906
Issuance costs in connection with common stock issuances	—	—	(296,161)	—	(296,161)
Stock-based compensation	—	—	1,344,476	—	1,344,476
Issuance of common stock upon vesting of restricted stock units	267,305	267	(267)	—	—
Share repurchases for the payment of employee taxes	(73,110)	(73)	(81,330)	—	(81,403)
Issuance of warrants in connection with debt facility	—	—	53,124	—	53,124
Net loss	—	—	—	(12,318,110)	(12,318,110)
Balance at September 30, 2024	30,816,499	30,816	75,795,610	(75,004,413)	822,013
Issuance of common stock attributed to non-private placement equity offering	18,755,899	18,756	9,595,281	—	9,614,037
Issuance costs related to equity offerings	—	—	(1,056,646)	—	(1,056,646)
Stock-based compensation	—	—	1,264,608	—	1,264,608
Issuance of common stock upon vesting of restricted stock units	399,034	399	(399)	—	—
Exercise of warrants	150,000	150	158,351	—	158,501
Share repurchases for the payment of employee taxes	(114,968)	(115)	(124,502)	—	(124,617)
Net loss				(3,605,374)	(3,605,374)
Balance at September 30, 2025	50,006,464	$50,006	$85,632,303	$(78,609,787)	$7,072,522

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation

Statements of Cash Flows

	Years ended September 30,
	2025	2024
Operating activities
Net loss	$(3,605,374)	$(12,318,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	261,679	246,791
Amortization of deferred issuance costs	192,647	101,329
Stock-based compensation	1,264,608	1,344,476
Fair value change in warrant liability	(784,670)	327,092
Debt and equity facility costs reclassified to financing activities	141,416	127,659
Non-cash lease expense	111,613	113,534
Valuation adjustments for excess or obsolete inventory	10,000	—
Change in assets and liabilities:
Accounts receivable	(1,088,169)	(176,636)
Inventory	398,348	(908,467)
Prepaid expenses	75,089	47,285
Accounts payable	239,983	66,993
Accrued expenses, operating lease and other liabilities	(54,442)	16,214
Net cash used in operating activities	(2,837,272)	(11,011,840)
Investing activities
Purchases of property and equipment	(81,742)	(120,197)
Net cash used in investing activities	(81,742)	(120,197)
Financing activities
Proceeds from issuance of common stock in connection with private placement	—	836,777
Proceeds from issuance of warrants in connection with private placement	—	1,813,223
Proceeds from issuance of common stock attributed to non-private placement equity offerings	9,614,037	5,033,906
Issuance costs attributed to common stock and warrants issued in private placement	(185,903)	(1,320)
Issuance costs related to non-private placement equity offerings	(1,045,971)	(236,597)
Deferred issuance costs in connection with at-the-market offering program	—	(20,000)
Deferred issuance costs in connection with debt facility	(297,942)	(75,000)
Exercise of warrants	69,750	—
Share repurchases for the payment of employee taxes	(124,617)	(81,403)
Net cash provided by financing activities	8,029,354	7,269,586
Net increase (decrease) in cash and cash equivalents	5,110,340	(3,862,451)
Cash and cash equivalents at beginning of year	1,460,042	5,322,493
Cash and cash equivalents at end of year	$6,570,382	$1,460,042
Supplemental non-cash financing and investing transactions:
Modification of right-of-use asset and associated lease liability	$111,898	$199,385
Non-cash warrants issued in connection with debt facility	$—	$53,124
Unpaid issuance costs in connection with private placement	$—	$185,903
Unpaid deferred issuance costs	$22,920	$95,837

See accompanying notes to financial statements

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 1 - Organization and Nature of Operations

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is a medical technology company focused on the development and commercialization of thin film electrode for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, monitoring, ablation and brain stimulation solutions to diagnose and treat patients with epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record activity before, during, and after delivery.

The Company has received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for four of its devices: (i) its Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days (“Evo Cortical”), (ii) its Evo® sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain (“Evo sEEG”); (iii) its OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures (the “OneRF Ablation System”) and (iv) our OneRF TN ablation system for use in procedures to create radiofrequency (RF) lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures (“OneRF TN Ablation System”, together with the Evo Cortical, Evo sEEG, and OneRF Ablation System, the “Commercialized Products”). The Company has a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute the Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. The Company initiated a limited market release of its OneRF TN Ablation System in December 2025. The Company’s other products and indications are still under development.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. The Company has experienced minor price increases from our suppliers related to tariffs on imported goods, and may experience additional price increases.

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

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations since inception, and an accumulated deficit of $78.6 million as of September 30, 2025. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company’s ability to continue as a going concern. As of September 30, 2025, the Company had $6.6 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the Zimmer Amendment and forecasted operating expense reductions, will be sufficient to fund the Company’s operations through September 2026. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

The Company intends to fund ongoing activities by utilizing its current cash and cash equivalents on hand, from product and collaborations revenue and by raising additional capital through equity or debt financing. If management is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology, or the Company may have to cease operations altogether.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment. See “Note 14 – Segment Reporting”.

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
Notes to Financial Statements

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturers in connection with OneRF Ablation System (the “OneRF Products”), strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products”) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”). In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements as well as valuation adjustments for excess or obsolete inventory.

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

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement. See “Note 9– Stockholders’ Equity”. The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in the fair value of the warrant liability is recognized in the statements of operations under the fair value change in the warrant liability line item.

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

As of September 30, 2025 and 2024, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the years ended September 30, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,266,894	$—	$—	$1,266,894
Total liabilities at fair value	$1,266,894	$—	$—	$1,266,894

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,140,315	$—	$—	$2,140,315
Total liabilities at fair value	$2,140,315	$—	$—	$2,140,315

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended September 30, 2025 and 2024.

	2025	2024
Warrant liability
Balance as of beginning of year	$2,140,315	$—
Value assigned to warrants in connection with 2024 Private Placement	—	1,813,223
Change in fair value of warrant liability	(784,670)	327,092
Exercise	(88,751)	—
Balance as of end of year	$1,266,894	$2,140,315

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of our Commercialized Product components, work-in-process and finished goods. The Commercialized Products are produced by a third-party contract manufacturer and our electrode cable assembly components are obtained from outside suppliers.

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $165,000 and $108,993 for the years ended September 30, 2025 and 2024, respectively.

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

Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, and restricted stock units while outstanding are considered common stock equivalents for this purpose. Diluted earnings or loss per share of common stock is computed utilizing the treasury method for the warrants, stock options and restricted stock units. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended September 30, 2025 and 2024.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the years ended September 30:

	2025	2024
Warrants	6,895,875	7,045,875
Stock options	6,083,167	2,814,096
Restricted stock units	812,696	1,129,762

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License (i) on 90 days’ notice if we had failed to have commercial sales of one or more FDA-approved products under the WARF License by June 30, 2021 or (ii) if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The first commercial sale occurred on December 7, 2020, prior to the June 30, 2021 deadline. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During each of the years ended September 30, 2025 and 2024, $150,000 in royalty fees were incurred related to the WARF License and were reflected as a component of cost of product revenue.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the year ended September 30, 2024, $6,861 in royalty fees were incurred and were reflected as a component of cost of product revenue. There were no royalty fees in connection with the Mayo Agreement during the year ended September 30, 2025.

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

During the years ended September 30, 2025 and 2024, rent expense associated with the facility leases amounted to $279,261 and $173,090, respectively.

Supplemental cash flow information related to the operating lease was as follows:

	For the Years Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$126,435	$138,917
Modification of right-of-use asset and associated lease liability:
Operating leases	$111,898	$199,385

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Supplemental balance sheet information related to the operating lease was as follows:

	As of September 30,
	2025	2024
Right-of-use assets	$255,195	$254,910
Lease liability	$266,806	$260,160
Weighted average remaining lease term (years)	2.3	3.6
Weighted average discount rate	7.2%	7.4%

Maturity of the lease liabilities was as follows:

Calendar Year	As of September 30, 2025
2025	$34,045
2026	139,985
2027	81,708
2028	34,815
Total lease payments	290,553
Less imputed interest	(23,747)
Total	266,806
Short-term portion (included in other liabilities)	(123,658)
Long-term portion	$143,148

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of September 30,
	2025	2024
Component inventory	$871,492	$877,065
Work-in-process	130,100	192,360
Finished goods	1,225,213	1,565,728
Total	$2,226,805	$2,635,153

The Company had finished goods on consignment in the amount of zero and $102,318 as of September 30, 2025 and 2024, respectively. Excess and obsolete valuation reserve adjustments reflected as a reduction of work-in-process inventory as of September 30, 2025 and 2024 were $10,000 and zero, respectively.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Intangibles

Intangible assets roll forward is as follows:

	Useful Life
Net intangibles, September 30, 2023	12-13 years	$89,577
Less: amortization		(22,315)
Net intangibles, September 30, 2024		67,262
Less: amortization		(22,316)
Net intangibles, September 30, 2025		$44,946

The Company anticipates amortization expense of approximately $22,000 per year for fiscal years 2026 through 2027 based upon the two current license agreements.

Property and Equipment

Property and equipment, net held for use by category are presented in the following table:

	As of September 30,
	2025	2024
Equipment and furniture	$1,058,045	$976,303
Total property and equipment	1,058,045	976,303
Less accumulated depreciation	(798,823)	(559,460)
Property and equipment, net	$259,222	$416,843

Depreciation expense was $239,363 and $224,476 for the years ended September 30, 2025 and 2024, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following

	As of September 30,
	2025	2024
Accrued payroll	$1,055,121	$950,260
Operating lease liability, short term	123,658	65,768
Royalty fees	112,500	108,036
Other	1,435	59,950
Total	$1,292,714	$1,184,014

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

The Company and Zimmer previously entered into an Exclusive Development and Distribution Agreement dated July 20, 2020, related to the sEEG and Strip/Grid Product Systems, which was subsequently amended pursuant to the terms and conditions of a letter agreement dated January 6, 2021, a Second Amendment to Exclusive Development and Distribution Agreement dated June 28, 2022, and a Third Amendment to Exclusive Development and Distribution Agreement dated August 2, 2022 (collectively, the “EDDA”). The EDDAs executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, the Company and Zimmer agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Under the Amendment, Zimmer paid the Company $3.0 million for an exclusive RF Distribution License (the “RF Distribution License” and “License”) for commercialization of its OneRF™ product. In addition, the Company is eligible to receive a future milestone payment of $1.0 million upon reaching a one-time sales volume threshold, but does not anticipate achieving this milestone.

The revised term under the Amendment (the “Term”) began on the effective date of the Amendment and will remain in effect until October 31, 2034. Upon the expiration of the Term, it may be renewed upon the mutual written consent of the parties. The Amended and Restated Exclusive Development and Distribution Agreement may be terminated before the expiration of the Term in accordance with certain terms under the Amendment. In addition, the license rights granted to Zimmer under this Amendment shall be exclusive (i) until September 30, 2032 for the sEEG Products and Strip/Grid Products; and (ii) until October 31, 2034 for the OneRF™ Product System.

License Revenue

The Amendment was accounted for under the provisions of ASC 606 as a separate contract from the prior EDDAs. In accordance with the provisions under ASC 606, the Company identified the transfer of the RF Distribution License as the sole performance obligation of the RF Distribution License. The distribution rights granted to Zimmer, inclusive of the access to the underlying intellectual property for future production of the OneRF Products if required, was found to have significant standalone functionality as no additional substantive input was required by the Company on a go forward basis. Lastly, ancillary support related to the Amendment was concluded to be a perfunctory obligation and de minimis in terms of required resources.

The transaction price associated with the Amendment was $3.0 million, which was comprised solely of the OneRF Exclusivity Fee, as defined in the Amendment, and was allocated totally to the RF Distribution License performance obligation.

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

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Products. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the year ended September 30, 2025 was $3.0 million.

Product Revenue

Product revenue recognized during the year ended September 30, 2025 was $9.1 million and was comprised primarily of OneRF Ablation System revenue. The OneRF Ablation System was subject to the Amendment upon its execution in October 2024.

During the year ended September 30, 2024, product revenue related to the Company’s Evo Cortical, Evo sEEG, and OneRF Ablation Systems and amounted to $3.5 million of which $0.3 million was comprised of OneRF Products revenue. The OneRF Ablation System was not covered by the Zimmer Distribution Agreement during the year ended September 30, 2024.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 8 - Stock-Based Compensation

During the years ended September 30, 2025 and 2024, stock-based compensation expense related to the stock options and restricted stock units was included in selling, general and administrative and research and development costs as follows in the accompanying statements of operations:

	2025	2024
Selling, general and administrative	$990,586	$1,064,819
Research and development	274,022	279,657
Total stock-based compensation expense	$1,264,608	$1,344,476

2025 Equity Incentive Plan

On January 10, 2025, the Board of Directors of the Company adopted the NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (the “2025 Plan”). On February 14, 2025, at the 2025 annual meeting of stockholders, the stockholders of the Company approved the 2025 Plan.

The 2025 Plan is the successor to and continuation of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and to the Company’s 2016 Equity Incentive Plan (together, the “Prior Plans”). As of the Effective Date, (i) no additional awards may be granted under the Prior Plans; (ii) any Returning Shares will become available for issuance pursuant to Awards granted under the 2025 Plan; and (iii) all outstanding awards granted under the Prior Plans will remain subject to the terms of the Prior Plans (except to the extent such outstanding awards result in returning shares that become available for issuance pursuant to awards granted under the 2025 Plan).

Initially, the maximum number of shares of the Company’s common stock, that may be issued under the 2025 Plan may not exceed (1) 3,000,000 and (2) any shares subject to outstanding stock awards under the 2017 Plan that are forfeited or otherwise returned to the share reserve.

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

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Stock Options

During the years ended September 30, 2025 and 2024, 3,336,571 and 1,225,669 stock options were granted to employees, directors and consultants, respectively, with a weighted average grant date fair value of $0.50 and $1.08 per share, respectively. The options granted have vesting periods ranging from one year to four years. All options expire ten years from the date of grant. The total expense for the years ended September 30, 2025 and 2024 related to the stock options was $779,428 and $808,057, respectively. The following table summarizes the Company’s stock option plan activity for the years ended September 30, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2023	1,708,427	$4.34	7.7	$20,064
Granted	1,225,669	$1.26	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(120,000)	$1.33	—	—
Outstanding at September 30, 2024	2,814,096	$3.13	7.7	$22,685
Granted	3,336,571	$0.60	—	—
Exercised	—	$—	—	—
Forfeited/Cancelled	(67,500)	$1.82	—	—
Outstanding at September 30, 2025	6,083,167	$1.76	8.3	999,882
Vested and expected to vest at September 30, 2025	6,083,167	$1.76	8.3	$999,882
Vested and exercisable at September 30, 2025	2,172,035	$3.62	6.4	$44,288

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2025 and 2024 of $0.89 and $0.99 per share, respectively. As of September 30, 2025 and 2024, 2,772,156 and 2,780,581 outstanding options, respectively, had no intrinsic value.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the years ended September 30:

	2025	2024
Expected stock price volatility	110.0%	111.9%
Expected life of options (years)	6.0	6.1
Expected dividend yield	0%	0%
Risk free interest rate	4.0%	4.6%

During the years ended September 30, 2025 and 2024, 810,476 and 289,072 stock options vested, respectively. During the years ended September 30, 2025 and 2024, 67,500 and 120,000 stock options were forfeited, respectively. No options were exercised during the years ended September 30, 2025 and 2024.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Restricted Stock Units

A summary of restricted stock unit (“RSU”) activity is as follows for the years ended September 30, 2025 and 2024:

Number of
Shares
Non-vested at September 30, 2023	393,370
Granted	1,006,725
Vested	(270,333)
Non-vested at September 30, 2024	1,129,762
Granted	83,334
Forfeitures	(2,500)
Vested	(397,900)
Non-vested at September 30, 2025	812,696

During the years ended September 30, 2025 and 2024, 83,334 and 1,006,725 RSUs were granted to members of the Company’s Board of Directors and employees with a grant date fair value of $1.20 and $1.03 per unit, respectively. The RSUs granted in fiscal year 2025 vest over a one-year period in equal annual installments on a monthly basis, subject to the recipient’s continued service on such dates. The RSUs granted to employees in fiscal year 2024 vest over a four-year period in equal annual installments on the anniversary date of the grant, subject to the recipient’s continued service on such dates. During the years ended September 30, 2025 and 2024, 397,900 and 270,333 RSUs vested, respectively. The total expense for the years ended September 30, 2025 and 2024 related to the RSU’s was $485,180 and $536,419, respectively. There were 2,500 and zero RSU forfeitures during the years ended September 30, 2025 and 2024, respectively.

General

As of September 30, 2025, 1,761,970 shares were available for future issuance on a combined basis under the 2025 Plan and the Inducement Plan. Unrecognized stock-based compensation was $2,869,224 as of September 30, 2025. The unrecognized share-based expense is expected to be recognized over a weighted average period of 3.2 years.

NOTE 9 – Stockholders’ Equity

April 2025 Financing

On April 4, 2025, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. as underwriter ( “Ladenburg”), relating to the issuance and sale of 16,000,000 shares of the Company’s common stock at a price to the public of $0.50 per share (the “April 2025 Financing”). In addition, under the terms of the underwriting agreement, the Company granted Ladenburg an option, exercisable for 45 days, to purchase up to an additional 2,400,000 shares of common stock on the same terms as the offering, which overallotment was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to $960,717 which included a 7% commission to Ladenburg and legal and other expenses in the amount of $316,717. Net proceeds to the Company were $8,239,283.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

At-The-Market Offering

On December 21, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) that created an at-the-market offering program (“ATM Program”) under which the Company could offer and sell common stock having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, the Company decreased the amount of common stock that could be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $2.6 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. Subsequently on December 1, 2023, however, the Company increased the amount of common stock that could be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $4.8 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On January 5, 2024, the Company further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, the Company decreased the amount of common stock that could be sold pursuant to the Sales Agreement to zero. On August 15, 2025, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000.

During the years ended September 30, 2025 and 2024, 355,899 and 3,748,913 shares of common stock were issued, respectively, under the ATM Program for an aggregate offering price of $414,037 and $5,033,906, respectively. Issuance costs incurred under the ATM Program during the years ended September 30, 2025 and 2024 were $95,929 and $277,903, respectively. Lastly, during the year ended September 30, 2025, the Company incurred legal costs of $9,325 that were expensed as financing costs.

The total aggregate offering price and common stock issued since inception of the ATM Program through September 30, 2025 was $8,000,600 and 5,544,489 shares, respectively. Cumulative issuance costs incurred under the ATM Program through September 30, 2025 was $608,558.

August 2024 Private Placement

On August 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 2,944,446 shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to the 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

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

The PIPE Warrants were accounted for and classified as liabilities on the accompanying balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on September 30, 2025 and 2024: risk-free interest rate 3.55% and 3.53%, respectively; expected volatility of 94.5% and 115.7%; respectively; expected life of 1.84 years and 2.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of September 30, 2025 and 2024, respectively. The aggregate fair value of the PIPE Warrants of $1,813,223 upon issuance was recorded as a long term liability on the accompanying balance sheets. The Company recorded the fair value change of the PIPE Warrants in the amount of a $784,670 benefit and an expense of $327,092 to the fair value change in warrant liability line item on the accompanying statements of operations for the years ended September 30, 2025 and 2024, respectively.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

Warrant Activity and Summary

The following table summarizes warrant activity during the years ended September 30, 2025 and 2024:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding and exercisable at September 30, 2023	6,202,426	$3.00-9.00	$5.92	2.00
Issued	2,308,338	$0.66-1.19	$1.17	3.09
Exercised	—	$—	$—	—
Expired	(1,464,889)	$6.00-9.00	$8.59	—
Outstanding at September 30, 2024	7,045,875	$ 0.66-5.61	$3.81	1.98
Issued	—	$—	$—	—
Exercised	(150,000)	$0.465	$0.465	—
Expired	—	$—	$—	—
Outstanding at September 30, 2025	6,895,875	$0.465-5.61	$3.65	0.96
Outstanding and exercisable at September 30, 2025	6,895,875	$0.465-5.61	$3.65	0.96

The following table summarizes information about warrants outstanding at September 30, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2025
$0.465	2,037,504	1.84	2,037,504
$0.66	100,000	3.84	100,000
$0.876	20,834	1.84	20,834
$3.00	350,000	1.84	350,000
$5.25	4,166,682	0.29	4,166,682
$5.61	220,855	2.75	220,855
Total	6,895,875		6,895,875

As provided in the PIPE Warrants agreement, the exercise price of the PIPE Warrants was adjusted downward from $1.19 per share as of September 30, 2024 ultimately to $0.465 per share for most of the PIPE Warrants in April 2025 attributed to the April 2025 Financing. The exercise price of the PIPE Warrants issued to a director of the Company’s Board of Directors; however, was reset to $0.876 per given a higher floor price provision for that individual.

NOTE 10 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time, for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event or Change of Control (as each defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. The Company paid a termination fee of $125,000 to the Lender and incurred additional legal fees of $7,091 related to the termination. The Company also incurred non-termination Debt Facility costs of $192,647 and $202,656 during the year ended September 30, 2025 and 2024, respectively.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

At closing of the Debt Facility, the Company issued to the Lender a warrant exercisable for five years for 100,000 shares of common stock at an exercise price of $0.66 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). The Closing Date Debt Facility Warrant was accounted for and classified as equity on the accompanying balance sheets.

NOTE 11 - Concentrations

Revenue

For the year ended September 30, 2025, one customer accounted for 97% of the Company’s product revenue and 4 customers accounted for the remaining 3% of product revenue. For the year ended September 30, 2024, one customer accounted for 90% of the Company’s product revenue and three customers accounted for the remaining 10% of product revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development and manufacture of the Company’s OneRF Ablation system.

NOTE 12 - Income Taxes

The effective tax rate for the Company for the years ended September 30, 2025 and 2024 was zero percent. A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of operations for the years ended September 30 is as follows:

	2025	2024
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(7.7)	(7.7)
Research credits	(7.8)	(2.4)
Stock-based compensation and other	(3.6)	1.9
Valuation allowance	40.1	29.2
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of September 30:

	2025	2024
Deferred tax assets:
Federal and state operating loss carryforwards	$14,159,229	$13,789,594
Acquired intangibles	32,164	30,258
Accruals and other	84,211	97,803
Research and development capitalization	3,236,926	2,650,371
Research and development credit carryforwards	1,889,174	1,609,718
Stock-based compensation	1,165,693	986,952
Total deferred tax assets	20,567,397	19,164,696
Deferred tax liabilities:
Fixed assets and other	(92,060)	(136,659)
Total deferred tax liabilities	(92,060)	(136,659)
Valuation allowance	(20,475,337)	(19,028,037)
Net deferred tax assets	$—	$—

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

As of September 30, 2025 and 2024, the Company had gross deferred tax assets of approximately $20,567,000 and $19,165,000, respectively. Realization of the deferred assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has had significant pre-tax losses since its inception. The Company has not yet generated revenues from sales to the level of becoming profitable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of approximately $20,475,000 and $19,028,000 as of September 30, 2025 and 2024, respectively. Net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of September 30, 2025 and 2024, the Company’s federal net operating loss carryforwards were approximately $49,207,000 and $47,958,000, respectively. The Company had federal research credit carryforwards as of September 30, 2025 and 2024 of approximately $1,523,000 and $1,304,000, respectively. The federal net operating loss incurred prior to January 1, 2018 and tax credit carryforwards will begin to expire in 2036 if not utilized. Federal net operating losses incurred after December 31, 2017 will not expire. As of September 30, 2025 and 2024, the Company had state net operating loss carryforwards of approximately $49,415,000 and $48,030,000, respectively. The Company had state research credit carryforwards of approximately $886,000 and $747,000 as of September 30, 2025 and 2024, respectively. The state net operating loss carryforwards will begin to expire in 2031, if not utilized, and the state research credit carryforwards will begin to expire in 2032 if not utilized.

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

	2025	2024
Unrecognized tax positions, beginning of year	$284,068	$231,968
Gross increase, current year tax positions	49,314	52,100
Unrecognized tax positions, end of year	$333,382	$284,068

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

In accordance with ASC Topic 740, Income Taxes guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the accompanying statements of operations.

The Company has tax filing obligations in the following jurisdictions: U.S. federal, Minnesota and California. The income tax returns since 2022 are subject to examination by the federal and state taxing authorities.

NeuroOne Medical Technologies Corporation
Notes to Financial Statements

NOTE 13 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees age 21 and older. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through September 30, 2025.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The Company made contributions in the amount of $31,105 and zero to the 401K Plan during the years ended September 30, 2025 and 2024, respectively.

NOTE 14 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM in deciding how to allocate resources in assessing performance. The Company has one reportable segment, which is the business of development and commercialization of products related to comprehensive neuromodulation cEEG and sEEG recording, monitoring, ablation, and stimulation solutions (“Neuromodulation Products”). NeuroOne is a medical technology company focused on developing and commercializing Neuromodulation Products. The Company recognizes the Neuromodulation Products as one reporting segment.

The accounting policies of the Neuromodulation Products segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Neuromodulation Products segment based on net loss, which is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have any intra-entity sales or transfers.

The CODM uses cash forecast models in deciding how to invest into the Neuromodulation Products segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

The statements of operations below are inclusive of the significant expense categories regularly reviewed by the CODM for the years ended September 30, 2025 and 2024:

	Years ended September 30,
	2025	2024
Product revenue	$9,097,692	$3,453,003
Cost of product revenue	3,956,286	2,373,336
Product gross profit	5,141,406	1,079,667

Collaborations revenue	3,000,000	—

Operating expenses:
General and administrative	5,848,303	6,498,394
Sales	703.570	619,276
Marketing	832,644	784,025
Development	4,349,834	4,483,385
Quality assurance	633,528	581,796
Total operating expenses	12,367,879	12,966,876
Loss from operations	(4,226,473)	(11,887,209)
Fair value change in warrant liability	784,670	(327,092)
Financing costs	(334,063)	(228,988)
Other income, net	170,492	125,179
Loss before income taxes	(3,605,374)	(12,318,110)
Provision for income taxes	—	—
Net loss	$(3,605,374)	$(12,318,110)

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

As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weakness in our internal controls over financial reporting as discussed further below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

NeuroOne Medical Technologies Corporation

Form 10-K

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of September 30, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025 due to the material weakness in our internal controls over financial reporting as discussed further below.

Material Weakness

The Company identified a material weakness related to insufficient segregation of duties within its accounting and financial reporting functions. Specifically, due to the Company’s limited accounting personnel and organizational structure, certain individuals had the ability to initiate, process, record, and review financial transactions, as well as prepare and post journal entries, without adequate independent review.

This material weakness resulted in an increased risk that errors or misstatements in the Company’s financial statements may not be prevented or detected on a timely basis.

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plans

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

●	Segregating key functions within our financial processes supporting our internal controls over financial reporting; and

●	Continuing to enhance and formalize our accounting, business operations, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

The material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

NeuroOne Medical Technologies Corporation

Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from the sections of the 2026 Proxy Statement under the captions “Executive Compensation”, “Proposal No. 1 - Election of Class III Directors,” and “Executive Officers,” and “Board and Committee Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the sections of the 2026 Proxy Statement under the captions “Executive Compensation” and “Proposal No. 1 - Election of Class III Directors - Non-Employee Director Compensation – 2025 Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from the sections of the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from the sections of the 2026 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Board and Committee Information.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the caption “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits: The exhibits incorporated by reference or filed as part of this Annual Report are listed in the Index to Exhibits below.

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June, 29, 2017)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021)

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 on the Registrant’s Annual Report on Form 10-K filed on December 20, 2019)

10.1 #	Amended and Restated Exclusive Start-up Company License Agreement effective January 21, 2020 by and between NeuroOne Medical Technologies Corporation and Wisconsin Alumni Research Foundation (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.2 ##	Mayo Foundation for Medical Education and Research Amended and Restated License and Development Agreement by and between Mayo Foundation for Medical Education and Research, and NeuroOne LLC dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3 +	2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.11 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.3.1 +	Form of Stock Option Award Agreement pursuant to 2016 Equity Incentive Plan of NeuroOne, Inc. (incorporated by reference to Exhibit 10.12 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

NeuroOne Medical Technologies Corporation

Form 10-K

10.4 +	2017 Equity Incentive Plan of the Company (incorporated by reference to Appendix G to Schedule 14C filed on April 20, 2017)

10.4.1 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Option Agreement (incorporated by reference to Exhibit 10.15 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.4.2 +	NeuroOne Medical Technologies Corporation 2017 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.5 +	NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 4, 2021)

10.5.1 +	First Amendment to NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023)

10.5.2 +	Second Amendment to NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2025)

10.6.1 +	2025 Equity Incentive Plan of the Company (incorporated by reference from Exhibit 10.1 to the Form 8-K/A filed on February 20, 2025)

10.6.2 +	NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 20, 2025)

10.6.3+	NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan Form of Option Grant Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 20, 2025)

10.7 +	Offer Letter to Mark Christianson from NeuroOne, Inc. dated December 1, 2016 (incorporated by reference to Exhibit 10.18 on the Registrant’s Current Report on Form 8-K filed on July 20, 2017)

10.8 +	Form of Indemnification Agreement with the Company’s Officers and Directors (incorporated by reference to Exhibit E to Appendix B to Schedule 14C filed on April 20, 2017)

10.9 +	Employment Agreement by and between NeuroOne Medical Technologies Corporation and David A. Rosa dated August 4, 2017 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

10.9.1 +	First Amendment to Employment Agreement between NeuroOne Medical Technologies Corporation and David A. Rosa dated September 9, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.10 +	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 on the Registrant’s Annual Report on Form 10-K filed on December 17, 2024)

10.11 +	Employee Proprietary Information, Inventions, Assignment and Non-Competition Agreement. (incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-KT filed on December 12, 2018)

NeuroOne Medical Technologies Corporation

Form 10-K

10.12 +	Offer Letter between Steve Mertens and NeuroOne Medical Technologies Corporation, effective April 1, 2019 (incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.12.1 +	First Amendment to Offer Letter between the Company and Steve Mertens, dated as of September 9, 2024 (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.13	Lease Agreement dated October 7, 2019, by and among NeuroOne Medical Technologies Corporation and Biynah Cleveland, LLC, BIP Cleveland, LLC, and Edenvale Investors (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 11, 2019)

10.14	Form of Broker Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.15 +	Employment Offer Letter, dated as of January 1, 2021, by and between Ron McClurg and the Company (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.15.1+	First Amendment to Offer Letter, dated as of September 9, 2024, by and between NeuroOne Medical Technologies Corporation and Ronald McClurg (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

10.16	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.16	Form of Common Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on January 15, 2021)

10.17	Capital on Demand™ Sales Agreement, dated December 21, 2022 between NeuroOne Medical Technologies Corporation and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 on the Registrant’s Annual Report on Form 10-K filed on December 22, 2022)

10.18#	Amended and Restated Exclusive Development and Distribution Agreement, dated October 25, 2024, by and between NeuroOne Medical Technologies Corporation and Zimmer, Inc. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 31, 2024)

10.19	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Registrant’s Current Report on Form 8-K filed August 7, 2024)

10.20	Form of Warrant (incorporated by reference to Exhibit 4.2 on the Registrant’s Current Report on Form 8-K filed August 7, 2024)

10.21.1 +	Employment Offer Letter, dated as of November 10, 2023, by and between the Company and Christopher R. Volker (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on November 14, 2023)

10.21.2 +	First Amendment to Offer Letter, dated as of September 9, 2024, by and between the Company and Christopher R. Volker (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed on September 13, 2024)

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 on the Registrant’s Current Report on Form 10-K filed on December 17, 2024)

NeuroOne Medical Technologies Corporation

Form 10-K

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	NeuroOne Medical Technologies Corporation Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to exhibit 97.1 on the Registrant’s Form 10-K on December 17, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates filed herewith.

**	Indicates furnished herewith. # Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain portions of the exhibits that are not material have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

+	Indicates management contract or compensatory plan.

(b)	The exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

NeuroOne Medical Technologies Corporation

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2025	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID ROSA	Chief Executive Officer and Director	December 17, 2025
David Rosa	(Principal Executive Officer)

/s/ RONALD MCCLURG	Chief Financial Officer	December 17, 2025
Ronald McClurg	(Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL BUCKMAN	Chairman of the Board of Directors	December 17, 2025
Paul Buckman

/s/ EDWARD ANDRLE	Member of the Board of Directors	December 17, 2025
Edward Andrle

/s/ JEFFREY MATHIESEN	Member of the Board of Directors	December 17, 2025
Jeffrey Mathiesen