Form 10-K/A
period 2025-09-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2026-01-23
CIK 1500198

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the March 31, 2025 price at which the common equity was last sold was $25.5 million. The number of outstanding shares of the registrant’s common stock as of January 20, 2026 was 50,431,588.

EXPLANATORY NOTE

NeuroOne Medical Technologies Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended September 30, 2025, as filed on December 17, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2025. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board of Directors of the Company (the “Board”) is divided into three classes. Members of each class serve staggered three-year terms. The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

NAME	AGE	TITLE
David Rosa	61	Class II Director, Chief Executive Officer, and President
Christopher Volker	53	Chief Operating Officer
Ronald McClurg	67	Chief Financial Officer
Steve Mertens	63	Chief Technology Officer
Mark Christianson	58	Business Development Director
Emily Johns	35	Chief Administrative Officer
Paul Buckman	70	Class I Director and Chairman of the Board
Jason Mills	53	Class I Director
Jeffrey Mathiesen	65	Class III Director
Edward Andrle	68	Class III Director

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

From 2004 to 2008, Mr. Rosa served as the vice president of global marketing for cardiac surgery and cardiology at St. Jude Medical, Inc. Currently, he serves as a director on the board of directors of Biotricity Inc. (Nasdaq: BTCY), BioRestorative Therapies, Inc. (Nasdaq: BRTX) and Healthcare Triangle, Inc. (Nasdaq: HCTI). Mr. Rosa holds an MBA from Duquesne University and a B.S. in Commerce and Engineering from Drexel University.

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

Christopher Volker

Mr. Volker has served as Chief Operating Officer of the Company since November 2023. Prior to joining the Company, Mr. Volker served as Head of Commercial Integration for Abbott Laboratories which acquired Cardiovascular Systems, Inc. in April 2023. From May 2017 until August 2023, Mr. Volker held the role of Vice President and General Manager, International for Cardiovascular Systems, Inc. and was responsible for all of the company’s international business, including sales, marketing, training and education, and program management. From August 2014 until May 2017, Mr. Volker served as Vice President of Corporate Development and Health Economics & Reimbursement at Cardiovascular Systems, Inc. In such capacity, he led cross-functional teams in developing corporate strategic plans, negotiations with distribution partners, and developed and implemented reimbursement strategies for new technology. Mr. Volker received a Bachelor of Arts in Economics and Management from St. John’s University and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania.

Ronald McClurg

Mr. McClurg has served as Chief Financial Officer of the Company since January 2021. Prior to joining the Company, from October 2003 to June 2019, Mr. McClurg served as vice president - finance and administration and chief financial officer of Incisive Surgical, Inc., a privately-held medical device manufacturer, where he was responsible for all aspects of the financial function, including raising capital, financial reporting, budgeting, banking and risk management. From 1997 to 2002, Mr. McClurg served as chief financial officer and treasurer of Wavecrest Corporation, a privately-held manufacturer of electronic test instruments for the semiconductor industry. Prior to 1997, Mr. McClurg served as chief financial officer for several publicly-held companies, including Video Sentry Corporation, Insignia Systems, Inc. (Nasdaq: ISIG), and Orthomet, Inc. Currently, he serves on the board of governors of Biomagnetic Sciences, LLC and serves as a director and audit committee chair for Biotricity, Inc. (Nasdaq: BTCY), and serves as a director and audit committee chair for Healthcare Triangle, Inc. (Nasdaq: HCTI). Mr. McClurg holds a Bachelor of Business Administration degree in accounting from the University of Wisconsin - Eau Claire.

Steve Mertens

Mr. Mertens has served as Chief Technology Officer of the Company since April 2019. From September 2018 through April 2019, Mr. Mertens was the principal and owner of Steve Mertens Consulting, L.L.C., where he provided new product development engineering support and assessment services to various clients. From November 2012 through September 2018, Mr. Mertens served as the senior vice president of research and development and operations at Nuvaira Inc., a privately held lung denervation company developing minimally invasive product for obstructive lung diseases. Prior to Nuvaira, Mr. Mertens served as a senior vice president of research and development for Boston Scientific Corporation (NYSE: BSX), guiding a wide range of technologies through product development for the cardiology, electrophysiology and peripheral vascular markets. He holds a bachelor’s degree in chemical engineering from the University of Minnesota and a Master’s degree in business administration from the University of St. Thomas. Currently, he serves on the board of directors of the University Enterprise Laboratories.

Mark Christianson

Mr. Christianson is a co-founder of the Company and has served as Business Development Director and Medical Sales Liaison of the Company since February 2019. Previously, he served as Vice President of Business Development and Marketing of the Company from July 2017 until February 2019 and served as vice president of sales and marketing of our wholly-owned subsidiary, NeuroOne, Inc., since December 2016. From May 2013 to December 2016 Mr. Christianson served as North American sales manager for Cortec Corporation. From February 2012 to May 2013 Mr. Christianson held the position of business development executive for Robert Half International (NYSE: RHI). From May 2009 to February 2012, Mr. Christianson held the position of regional sales manager for PMT Corporation. Mr. Christianson studied accounting at Augsburg College in Minneapolis. Mr. Christianson brings 15 years of high performing sales, sales management, and project management experience to the NeuroOne team. In addition, he has contributed to the development and corporate strategy of the Company given his experience in the neurological field and his close relationships with key epilepsy opinion leaders.

Emily Johns

Ms. Johns has served as Chief Administrative Officer & General Counsel of the Company since October 2025, and previously served as General Counsel of the Company beginning in June 2025. Previously, she served as a partner at Honigman LLP from January 2021 through May 2025, and as an associate at Honigman LLP from October 2017 through December 2020, where she represented many companies in the life sciences industry. She began her career at Sullivan & Cromwell LLP, where she represented public companies in securities offerings and M&A transactions. She received her J.D. from UCLA School of Law and her bachelor's degree from the University of Michigan.

Paul Buckman

Mr. Buckman has served as Chairman of the Board since August 2017, and served as chairman of the board of NeuroOne, Inc., from October 2016 until December 2019. Since April 2024, Mr. Buckman has served as Chief Executive Officer of Rhythmlink International LLC. Mr. Buckman previously served as President of Advanced Circulatory Support for LivaNova PLC (Nasdaq: LIVN) and as President, North America and the general manager of structural heart for LivaNova PLC beginning in April 2017. Prior to joining LivaNova PLC, Mr. Buckman served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, from September 2013 until March of 2017. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer and chairman of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a publicly traded diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation (NYSE: BSX), a publicly traded medical device manufacturer, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a director for Helius Medical Technologies, Inc. n/k/a Solana Company(Nasdaq: HSDT), Ablative Solutions, Inc., ActivOrtho Inc., a privately held company, Shoulder Innovations, Inc., a privately held company, Rhythmlink International LLC, a privately held company, and as chairman of Miromatrix, Inc. He previously served as a director of Aortica, Inc., DyaMX, Inc., Conventus Orthopaedics, Caisson Interventional LLC, Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., Sunshine Heart, Inc., n/k/a Nuwellis, Inc. (Nasdaq: NUWE), a publicly-held early-stage medical device company, NexGen Medical, and Micro Therapeutics, Inc. Mr. Buckman received a Master’s degree in Business Administration and Finance and a B.A. degree in Business Administration from Western Michigan University. We believe that Mr. Buckman’s strong executive experience in medical device companies provides the Company with valuable guidance on product development and operational matters.

Jason Mills

Mr. Mills has served as a member of the Board since December 2025. Mr. Mills currently serves as Executive Vice President of Strategy at NYSE-listed Penumbra, Inc., leading long-range planning, FP&A, Business Development, and Investor Relations. Penumbra is the world’s leading thrombectomy company, focused on developing the most innovative technologies for challenging medical conditions such as ischemic stroke, venous thromboembolism such as pulmonary embolism, and acute limb ischemia. Prior to joining Penumbra, he was a dedicated med-tech investment analyst for more than two decades. Mr. Mills held the role of Managing Director and head of the medical technology equity research practice at Canaccord Genuity for over 13 years, where he prepared financial models and financial forecasts, published research, and conducted due diligence on dozens of public and private companies in the sector. He has earned awards for his equity research, including the #2 ranked Medical Devices analyst in The Wall Street Journal’s 2011 ‘Best on the Street’ Survey and #1 in the Medical Products segment of Forbes 2010 Best Brokerage Analysts. He holds a BA in Economics from Yale University and Masters in Sports Administration from Ohio University. We believe Mr. Mills’ knowledge of the medical device industry, combined with his investment and capital markets expertise, are a critical resource as we progress on our clinical and corporate goals.

Jeffrey Mathiesen

Mr. Mathiesen has served as a member of the Board since August 2017, and served as a director of NeuroOne, Inc., from April 2017 until December 2019. Since June 2021, Mr. Mathiesen has served as Chief Financial Officer, Treasurer and Secretary of Helius Medical Technologies, Inc. (“Helius”) n/k/a Solana Company (Nasdaq: HSDT), a publicly traded medical device company, developing noninvasive platform technologies focused on neurological wellness as well as a digital asset treasury (“DAT”) dedicated to acquiring and holding Solana. He served as director of Helius from May 2022 through October 2025 and previously served as director and Audit Committee Chair from June 2020 through June 2021. Additionally, Mr. Mathiesen has served as Vice Chair and Lead Independent Director from March 2020 until April 2025, and as director and Audit Committee Chair, from 2015 until April 2025, of Panbela Therapeutics, Inc. (OTCQB: PBLA), a publicly traded biopharmaceutical company developing therapies for pancreatic diseases, and served as a director and Audit Committee Chair of Healthcare Triangle, Inc. (Nasdaq: HCTI), a publicly traded provider of cloud and data transformation platform and solutions for healthcare and life sciences, from March 2022 to December 2022, and as a director of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine, from 2018 to 2020. Mr. Mathiesen served as advisor to the chief executive officer of Teewinot Life Sciences Corporation, a privately held global leader in the biosynthetic development and production of cannabinoids and their derivatives for consumer and pharmaceutical products, from October 2019 to December 2019, and served as chief financial officer from March 2019 to October 2019. In August 2020, Teewinot Life Insurance Sciences filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota. We believe that Mr. Mathiesen brings financial insight and leadership and a wealth of experience in capital markets to the Board, as well as knowledge of public company accounting and financial reporting requirements and familiarity with the life sciences industry.

Edward Andrle

Mr. Andrle has served as a member of the Board since February 2020. Since February 2023, Mr. Andrle has served as the Chairman of the Board and Co-Founder of Arcos Interventional, Inc. a structural heart company. Prior to that, he most recently served as the general manager of Neuromodulation of LivaNova PLC (Nasdaq: LIVN), a publicly-traded medical device company, from January 2018 to January 2020, and as senior vice president of strategy and business development of LivaNova PLC from September 2015 to January 2018. Prior to these roles, Mr. Andrle served as vice president of business development and strategy of Sorin S.p.A from 2010 to September 2015, when Sorin S.p.A. was merged with Cyberonics, Inc. to become LivaNova PLC. Prior to joining Sorin, he co-founded three medical device companies: Myocor Inc., TERAMED Inc. and StarFire Medical Inc. All three companies were eventually acquired. He also held executive positions with Boston Scientific, Inc. (NYSE: BSX) and Baxter International, Inc. (NYSE: BAX), leading large product portfolios in cardiovascular and dialysis. Mr. Andrle received his MBA from Stanford Graduate School of Business and his B.S. in Chemical Engineering from the University of Notre Dame.

We believe that Mr. Andrle’s substantial experience in medical device companies and business development experience provides the Company with valuable insight on product development and strategy.

Board and Committee Information.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee reviews, evaluates and seeks out candidates qualified to become Board members. The Board includes individuals with a diversity of experience, including scientific, business, financial and academic backgrounds. Nominations may be submitted by directors, officers, employees, stockholders and others for recommendation to the Board. In fulfilling this responsibility, the Company’s nominating and corporate governance committee also consults with the Board and the Chief Executive Officer concerning director candidates. The nominating and corporate governance committee’s charter is available on our website, www.nmtc1.com, under Investors - Governance.

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

The current members of our nominating and corporate governance committee are Mr. Andrle, Mr. Mathiesen, and Mr. Mills, each of whom has been determined by the Board to be independent under the rules and regulations of the Nasdaq Stock Market LLC. Mr. Andrle is the chair of the nominating and corporate governance committee.

The nominating and corporate governance committee reviews and makes recommendations to the Board, from time to time, regarding the appropriate skills and characteristics required of members of our Board in the context of the current make-up of the Board, the operations of the Company and the long-term interests of stockholders. The committee does not have a specific diversity policy underlying its nomination process, although it seeks to ensure the Board includes directors with diverse backgrounds, qualifications, skills and experience relevant to our business.

In the case of an incumbent director whose term of office is set to expire, the nominating and corporate governance committee will generally re-nominate incumbent directors who continue to satisfy the committee’s criteria for membership on the Board, continue to make important contributions to the Board and consent to continue their service on the Board.

If a vacancy on the Board occurs or the Board increases in size, the nominating and corporate governance committee will actively seek individuals that satisfy the committee’s criteria for membership on the Board and the committee may rely on multiple sources for identifying and evaluating potential nominees, including referrals from our current directors and management. In 2025, the nominating and corporate governance committee did not employ a search firm or pay fees to other third parties in connection with identifying or evaluating Board nominee candidates.

The nominating and corporate governance committee will consider recommendations of director nominees by stockholders so long as such recommendations are sent on a timely basis and are otherwise in accordance with our Amended and Restated Bylaws and applicable law. The nominating and corporate governance committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees.

Compensation Committee

The compensation committee’s charter is available on our website, www.nmtc1.com, under Investors - Governance. The responsibilities of the compensation committee include the following:

●	fixing salaries of executive officers and reviewing salary plans for other executives in senior management positions;

●	reviewing and making recommendations with respect to the compensation and benefits for the Company’s non-employee directors, including through equity-based plans;

●	evaluating the performance of the Company’s chief executive officer and other senior executives and assisting the Board in developing and evaluating potential candidates for executive positions;

●	administering the Company’s incentive compensation, deferred compensation and equity-based plans pursuant to the terms of the respective plans; and

●	evaluating risks associate with and potential consequences of our compensation policies and practices, as applicable to all of our employees.

Historically, the non-employee directors and the compensation committee, have typically made any significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the fiscal year. Generally, the process consists of two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The Chief Executive Officer may not be present during these discussions.

The current members of the compensation committee include Mr. Buckman, Mr. Mills, and Mr. Mathiesen. Mr. Buckman is the chair of the compensation committee. The compensation committee may form and delegate authorities to subcommittees as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board or officers of the Company to grant stock awards under the Company’s equity incentive plans.

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

To fulfill its responsibilities, the Compensation Committee has the authority to retain and obtain advice from advisors. For fiscal year 2025, the Compensation Committee hired Grant Thornton LLP (“Grant Thornton”) to serve as an independent compensation advisor. The Compensation Committee worked with Grant Thornton and the Chief Executive Officer to make final decisions regarding the design of the programs used to compensate the Company’s executive officers in a manner which is consistent with the Company’s compensation objectives.

Audit Committee

The audit committee reviews with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the audit committee deems appropriate. The audit committee’s charter is available on our website, www.nmtc1.com, under Investors - Governance.

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

The functions of the audit committee include:

●	selecting our independent auditors;

●	reviewing the results and scope of the audit and other services provided by our independent auditors;

●	reviewing and evaluating our audit and control functions; and

●	reviewing and overseeing compliance with legal and regulatory requirements.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, in public filings. A copy of the code of business conduct and ethics is available on our website, www.nmtc1.com, under Investors - Governance.

Insider Trading and Hedging Policy

We maintain an Insider Trading Policy governing the purchase, sale, and other disposition of Company securities that is applicable to the Company, all of our directors, officers, employees, and certain consultants.

The Company’s Insider Trading Policy is designed to create reasonable processes to prevent the Company and its directors, officers, employees and specified other persons from insider trading and any appearance of improper conduct. The Company, pursuant to the terms of its Insider Trading Policy, prohibits all directors, officers, employees, and certain contractors from engaging in hedging transactions including prepaid variable forwards, equity swaps, collars and exchange funds with respect to the Company’s securities.

Policy for the Recovery of Erroneously Awarded Compensation

As required by the listing standards adopted by Nasdaq as a result of SEC rulemaking, our Board adopted a new Policy for the Recovery of Erroneously Awarded Compensation. The policy provides that the Company must promptly recover specified incentive-based compensation that is received by our Section 16 officers on or after October 2, 2023, regardless of fault or misconduct, upon specified accounting restatements of the Company’s financial statements that result in such persons receiving an amount that exceeded the amount that would have been received if based on the restated financial statements. There are limited exceptions to the recovery required as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The subject compensation will be determined without regard to any net settlement of, or taxes paid or payable or withheld on, such compensation, but there will not be any duplicative recovery by the Company. As specified in the listing standards, the Company cannot indemnify, or pay or reimburse for insurance for, a Section 16 officer for recoveries under this policy.

The recovery period under this policy is three full years preceding the date our Board or a committee thereof as directed by the Board concludes, or reasonably should have concluded, that an accounting restatement is required. If applicable, the Company will provide the current or former Section 16 officer with a written demand for repayment or return and the method thereof. If such repayment or return is not made when due, the policy provides that the Company will take all reasonable and appropriate actions to recover such erroneously awarded compensation from such person.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, Board structure and functions and other policies for the governance of the Company.

The Company currently does not meet the diversity objectives of Nasdaq Rule 5605(f)(2)(D). Our Nominating and Corporate Governance Committee is committed to ensuring that our Board’s composition appropriately reflects the current and anticipated needs of our Board of Directors and the Company and believes that our current directors are well-suited to serve as directors based on the expertise and experience. Our Nominating and Corporate Governance Committee, however, has and will continue to consider diverse candidates for membership on our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for Fiscal Years 2025 and 2024

The following table shows the compensation earned or received during the fiscal years ended September 30, 2025 and 2024 by each of our named executive officers (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Dave Rosa,	2025	535,428	-		367,357	251,651	1,154,436
Chief Executive Officer and President	2024	521,856	683,402	(1)	562,175	228,312	1,995,745

Christoper Volker,	2025	294,864	-		281,640	110,869	687,373
Chief Operating Officer	2024	256,364	-		366,056	89,727	712,147

Ron McClurg,	2025	324,996	-		122,452	76,374	523,822
Chief Financial Officer	2024	316,764	117,129	(1)	95,368	69,292	598,553

(1)	Amounts reported reflect the aggregate grant date fair value of restricted stock units, calculated in accordance with FASB Topic 718, excluding the impact of potential forfeitures.
(2)	Amounts reported reflect the aggregate grant date fair value of option awards, calculated in accordance with FASB Topic 718, excluding the impact of potential forfeitures. For a discussion of the weighted-average assumptions used in the valuation of option awards under the Black-Scholes option-pricing model, you should refer to the “Stock Options” section in Note 8 to the Company’s financial statements in our Annual Report on Form 10-K for the year ended September 30, 2025.

Narrative Disclosure to Summary Compensation Table

The compensation program for the Company’s named executive officers for fiscal year 2025 had three components: base salary, annual cash bonus and stock option grants.

Base Salary. We have entered into employment agreements or offer letters with each of our named executive officers that establish annual base salaries, which are reviewed periodically by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to the Company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

There was a 2.6% increase for cost of living adjustments for the Company’s named executive officers for fiscal year 2025, as compared to fiscal year 2024.

Non-Equity Incentive Plan. In fiscal year 2025, each of the Company’s named executive officers had a target bonus, set forth as a percentage of annual base salary. In fiscal year 2025, target bonuses for Mr. Volker and Mr. McClurg were 40% and 25% of base salary, respectively. Mr. Rosa’s target bonus was set at 50% of base salary pursuant to his employment agreement, as described below.

In October 2024, the Compensation Committee established weighted performance targets for fiscal year 2025 that it would consider in approving bonus payments for fiscal year 2025. These targets included various corporate objectives related to certain research and development, financing goals, commercialization milestones and other corporate goals. In October 2025, the Compensation Committee determined that 94% of the performance targets had been met, and approved the bonus payments to Messrs. Rosa, Volker and McClurg at 94% each of their respective targets, which targets were 50%, 40% and 25% of each of their base salaries, respectively, as discussed above.

Equity Grants. Our equity-based incentive awards which are mainly comprised of stock options are designed to align our interests with those of our employees and consultants, including our named executive officers. Our compensation committee has responsibility for granting equity-based incentive awards to our named executive officers. Our compensation committee has not established policies and practices regarding timing of equity awards in relation to the release of material nonpublic information and does not time the public release of such information based on equity award grant dates nor for the purpose of affecting the value of executive compensation. Our compensation committee does not consider material nonpublic information in setting terms of equity awards, such as grant size or vesting conditions. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure.

Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

In April 2025, the Compensation Committee granted Mr. Rosa, Mr. Volker, and Mr. McClurg stock options in the amounts of 750,000, 575,000 and 250,000 respectively. Twenty-five percent of the shares vest on April 17, 2026, with the remaining shares vesting in equal quarterly installments on the last day of each month over the next 12 quarters, subject to continued service on such vesting date.

Employment Agreement and Arrangements

We have an employment agreement with our Chief Executive Officer, Mr. Rosa, and an offer letter for each of Mr. Volker and Mr. McClurg. Each of our named executive officers has also executed our standard form of proprietary information, inventions assignment and non-competition agreement.

Mr. Rosa

Mr. Rosa’s employment agreement (“Amended Employment Agreement”) was effective on August 4, 2017 and amended on September 9, 2024, continues through the third anniversary and automatically renews for an additional one-year period at the end of the initial term and each anniversary thereafter, provided that Mr. Rosa notifies the Board of such renewal at least 30 days prior to the expiration of the initial term or any renewal terms and the Board does not notify Mr. Rosa of its intention not to renew the Amended Employment Agreement.

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

Pursuant to the Amended Employment Agreement, regardless of the manner in which Mr. Rosa’s service terminates, Mr. Rosa is entitled to receive amounts earned during his term of service, including salary and other benefits. The Company is permitted to terminate Mr. Rosa’s employment for the following reasons: (i) death or disability, (ii) Termination for Cause (as defined below), or (iii) for any other reason or no reason. Mr. Rosa is permitted Termination for Good Reason (as defined below) of his employment. In addition, he may terminate his employment upon written notice to the Company 30 days prior to the effective date of such termination.

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

If within 12 months following or three months prior to the effective date of a change in control, the Company terminates Mr. Rosa other than due to Mr. Rosa’s death or disability or a Termination for Cause, or Mr. Rosa effects a Termination for Good Reason, the Company will pay to Mr. Rosa, subject to his signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, in a lump sum in cash within 30 days after the termination date, an amount equal to the sum of: (i) the product of 2.0 times Mr. Rosa’s annual base salary as is then in effect as of the termination date and (ii) the product of 2.0 times Mr. Rosa’s target bonus for the year in which the termination date occurs. Additionally, Mr. Rosa will be entitled to continued health insurance coverage for himself and covered dependents for up to 24 months following the termination date, with 100% of the cost of such insurance premiums payable by the Company.

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

Mr. Volker

On November 10, 2023, the Company and Mr. Volker executed an employment offer letter, as amended on September 9, 2024 (as amended, the “Volker Offer Letter”) under which, effective November 10, 2023, Mr. Volker was appointed Chief Operating Officer of the Company. The Volker Offer letter provides that Mr. Volker is an at-will employee of the Company meaning that either Mr. Volker or the Company may end the employment relationship at any time, for any reason, and with or without notice or cause. Under the Volker Offer Letter, the Company agreed to provide Mr. Volker: (a) an annual base salary in the amount of $288,000, subject to applicable deductions and adjustment; (b) an annual discretionary bonus of up to 40% percent of Mr. Volker’s base salary based on his performance and the Company’s performance, all as determined in the sole discretion of the Board or committee thereof; (c) subject to the terms of Company’s 2021 Inducement Plan, a stock option award to purchase 324,560 shares of the Company’s Common Stock with an exercise price of $1.32 per share, 25% of which vested on November 10, 2024, and 75% of which vest in 36 equal monthly installments beginning on November 30, 2024; and (d) the right to participate in the benefit programs and arrangements that the Company makes available to its employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. Volker is eligible under the terms of those plans.

Mr. McClurg

On January 1, 2021, the Company and Mr. McClurg executed an employment offer letter, as amended on September 9, 2024, (as amended, the “McClurg Offer Letter”) under which, effective January 1, 2021, Mr. McClurg was appointed Chief Financial Officer of the Company. The McClurg Offer Letter provides that Mr. McClurg is an at-will employee of the Company meaning that either Mr. McClurg or the Company may end the employment relationship at any time, for any reason, and with or without notice or cause. Under the McClurg Offer Letter, the Company agreed to provide Mr. McClurg: (a) an annual base salary in the amount of $250,000, subject to review and adjustment based upon the Company’s normal performance review practices; (b) an annual performance bonus of up to 25% of Mr. McClurg’s then effective base salary for the applicable bonus year based upon his performance and the Company’s performance, all as determined in the sole discretion of the Board or committee thereof; (c) the right to participate in the benefit programs and arrangements that the Company makes available to its employees, including paid vacation and sick leave, contributory and non-contributory welfare and benefit plans, disability plans, and medical, death benefit and life insurance plans for which Mr. McClurg is eligible under the terms of those plans; and (d) subject to the terms of Company’s 2017 Equity Incentive Plan (the “2017 Plan”), a stock option award to purchase 60,000 shares of the Company’s Common Stock with an exercise price of $4.71 per share, 25% of which vested on January 1, 2022, with the balance vesting in equal monthly installments on the last day of each month over the next thirty-six (36) months following January 1, 2022.

Potential Payments Upon Termination or Change in Control

David Rosa

For a discussion of payments to Mr. Rosa upon termination or change in control under his Amended Employment Agreement, see “Employment Agreement and Arrangements - Mr. Rosa” above.

Christopher Volker and Ronald McClurg

Each of Mr. Volker’s and Mr. McClurg’s’ offer letter provides that if within 12 months following or three months prior to the effective date of a change in control, the Company terminates the executive officer other than due to the executive officer’s death or disability or a Termination for Cause, or the executive officer effects a Termination for Good Reason, the Company will pay to the executive officer, subject to his signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, in a lump sum in cash within 30 days after the termination date, an amount equal to the sum of: (i) the product of 1.25 times his annual base salary as is then in effect as of the termination date and (ii) the product of 1.25 times his target bonus for the year in which the termination date occurs. Additionally, the executive officer will be entitled to continued health insurance coverage for himself and covered dependents for up to 15 months following the termination date, with 100% of the cost of such insurance premiums payable by the Company.

Under both the Volker Offer Letter and McClurg Offer Letter, “Termination for Cause” means a termination of the executive officer’s employment by the Company due to (i) an act or acts of dishonesty undertaken by him and intended to result in substantial gain or personal enrichment to him at the expense of the Company; (ii) unlawful conduct or gross misconduct that is willful and deliberate on his part in the performance of his employment duties and that, in either event, is injurious to the Company; (iii) the conviction of the executive officer of, or his entry of a no contest or nolo contendere plea to, a felony; (iv) breach by the executive officer of his fiduciary obligations as an officer of the Company; (v) a persistent failure by the executive officer to perform the duties and responsibilities of his employment with the Company, which failure is willful and deliberate on the executive officer’s part and is not remedied by him within thirty (30) days after his receipt of written notice from the Company of such failure; or (vi) material breach of any terms and conditions of this letter agreement or the PIIA by the executive officer, which breach has not been cured by him within ten (10) days after written notice thereof to him from the Company.

Under both the Volker Offer Letter and McClurg Offer Letter, “Termination for Good Reason” means a termination of the executive officer’s employment with the Company by him within thirty (30) days of the Company’s failure to cure, in accordance with the procedures set forth below, any of the following events: (i) a reduction in his annual base salary as in effect immediately prior to such reduction by more than ten percent (10%) without his written consent, unless such reduction is made pursuant to an across the board reduction applicable to all employees of the Company; (ii) a material reduction in the executive officer’s duties, position and responsibilities as in effect immediately prior to such reduction without his written consent, and further provided that the acquisition of the Company and subsequent conversion of the Company to a division or unit of the acquiring entity will not by itself result in a “reduction” of duties, position or responsibility; (iii) a requirement by the Company that the executive officer relocate his principal employment responsibilities to a location that is more than 25 miles from the location at which his principal employment responsibilities are then being performed; or (iv) a material breach of any material provision of this letter agreement by the Company. Notwithstanding the foregoing, a termination shall not be treated as a Termination for Good Reason (y) if the executive officer shall have consented in writing to the occurrence of the event giving rise to the claim of Termination for Good Reason, or (z) unless the executive officer shall have delivered a written notice to the Board within forty-five (45) days of him having actual knowledge of the occurrence of one of such events stating that he intends to terminate his employment with the Company for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within twenty-one (21) days of the receipt of such notice.

Equity Plans

Equity awards have been issued to the named executive officers under the 2025 Plan, 2017 Plan, and the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “2021 Inducement Plan”). A termination or change in control may affect the vesting and/or exercisability of awards issued under the equity compensation plans, as further discussed below.

Stock Options. Generally, if a participant’s continuous service terminates:

●	other than for cause or upon the participant’s death or disability, the participant may exercise his or her option (to the extent the option was vested as of the date of termination) within such period of time ending on the earlier of (i) the date three months following the termination or (ii) the expiration of the term of the option. If the option is not exercised within such period, it will terminate.

●	upon the participant’s disability, the participant may exercise his or her option (to the extent the option was vested as of the date of termination) within such period of time ending on the earlier of (i) the date 12 months following the termination or (ii) the expiration of the term of the option. If the option is not exercised within such period, it will terminate as a result of the participant’s death, or if the participant dies within the period during which the option may be exercised after the termination of the participant’s continuous service for a reason other than death, the option may be exercised (to the extent the option was vested as of the date of death) by the participant’s estate within the period ending on the earlier of (i) the date 18 months following the date of death or (ii) the expiration of the term of the option. If the option is not exercised within such period, it will terminate.

●	for cause, the option will terminate upon the date of termination, and the participant will be prohibited from exercising his or her option from and after such time.

Acceleration of Vesting. Under the 2025 Plan, the 2017 Plan and the 2021 Inducement Plan, the Board or the Compensation Committee may accelerate the exercisability or vesting of an award at any time, including immediately prior to a participant’s termination or change of control.

Outstanding Equity Awards at Fiscal Year - End 2025

The following table sets forth information regarding outstanding option awards held by our named executive officers as of September 30, 2025:

NAME	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
David Rosa	November 5, 2019	166,667	(1)	-	6.42	November 5, 2029
David Rosa	January 27, 2021	397,750	(2)	19,097	5.97	January 27, 2031
David Rosa	April 21, 2023	57,188	(3)	32,312	1.59	April 20, 2033
David Rosa	November 9, 2023	252,187	(4)	274,116	1.25	November 8, 2033
David Rosa	April 17, 2025	-	(5)	750,000	0.5796	April 16, 2035
Ronald McClurg	January 1, 2021	60,000	(6)	-	4.71	January 1, 2031
Ronald McClurg	January 27, 2021	46,667	(7)	-	5.97	January 27, 2031
Ronald McClurg	April 21, 2023	7,813	(8)	4,687	1.59	April 20, 2033
Ronald McClurg	November 9, 2023	42,781	(4)	46,502	1.25	November 8, 2033
Ronald McClurg	April 17, 2025	-	(5)	250,000	0.5796	April 16, 2035
Christopher Volker	November 10, 2023	155,518	(9)	169,042	1.32	November 9, 2034
Christopher Volker	April 17, 2025	-	(5)	575,000	0.5796	April 16, 2035

(1)	25% of the shares underlying the option vested on November 5, 2020 and the remaining 75% vested in 36 equal monthly installments beginning on December 1, 2020, subject to acceleration upon achieving certain performance milestones.
(2)	25% of the shares underlying the option vested on January 27, 2022, the remaining vested monthly in equal increments over a 36 month period thereafter, subject to acceleration upon achieving certain performance milestones.
(3)	25% of the shares underlying the option vested on April 21, 2024, the remaining vest in 12 equal quarterly installments on the last day of each quarter beginning on June 30, 2024.
(4)	25% of the shares underlying the options vest on November 9, 2024, the remaining vest monthly in equal increments over a 36 month period thereafter.
(5)	25% of the shares underlying the option vested on April 17, 2026, the remaining vest in 12 equal quarterly installments on the last day of each quarter beginning on June 30, 2026.
(6)	25% of the shares underlying the option vested on January 1, 2022, the remaining vested monthly in equal increments over a 36 month period thereafter.
(7)	25% of the shares underlying the option vested on January 27, 2022, the remaining vested monthly in equal increments over a 36 month period thereafter.
(8)	25% of the shares underlying the options vested on April 21, 2024, the remaining vest in 12 equal quarterly installments on the last day of each quarter beginning on June 30, 2024.
(9)	25% of the shares underlying the options vest on November 10, 2024, the remaining vest monthly in equal increments over a 36 month period thereafter.

The following table sets forth information regarding outstanding restricted stock units held by our named executive officers as of September 30, 2025:

NAME	GRANT DATE	NUMBER OF SHARES OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OF STOCK THAT HAVE NOT VESTED ($)
David Rosa	April 21, 2023	11,438	(1)	10,164
David Rosa	February 18, 2024	497,623	(2)	442,188
Ronald McClurg	April 21, 2023	1,563	(1)	1,389
Ronald McClurg	February 18, 2024	85,288	(2)	75,787

(1)	50% of the shares underlying the restricted stock units vest on the first anniversary of the grant date; the remaining vest quarterly in equal installments on the last day of each quarter over the next 8 quarters, beginning on June 30, 2024.
(2)	25% of the shares underlying the restricted stock units vest on the first, second, third and fourth anniversaries of the grant date, beginning on February 18, 2025.

Timing and Pricing of Share-Based Grants

We do not coordinate the timing of share-based grants with the release of material non-public information. The Compensation Committee approves its annual grants of equity awards to the named executive officers at its regularly scheduled executive compensation meeting which occurs at the beginning of the following fiscal year. The effective date for annual share-based grants is determined at each meeting and is generally the date of such meeting or shortly thereafter. The Compensation Committee generally establishes the date for its regularly scheduled meeting at least a year in advance.

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

Non-Employee Director Compensation

The Compensation Committee establishes and oversees our director compensation program. Director compensation is established with a view to attract highly qualified non-management directors and fairly compensate non-management directors for their time and effort on behalf of stockholders. In consultation with Grant Thornton, LLP, our compensation consultant, the Compensation Committee periodically benchmarks our director compensation to that of our peers to ensure that it remains competitive to attract and retain non-employee directors.

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

2025 Compensation

For service during 2025, each of our non-employee directors receive an annual retainer of $50,000, except that our non-executive chairman receives an annual retainer of $100,000. Additionally, the chairman and members of our Audit Committee receive an additional annual payment of $17,000 and $9,000, respectively, the chairman and members of our Compensation Committee receive an additional annual payment of $10,000 and $6,000, respectively, and the chairman and members of our Nominating and Corporate Governance Committees receive an additional annual payment of $10,000 and $5,000, respectively.

The non-employee director policy provides that on the date of each annual stockholder meeting of the Company, each director automatically receives an equity award with an aggregate value on the date of grant equal to $50,000. Two-thirds of the equity award is issued in the form of restricted stock units, and one-third is issued in the form of stock options, each of which vest in twelve monthly installments, subject to such director’s continued service.

The following table provides compensation information for the fiscal year ended September 30, 2025 for each non-employee member of the Board.

Director Compensation 2025

Name	Fees Earned or Paid in Cash ($)(1) (2)	Stock Awards ($)	Total ($)
Paul Buckman(3)	$149,000	50,000	199,000
Edward Andrle(4)	$100,000	50,000	150,000
Jeffrey Mathiesen(5)	$103,000	50,000	153,000

(1)	These represent amounts earned in fiscal year 2025.

(2)	Mr. Mills joined the Board subsequent to fiscal year 2025 and received no compensation during fiscal year 2025.
(3)	Mr. Buckman held options to purchase a total of 142,648 shares of common stock and 9,258 unvested RSUs at September 30, 2025.
(4)	Mr. Andrle held options to purchase a total of 77,773 shares of common stock and 9,258 unvested RSUs at September 30, 2025.
(4)	Mr. Mathiesen held options to purchase a total of 131,308 shares of common stock and 9,258 unvested RSUs at September 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Common Stock as of December 31, 2025 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 50,413,148 shares of Common Stock outstanding as of December 31, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition, the rules include shares of our Common Stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of December 31, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of shares of Common Stock beneficially owned	Percentage of Common Stock beneficially owned(1)
Greater than 5% Stockholders:
Merchant Adventure Fund, L.P.(2) 530 Lytton Avenue, 2nd Floor Palo Alto, CA 94301	4,200,000	8.3%

Directors and Named Executive Officers:
David Rosa(3)	1,769,693	5.5%
Edward Andrle(4)	207,278	*
Paul Buckman(5)	316,954	1.0%
Jeffrey Mathiesen(6)	283,224	*
Jason Mills(7)		*
Christopher Volker(8)	264,327	*
Ronald McClurg(9)	553,818	1.8%
All Current Directors and Officers as a Group (10 persons)(10)	3,888,293	11.8%

(1)	Based on 50,413,148 shares of Common Stock outstanding as of December 31, 2025.
(2)	Based on a Schedule 13G filed by Merchant Adventure Fund, L.P. on February 4, 2025. Merchant Adventure Fund, L.P. reports sole voting and investment power over 4,200,000 shares.
(3)	Includes 165,874 restricted stock units and 953,250 shares of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.

(4)	Includes 2,315 restricted stock units and 115,273 shares of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.
(5)	Includes 2,315 restricted stock units and 180,148 of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.
(6)	Includes 2,315 restricted stock units and 168,808 of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.
(7)	Includes 1,938 restricted stock units and 1,200 shares of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.
(8)	Includes 189,327 shares of Common Stock issuable upon exercise of outstanding options that have vested or vest within 60 days of December 31, 2025.
(9)	Includes 28,429 restricted stock units and 167,343 shares of Common Stock issuable upon exercise of outstanding options, in each case that that have vested or vest within 60 days of December 31, 2025.
(10)	Includes 234,871 restricted stock units and 1,943,439 shares of Common Stock issuable upon exercise of outstanding options, in each case that that have vested or vest within 60 days of December 31, 2025.
*	Less than 1%

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of September 30, 2025 concerning our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,155,607	$1.91	1,544,180	(1)
Equity compensation plans not approved by security holders	420,560	$1.43	167,790	(2)
Total	6,083,167	$1.76	1,761,970

(1)	Consists of shares available under the NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (the “2025 Plan”) and 2017 Plan.
(2)	Consists of shares available under the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted in October 2021, pursuant to which the Company initially reserved 420,350 shares of its Common Stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. On November 9, 2023, the Company’s board of directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares. Additionally, on May 20, 2025, the Company’s board of directors adopted the Second Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 575,000 shares for a total of 1,145,350 shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since October 1, 2023 to which the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, director nominees, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and as described above.

2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue and sell an aggregate of (i) 2,944,446 shares of the our Common Stock, and (ii) warrants to purchase an aggregate of 2,208,338 shares of Common Stock at a purchase price of $0.90 per unit, consisting of one share and a PIPE warrant to purchase 0.75 shares of Common Stock (the “2024 Private Placement”). The 2024 Private Placement closed on August 2, 2024 and resulted in total gross proceeds of approximately $2.65 million before deducting estimated expenses. In connection with the 2024 Private Placement, we filed a registration statement with the SEC covering the resale of the securities issued in the 2024 Private Placement. One of the purchasers in the 2024 Private Placement was Paul Buckman, a director on our Board, who purchased $25,000 of our Common Stock and warrants.

2025 Public Offering

On April 7, 2025, in an underwritten public offering, the Company issued 18,400,000 shares of Common Stock at a purchase price of $0.50 per share. Our Chief Executive Officer Dave Rosa and Chief Financial Officer Ronald McClurg participated in the Public Offering on the same terms and conditions as all other purchasers, purchasing 100,000 and 200,000 shares, for a purchase price of $50,000 and $100,000, respectively.

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

Policies and Procedures for Transactions with Related Parties

To assist the Company in complying with its disclosure obligations and to enhance the Company’s disclosure controls, the Board has approved a formal policy (amended in June 2025), regarding related party transactions. A “related party” is a director, officer, nominee for director or a more than 5% stockholder (of any class of the Company’s voting stock) since the beginning of the Company’s last two completed fiscal years, and their immediate family members. A related person transaction as defined in the policy is any transaction or any series of transactions in which the Company was or is to be a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related party had or will have a direct or indirect material interest.

Specifically, the policy establishes a process for identifying related parties and procedures for reviewing and approving such related party transactions. In addition, directors and executive officers are required to complete an annual questionnaire in connection with the Company’s proxy statement for its annual meeting of stockholders, which includes questions regarding related person transactions, and such persons also are required to provide written notice to the Company or outside legal counsel of any updates to such information prior to the annual meeting.

The Audit Committee reviews such proposed business transactions to ensure that the Company’s involvement in such transactions is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is in the best interests of the Company and its stockholders.

Director Independence

Nasdaq listing standards require that the Company’s Board consist of a majority of independent directors, as determined under the applicable rules and regulations of Nasdaq. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, the Company believes that each current member of the Board qualifies as an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq, except Mr. Rosa, the Company’s President and Chief Executive Officer. These directors include Paul Buckman, Jeffrey Mathiesen, Ed Andrle and Jason Mills. In making such independence determinations, the Board considers the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deems relevant in determining each non-employee director’s independence, including the participation by the Company’s non-employee directors, or their affiliates, in certain financing transactions and the beneficial ownership of the Company’s Common Stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee retained Baker Tilly US, LLP to audit the Company’s consolidated financial statements as of and for the years ended September 30, 2025 and September 30, 2024, respectively. The following table sets forth the fees that Baker Tilly US, LLP billed for their audit and other services. The Audit Committee approved all of the services described below in conformity with its pre-approval policies and procedures described below.

FEE CATEGORY	FY 2025	FY 2024
Audit fees	$407,111	$451,306
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$407,111	$451,306

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit and tax services rendered by our independent registered public accounting firm. The policy generally provides for pre-approval of specified services in the defined categories of audit services, audit-related services and tax services. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The Audit Committee must pre-approve all services provided by the independent registered public accounting firm.

The Audit Committee has determined that the rendering of services other than audit services by Baker Tilly US, LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2026	NEUROONE MEDICAL TECHNOLOGIES CORPORATION

	By:	/s/ DAVID ROSA
David Rosa
Chief Executive Officer