Form 10-Q
period 2025-12-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2026-02-17
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of February 13, 2026 was 50,525,995.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	December 31,	September 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,561,616	$6,570,382
Accounts receivable	2,661,867	1,264,805
Inventory, net	1,666,147	2,226,805
Deferred offering costs	22,920	22,920
Prepaid expenses	154,527	141,372
Total current assets	8,067,077	10,226,284
Intangible assets, net	39,368	44,946
Right-of-use asset	226,251	255,195
Property and equipment, net	244,906	259,222
Total assets	$8,577,602	$10,785,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$552,332	$1,010,369
Accrued expenses and other liabilities	706,112	1,292,714
Total current liabilities	1,258,444	2,303,083
Warrant liability	806,859	1,266,894
Operating lease liability, long term	110,374	143,148
Total liabilities	2,175,677	3,713,125

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,413,148 and 50,006,464 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively.	50,413	50,006
Additional paid–in capital	86,399,189	85,632,303
Accumulated deficit	(80,047,677)	(78,609,787)
Total stockholders’ equity	6,401,925	7,072,522
Total liabilities and stockholders’ equity	$8,577,602	$10,785,647

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the three months ended December 31,
	2025	2024

Product revenue	$2,892,635	$3,274,167
Cost of product revenue	1,324,807	1,347,278
Product gross profit	1,567,828	1,926,889

License revenue	—	3,000,000

Operating expenses:
Selling, general and administrative	1,885,455	2,043,454
Research and development	1,389,680	1,172,228
Total operating expenses	3,275,135	3,215,682
(Loss) income from operations	(1,707,307)	1,711,207
Fair value change in warrant liability	222,740	389,445
Financing costs	—	(324,738)
Other income	46,677	9,408
(Loss) income before income taxes	(1,437,890)	1,785,322
Provision for income taxes	—	—
Net (loss) income	$(1,437,890)	$1,785,322
Net (loss) income per share:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06
Number of shares used in per share calculations:
Basic	50,331,155	30,837,524
Diluted	50,331,155	30,880,415

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	30,816,499	$30,816	$75,795,610	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	37,798	37	(37)	—	—
Share repurchases for the payment of employee taxes	(12,467)	(12)	(11,255)	—	(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	30,841,830	$30,841	$76,123,542	$(73,219,091)	$2,935,292

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2025	50,006,464	$50,006	$85,632,303	$(78,609,787)	$7,072,522
Stock-based compensation	—	—	359,255	—	359,255
Exercise of warrants	375,000	375	411,295	—	411,670
Issuance of common stock upon vesting of restricted stock units	35,769	36	(36)	—	—
Share repurchases for the payment of employee taxes	(4,085)	(4)	(3,628)	—	(3,632)
Net loss	—	—	—	(1,437,890)	(1,437,890)
Balance at December 31, 2025	50,413,148	$50,413	$86,399,189	$(80,047,677)	$6,401,925

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended December 31,
	2025	2024

Operating activities
Net (loss) income	$(1,437,890)	$1,785,322
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	65,523	65,127
Amortization of deferred offering costs	—	192,647
Stock-based compensation	359,255	339,224
Debt issuance costs reclassified to financing activities	—	132,091
Fair value change in warrant liability	(222,740)	(389,445)
Non-cash lease expense	28,944	27,537
Change in assets and liabilities:
Accounts receivable	(1,397,062)	(2,192,277)
Inventory	560,658	704,292
Prepaid expenses	(13,155)	21,762
Accounts payable	(439,992)	(14,939)
Accrued expenses, operating leases and other liabilities	(619,376)	(463,292)
Net cash (used in) provided by operating activities	(3,115,835)	208,049
Investing activities
Purchase of property and equipment	(40,754)	(24,416)
Net cash used in investing activities	(40,754)	(24,416)
Financing activities
Exercise of warrants	174,375	—
Issuance costs attributed to common stock and warrants issued in private placements	—	(185,902)
Financing costs in connection with debt facility	—	(290,851)
Deferred issuance costs in connection with at-the-market offering program	(22,920)	(21,305)
Share repurchases for the payment of employee taxes	(3,632)	(11,267)
Net cash provided by (used in) financing activities	147,823	(509,325)
Net decrease in cash	(3,008,766)	(325,692)
Cash at beginning of period	6,570,382	1,460,042
Cash at end of period	$3,561,616	$1,134,350
Supplemental non-cash financing and investing transactions:
Change in unpaid deferred offering costs attributed to the at-the-market offering program	$22,920	$41,657
Unpaid property and equipment purchases	$4,875	$—
Unpaid debt issuance costs	$—	$7,091
Modification of right-of-use asset and associated lease liability	$—	$111,898

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is a medical technology company focused on the development and commercialization of thin film electrode for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, monitoring, ablation and stimulation solutions to diagnose and treat patients with epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic pain due to failed back surgeries and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record activity before, during, and after delivery.

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed financial statements may not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2025 included in the Company’s Annual Report on Form 10-K. The condensed balance sheet at September 30, 2025 was derived from the audited financial statements of the Company.

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

NOTE 2 - Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $80.0 million as of December 31, 2025. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company’s ability to continue as a going concern. As of December 31, 2025, the Company had $3.6 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the distribution agreement with Zimmer (See “Note 7– Zimmer Distribution Agreement and Other Product Revenue”) and forecasted operating expense reductions, will be sufficient to fund the Company’s operations through September 2026. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

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

NOTE 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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

License Revenue

As part of the accounting for collaboration arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company allocates the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation and recorded in license revenues based upon when the customer obtains control of each element.

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

As of December 31, 2025 and September 30, 2025, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three months ended December 31, 2025 and 2024.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$806,859	$—	$—	$806,859
Total liabilities at fair value	$806,859	$—	$—	$806,859

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,266,894	$—	$—	$1,266,894
Total liabilities at fair value	$1,266,894	$—	$—	$1,266,894

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended December 31, 2025 and 2024, respectively.

	2025	2024
Warrant liability
Balance as of beginning of year	$1,266,894	$2,140,315
Change in fair value of warrant liability	(222,740)	(389,445)
Exercise	(237,295)	—
Balance as of end of year	$806,859	$1,750,870

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $60,551 and $38,543 for the three months ended December 31, 2025 and 2024, respectively.

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

Net (loss) income per share

Basic net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options and restricted stock units, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and restricted stock units. Incremental common stock equivalents that were antidilutive were excluded in calculating diluted income per share.

The following table presents the computation of weighted average common shares considered in the computation of diluted net (loss) income per share during the three months ended December 31,

	2025	2024
Denominator (weighted average shares)
Basic common shares outstanding	50,331,155	30,837,524
Dilutive stock options	—	22,320
Dilutive warrants	—	20,571
Diluted common shares outstanding	50,331,155	30,880,415

For the three months ended December 31, 2025, no common stock equivalents were included in the diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the current year period.

The following potential common shares were not considered in the computation of diluted net (loss) income per share as their effect would have been anti-dilutive for the three months ended December 31:

	2025	2024
Warrants	6,520,875	7,025,304
Stock options	6,087,973	2,791,776
Restricted stock units	784,037	1,091,953

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed financial statements.

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

The WARF License grants to the Company an exclusive license to make, use and sell, in the United States only, products that employ certain licensed patents for a neural probe array or thin-film micro electrode array and method. The Company agreed to pay WARF a royalty equal to a single-digit percentage of our product sales pursuant to the WARF License, with a minimum annual royalty payment of $150,000 while the WARF License is in effect. If the Company or any of its sublicensees contest the validity of any licensed patent, the royalty rate will be doubled during the pendency of such contest and, if the contested patent is found to be valid and would be infringed by the Company if not for the WARF License, the royalty rate will be tripled for the remaining term of the WARF License.

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended December 31, 2025 and 2024, $37,500 in royalty fees were incurred related to the WARF License during each of these periods and were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three months ended December 31, 2025 and 2024, no royalty fees were incurred related to the Mayo Agreement.

Facility Leases

Headquarters Lease

On May 20, 2024, the Company amended its non-cancellable headquarters lease (the “Lease”) with certain landlords (together, the “Landlord”) pursuant to which the Company leases office space located at 7599 Anagram Drive, Eden Prairie, Minnesota (the “Premises”). The Company took possession of the Premises on November 1, 2019, with the term of the Lease ending June 30, 2028, as amended, unless terminated earlier (the “Lease Term”). The base rent for the Premises ranges from $6,410 per month to $7,107 per month by the end of the Lease Term. In addition, as long as the Company is not in default under the Lease, the Company will be entitled to an abatement of its base rent for the first two months of the amended Lease Term beginning in April 2025 and for the last month of the amended Lease Term (June 2028). In addition, the Company pays its pro rata share of the Landlord’s annual operating expenses associated with the Premises.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Los Gatos Lease

In 2021, the Company entered into and commenced a non-cancellable facility lease (the “Los Gatos Lease”), pursuant to which the Company agreed to rent office space for its research and development operations located at 718 University Avenue, Suite #111, Los Gatos, California. The facility space under the Los Gatos Lease is approximately 1,162 square feet. In 2022, the Los Gatos Lease was extended for an additional two years to December 31, 2024. The rent under the extended Los Gatos Lease ranged from $4,453 to $4,632 per month beginning on January 1, 2023. On December 17, 2024, the Los Gatos Lease was extended again for an additional two years to December 31, 2026. The rent under the newly extended Los Gatos Lease ranges from $4,939 to $5,087 per month beginning on January 1, 2025.

During the three months ended December 31, 2025 and 2024, rent expense associated with the facility leases, including cancellable arrangements, amounted to $70,401 and $69,178, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the three months ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$34,046	$35,122

Right-of -use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$—	$111,898

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2025	As of September 30, 2025

Right-of-use assets	$226,251	$255,195

Lease liabilities	$237,377	$266,806

Weighted average remaining lease term (years)	2.1	2.3
Weighted average discount rate	7.2%	7.2%

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Maturity of the lease liabilities was as follows:

Calendar Year	As of December 31, 2025
2026	$139,985
2027	81,708
2028	34,815
Total lease payments	256,508
Less imputed interest	(19,131)
Total	237,377
Short-term portion (included in other liabilities)	(127,003)
Long-term portion	$110,374

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following:

	As of December 31, 2025	As of September 30, 2025
Component inventory	$1,012,694	$871,492
Work-in-process	135,244	130,100
Finished goods	518,209	1,225,213
Total	$1,666,147	$2,226,805

Excess and obsolete valuation reserve adjustments reflected as a reduction of component inventory as of both December 31, 2025 and September 30, 2025 was $10,000.

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2025	12-13 years	$44,946
Less: amortization		(5,578)
Net Intangibles, December 31, 2025		$39,368

Amortization expense was $5,578 and $5,579 for the three months ended December 31, 2025 and 2024, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of December 31, 2025	As of September 30, 2025
Equipment and furniture	$1,103,674	$1,058,045
Total property and equipment	1,103,674	1,058,045
Less accumulated depreciation	(858,768)	(798,823)
Property and equipment, net	$244,906	$259,222

Depreciation expense was $59,945 and $59,548 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of December 31, 2025	As of September 30, 2025
Accrued payroll	$429,109	$1,055,121
Operating lease liability, short term	127,003	123,658
Royalty payments	150,000	112,500
Other	—	1,435
Total	$706,112	$1,292,714

NOTE 7 – Zimmer Distribution Agreement and Other Product Revenue

On October 25, 2024, the Company entered into the Zimmer Amended and Restated Distribution Agreement (the “Amendment” or “Zimmer Distribution Agreement”) with Zimmer pursuant to which the Company granted Zimmer the exclusive right and license to distribute its OneRF Ablation System for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

The Company and Zimmer previously entered into an Exclusive Development and Distribution Agreement related to the sEEG and Strip/Grid Product Systems, which was subsequently amended a couple of times through August 2, 2022( the “EDDA”). The EDDA executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, the Company and Zimmer agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Product Revenue

Product revenue recognized during the three months ended December 31, 2025 and 2024 was $2,892,635 and $3,274,167, respectively, and was comprised primarily of OneRF Ablation System revenue. The OneRF Ablation System was subject to the Amendment upon its execution in October 2024.

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ended December 31, 2024 was $3.0 million. No license revenue was recognized during the three months ended December 31, 2025.

NOTE 8 – Stock-Based Compensation

During the three months ended December 31, 2025 and 2024, stock-based compensation expense was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	2025	2024
Selling, general and administrative	$279,385	$269,629
Research and development	79,870	69,595
Total stock-based compensation expense	$359,255	$339,224

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

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2025 Plan may not exceed (1) 3,000,000 and (2) any shares subject to outstanding stock awards under the 2017 Plan that are forfeited or otherwise returned to the share reserve.

Inducement Plan

In October 2021, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 420,350 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such a rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 150,000 shares, and on May 20, 2025, the Board adopted the Second Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by an additional 575,000 shares for an aggregate total of 1,145,350 shares.

Stock Options

During the three months ended December 31, 2025, the Company granted 4,806 stock options to one of the Company’s directors. The weighted-average grant date fair value of the grants issued during the three months ended December 31, 2025 was $0.58 per share with vesting occurring over a 12-month period based on a time-of-service condition. The total expense for the three months ended December 31, 2025 and 2024 related to stock options was $245,233 and $202,954, respectively. The total number of stock options outstanding as of December 31, 2025 and September 30, 2025 was 6,087,973 and 6,083,167, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for stock options granted during the three months ended December 31, 2025 and 2024:

	2025	2024
Expected stock price volatility	108.9%	—%
Expected life of options (years)	5.25	—
Expected dividend yield	—%	—%
Risk free interest rate	3.7%	—%

During the three months ended December 31, 2025 and 2024, 170,304 and 394,450 stock options vested, and zero stock options were forfeited during these periods.

Restricted Stock Units

There were 7,758 restricted stock units (“RSUs”) granted during the three months ended December 31, 2025 to one of the Company’s directors. The RSUs granted during this period had a grant date fair value of $0.72 per share and will vest ratably over a twelve month period. There were no RSU grants during the comparable prior year period. During the three months ended December 31, 2025 and 2024, 36,417 and 37,809 RSUs vested during these periods, respectively. The total expense for the three months ended December 31, 2025 and 2024 related to RSUs was $114,022 and $136,270, respectively. No RSUs were forfeited during the three months ended December 31, 2025 and 2024.

The total number of RSUs outstanding as of December 31, 2025 and September 30, 2025 was 784,037 and 812,696, respectively.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

General

As of December 31, 2025, 1,753,491 shares were available in the aggregate for future issuance under the 2025 Equity Incentive Plan, 2017 Plan and Inducement Plan. Unrecognized stock-based compensation was $2,518,302 as of December 31, 2025. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.8 years.

NOTE 9 – Stockholders’ Equity

August 2024 Private Placement

On August 1, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 2,944,446 shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 2,208,333 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

The PIPE Warrants are exercisable beginning on the date of issuance, have an exercise price of $1.19 per share, subject to adjustment, and will expire on the third anniversary of the date of issuance. One of the Purchasers in the 2024 Private Placement included Paul Buckman, a director on the Company’s Board of Directors.

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on December 31, 2025 and September 30, 2025: risk-free interest rate 3.42% and 3.55%, respectively; expected volatility of 92.7% and 94.5%; respectively; expected life of 1.59 years and 1.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of December 31, 2025 and September 30, 2025. The Company recorded the fair value change of the PIPE Warrants in the amount of $222,740 and $389,445 in the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three months ended December 31, 2025 and 2024, respectively.

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

In 2023, the Company changed the amount of common stock that can be sold pursuant to the Sales Agreement to $4.8 million (including shares previously sold). On January 5, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that the Company was offering up to an aggregate of $9.3 million of its common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, the Company increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero. On August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000.

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

There were no shares issued out of the ATM during the three months ending December 31, 2025 and 2024. There were no issuance costs incurred under the ATM during the three months ended December 31, 2025.

The total aggregate offering price and common stock issued since inception of the ATM Program through December 31, 2025 was $8,000,600 and 5,544,489 shares, respectively. Cumulative issuance costs incurred under the ATM Program through December 31, 2025 was $617,882, inclusive of deferred offering costs.

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding at September 30, 2025	6,895,875	$0.465-5.61	$3.65	0.96
Issued	—	$—	$—	—
Exercised	(375,000)	$0.465	$0.465	—
Expired	—	$—	$—	—
Outstanding at December 31, 2025	6,520,875	$0.465-5.61	$3.84	0.66
Outstanding and exercisable at December 31, 2025	6,520,875	$0.465-5.61	$3.84	0.66

The following table summarizes information about warrants outstanding at December 31, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at December 31, 2025
$0.465	1,662,504	1.59	1,662,504
$0.66	100,000	3.59	100,000
$0.876	20,834	1.59	20,834
$3.00	350,000	1.59	350,000
$5.25	4,166,682	0.04	4,166,682
$5.61	220,855	2.50	220,855
Total	6,520,875		6,520,875

NOTE 10 - Debt Financing

Debt Facility Financing

On August 2, 2024, the Company entered into a loan and security agreement (the “Debt Facility Agreement”) with Growth Opportunity Funding, LLC, as the lender (the “Lender”), which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million (the “Debt Facility”). The Company was permitted to borrow loans under the Debt Facility from time to time (collectively, the “Loans”), for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event or Change of Control (as each defined in the Debt Facility Agreement), or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. The Company paid a termination fee of $125,000 to the Lender and incurred additional legal fees of $7,091 related to the termination. The Company also incurred non-termination Debt Facility costs of $192,647 during the three months ended December 31, 2024.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

NOTE 11 – Concentrations

Revenue

For the three months ended December 31, 2025, one customer accounted for 100% of the Company’s product revenue. For the three months ended December 31, 2024, one customer accounted for 91% of the Company’s product revenue and three customers accounted for the remaining 9% of product revenue.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation system generator.

NOTE 12 – Income Taxes

The effective tax rate for the three months ended December 31, 2025 and 2024 was zero percent. As a result of the analysis of all available evidence as of December 31, 2025 and September 30, 2025, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three months ended December 31, 2025 and 2024. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 13 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees age 21 and older. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through December 31, 2025.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The Company did not make any contributions to the 401K Plan during the three months ended December 31, 2025 and 2024.

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

NeuroOne Medical Technologies Corporation
Notes to Condensed Financial Statements
(unaudited)

The accounting policies of the Neuromodulation Products segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Neuromodulation Products segment based on net (loss) income, which is reported on the statements of operations as net (loss) income. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have any intra-entity sales or transfers.

The CODM uses cash forecast models in deciding how to invest into the Neuromodulation Products segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net (loss) income is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

The statements of operations below are inclusive of the significant expense categories regularly reviewed by the CODM for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Product revenue	$2,892,635	$3,274,167
Cost of product revenue	1,324,807	1,347,278
Product gross profit	1,567,828	1,926,889

Collaborations revenue	—	3,000,000

Operating expenses:
General and administrative	1,454,216	1,654,366
Sales	174,157	204,916
Marketing	257,082	184,172
Development	1,244,317	1,002,186
Quality assurance	145,363	170,042
Total operating expenses	3,275,135	3,215,682
(Loss) income from operations	(1,707,307)	1,711,207
Fair value change in warrant liability	222,740	389,445
Financing costs	—	(324,738)
Other income, net	46,677	9,408
(Loss) income before income taxes	(1,437,890)	1,785,322
Provision for income taxes	—	—
Net (loss) income	$(1,437,890)	$1,785,322

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

NeuroOne Medical Technologies Corporation
Form 10-Q

We have largely incurred losses since inception. As of December 31, 2025, we had accumulated deficit of $80.0 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

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

Trigeminal Limited Market Release

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

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Ablation System. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ended year ended December 31, 2024 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Amended and Restated Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report.

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
Form 10-Q

Fair Value Change in Warrant Liability

The net change in the fair value line item is attributed to the warrant liability while outstanding.

Financing Costs

Financing costs consists of the amortization of the deferred issuance costs and other lending and issuance costs in connection with the debt facility described further below.

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

The following table sets forth the results of operations for the three months ended December 31, 2025 and 2024, respectively.

	For the three months ended December 31, (unaudited)
	2025	2024	Period to Period Change

Product revenue	$2,892,635	$3,274,167	$(381,532)
Cost of product revenue	1,324,807	1,347,278	(22,471)
Product gross profit	1,567,828	1,926,889	(359,061)

License revenue	—	3,000,000	(3,000,000)

Operating expenses:
Selling, general and administrative	1,885,455	2,043,454	(157,999)
Research and development	1,389,680	1,172,228	217,452
Total operating expenses	3,275,135	3,215,682	59,453
(Loss) income from operations	(1,707,307)	1,711,207	(3,418,514)
Fair value change in warrant liability	222,740	389,445	(166,705)
Financing cost	—	(324,738)	324,738
Other income	46,677	9,408	37,269
(Loss) income before income taxes	(1,437,890)	1,785,322	(3,223,212)
Provision for income taxes	—	—	—
Net (loss) income	$(1,437,890)	$1,785,322	$(3,223,212)

Product Revenue and Product Gross Profit

Product revenue was $2.9 million during the three months ended December 31, 2025 with a gross profit and gross profit percentage of $1.6 million and 54.2%, respectively. Product revenue was $3.3 million during the three months ended December 31, 2024 with a gross profit and gross profit percentage of $1.9 million and 58.9%, respectively. The decrease in gross profit percentage during the current period was largely due to higher direct customer sales during the prior year period at list pricing vs. discount pricing, and to a lesser extent, higher material and supply costs coupled with a lower sales volume available to absorb fixed royalty and overhead period costs. Product revenue consisted largely of OneRF Products. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection largely with our OneRF Products. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 in connection with our license agreements during each of the three months ended December 31, 2025 and 2024, respectively.

NeuroOne Medical Technologies Corporation
Form 10-Q

License Revenue

License revenue was $3.0 million for the three months ended December 31, 2024. License revenue during the prior year period related to the distribution license granted to Zimmer for the OneRF Product in October 2024. No license revenue was generated from the Amended and Restated Zimmer Distribution Agreement during the three months ended December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the three months ended December 31, 2025, compared to $2.0 million for the three months ended December 31, 2024. The approximate $0.1 million decrease was primarily due to an overall decrease in legal, investor relations, and other professional service fees in the aggregate amount of $0.3 million, offset in part by higher sales and marketing costs of $0.1 million and by higher payroll costs of $0.1 million. Selling, general and administrative expenses included stock-based compensation of $279,000 and $270,000 during the three months ended December 31, 2025 and 2024, respectively.

Research and Development Expenses

Research and development expenses were $1.4 million for the three months ended December 31, 2025, compared to $1.2 million during the three months ended December 31, 2024. The $0.2 million increase period over period was attributed largely to the timing of activities, which primarily included costs related to consulting services, materials and supplies associated with the development of new applications for drug delivery technology. Research and development expenses included stock-based compensation of $80,000 and $70,000 during the three months ended December 31, 2025 and 2024, respectively.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended December 31, 2025 and 2024 was a benefit of $0.2 million and $0.4 million, respectively. The change was due primarily to fluctuations in our common stock fair value.

Financing Costs

Financing costs during the three months ended December 31, 2024 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024. We did not incur any financing costs during the three months ended December 31, 2025.

Other Income

Other income during the three months ended December 31, 2025 consisted of largely of interest income in the amount of $42,000 attributed to our cash and cash equivalents.

Other income during the three months ended December 31, 2024 consisted of interest income in the amount of $9,000 attributed to our cash and cash equivalents.

NeuroOne Medical Technologies Corporation
Form 10-Q

Liquidity and Capital Resources

Overview

As of December 31, 2025, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $3.6 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our agreement with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation and the Mayo Foundation for Medical Education and Research as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

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

August 2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we, in a private placement, agreed to issue and sell an aggregate of (i) 2,944,446 shares of our Company’s common stock (the “Shares”), and (ii) warrants to purchase an aggregate of 2,208,338 shares of common stock (the “PIPE Warrants”) at a purchase price of $0.90 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. The 2024 Private Placement closed on August 2, 2024. Issuance costs attributed to the 2024 Private Placement amounted to $0.2 million.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM Program”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On July 24, 2023, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $2.6 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. Subsequently, on December 1, 2023, however, we increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we were offering up to an aggregate of $4.8 million of our common stock for sale under the Sales Agreement, including the shares of our common stock previously sold. On January 5, 2024, we further increased the amount of common stock that can be sold pursuant to the Sales Agreement, such that we are offering up to an aggregate of $9.3 million of our common stock for sale under the Sales Agreement, including the shares of common stock previously sold. On August 16, 2024, we increased the amount of common stock that can be sold pursuant to the Sales Agreement by $3.0 million. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero. On August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000. Through December 31, 2025, we have issued 5,544,489 shares of common stock under the ATM Program for gross proceeds in the amount of $8.0 million. We incurred issuance costs in connection with the ATM Program in the amount of $0.6 million through December 31, 2025.

Debt Facility Financing

On August 2, 2024, we entered into the Debt Facility Agreement with Growth Opportunity Funding, LLC, as the Lender, which provided for a delayed draw term loan facility in an aggregate principal amount not to exceed $3.0 million. We were permitted to borrow loans under the Debt Facility Agreement from time to time, for general corporate purposes and subject to certain specified conditions, until the earliest of: (i) November 30, 2024, (ii) the occurrence of any Monetization Event or a Change of Control, as each defined in the Debt Facility Agreement, or (iii) at the Lender’s option, upon the occurrence and during the continuance of an event of default under the Debt Facility Agreement. On November 7, 2024, the Company terminated the Debt Facility Agreement, and no amounts were drawn under the Debt Facility Agreement. Total costs incurred under the debt facility financing was $0.4 million.

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of certain of our product sales pursuant to the Mayo Development Agreement. See “Note 4 – Commitments and Contingencies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report for more information about the WARF License and the Mayo Development Agreement.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 4 – Commitments and Contingencies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2028.

We expect to satisfy our short-term and long-term obligations through cash on hand and revenue from commercial sales to cover expenses.

NeuroOne Medical Technologies Corporation
Form 10-Q

Liquidity Outlook

For a discussion of potential fee payments under the Amended and Restated Zimmer Development Agreement, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Ablation System are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  In October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer (“Zimmer Distribution Agreement”) to provide Zimmer with the exclusive right and license to distribute our OneRF Ablation System in the brain for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

At December 31, 2025, we had cash and cash equivalents in the aggregate of approximately $3.6 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financing, through collaborations or partnerships with other companies, or other sources.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Three Months Ended
	December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(3,115,835)	$208,049
Net cash used in investing activities	(40,754)	(24,416)
Net cash provided by (used in) financing activities	147,823	(509,325)
Net decrease in cash	$(3,008,766)	$(325,692)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $3.1 million for the three months ended December 31, 2025, which consisted of a net loss of $1.4 million inclusive of non-cash stock-based compensation, depreciation, amortization related to intangible assets, non-cash lease expense and fair value change in warrant liability of $0.2 million. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of approximately $1.9 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in accounts receivable in connection with the Zimmer Distribution Agreement and to a decrease in accrued expenses and accounts payable, offset in part by decrease in inventory on hand attributed to the timing of payments and purchases.

Net cash provided by operating activities was $0.2 million for the three months ended December 31, 2024, which consisted of net income of $1.8 million inclusive of non-cash stock-based compensation, depreciation, amortization related to intangible assets and deferred costs, non-cash lease expense, fair value change in warrant liability and debt facility termination costs totaling approximately $0.4 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a net cash use of approximately $2.0 million. The net cash use stemming from the change in operating assets and liabilities was primarily attributable to an increase in accounts receivable in connection with the Zimmer Distribution Agreement and to a decrease in accrued expenses and accounts payable, offset in part by decreases in prepaid expenses and inventory on hand attributed to the timing of payments and purchases.

Net cash used in investing activities

Net cash used in investing activities for the three months ended December 31, 2025 was $41,000 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities for the three months ended December 31, 2024 was $24,000 and consisted of outlays for purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $148,000 for the three months ended December 31, 2025. The activity during the period consisted of the exercise of warrants in the amount of $174,000, offset in part by the payment of deferred issuance costs of $23,000 and by common stock repurchases of $4,000 for the payment of withholding taxes.

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

NeuroOne Medical Technologies Corporation
Form 10-Q

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 3 — “Summary of Significant Accounting Policies” to our condensed financial statements in “Part 1, Item 1 – Financial Statements” of this Report.

Of these policies, the following are considered critical to an understanding of our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report as they require the application of the most subjective and the most complex judgments:

Revenues:

For discussion about the determination of license revenue and product revenue, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 9 – Stockholders’ Equity” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report.

Recent Accounting Pronouncements

Refer to “Note 3— Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 due to the material weakness in our internal controls over financial reporting as discussed further below that were identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Notwithstanding this material weakness, our management has concluded that the condensed financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed financial statements included in this Report on this Form 10-Q, our management has concluded that our condensed financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Such factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

NeuroOne Medical Technologies Corporation
Form 10-Q

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

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

3.3	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024).

10.1*	First Amendment to Amended and Restated Exclusive Development and Distribution Agreement with Zimmer, Inc. dated December 31, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2026

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer)