Form 10-Q
period 2026-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2026-05-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2026 was 8,619,876.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	March 31,	September 30,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,804,011	$6,570,382
Accounts receivable	2,426,518	1,264,805
Inventory, net	1,866,633	2,226,805
Deferred offering costs	22,920	22,920
Prepaid expenses	283,716	141,372
Total current assets	7,403,798	10,226,284
Intangible assets, net	33,789	44,946
Right-of-use asset	196,775	255,195
Property and equipment, net	230,596	259,222
Total assets	$7,864,958	$10,785,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934,196	$1,010,369
Accrued expenses and other liabilities	755,258	1,292,714
Total current liabilities	1,689,454	2,303,083
Warrant liability	709,507	1,266,894
Operating lease liability, long term	92,361	143,148
Total liabilities	2,491,322	3,713,125

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,615,532 and 8,334,336 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively.	8,616	8,334
Additional paid–in capital	87,498,366	85,673,975
Accumulated deficit	(82,133,346)	(78,609,787)
Total stockholders’ equity	5,373,636	7,072,522
Total liabilities and stockholders’ equity	$7,864,958	$10,785,647

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Product revenue	$2,391,185	$1,386,550	$5,283,820	$4,660,717
Cost of product revenue	1,104,568	615,489	2,429,375	1,962,767
Product gross profit	1,286,617	771,061	2,854,445	2,697,950

License revenue	—	—	—	3,000,000

Operating expenses:
Selling, general and administrative	1,919,371	1,940,414	3,804,826	3,983,868
Research and development	1,468,090	1,510,663	2,857,770	2,682,891
Total operating expenses	3,387,461	3,451,077	6,662,596	6,666,759
Loss from operations	(2,100,844)	(2,680,016)	(3,808,151)	(968,809)
Fair value change in warrant liability	(8,271)	390,351	214,469	779,796
Financing costs	—	—	—	(324,738)
Other income	23,446	19,058	70,123	28,466
Loss before income taxes	(2,085,669)	(2,270,607)	(3,523,559)	(485,285)
Provision for income taxes	—	—	—	—
Net loss	$(2,085,669)	$(2,270,607)	$(3,523,559)	$(485,285)

Net loss per share (Note 1):
Basic	$(0.25)	$(0.44)	$(0.42)	$(0.09)
Diluted	$(0.25)	$(0.44)	$(0.44)	$(0.09)
Number of shares used in per share calculations (Note 1):
Basic	8,484,926	5,185,075	8,436,158	5,161,971
Diluted	8,484,926	5,185,075	8,554,213	5,161,971

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	5,135,861	$5,136	$75,821,290	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	6,295	6	(6)	—	—
Share repurchases for the payment of employee taxes	(2,075)	(2)	(11,265)		(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	5,140,081	5,140	76,149,243	(73,219,091)	2,935,292

Issuance of common stock attributed to equity financings	59,314	59	413,978	—	414,037
Issuance costs related to equity financings	—	—	(95,929)	—	(95,929)
Stock-based compensation	—	—	250,170	—	250,170
Issuance of common stock upon vesting of restricted stock units	47,017	47	(47)	—	—
Share repurchases for the payment of employee taxes	(15,719)	(15)	(107,090)	—	(107,105)
Net loss	—	—	—	(2,270,607)	(2,270,607)
Balance at March 31, 2025	5,230,693	$5,231	$76,610,325	$(75,489,698)	$1,125,858

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2025	8,334,336	$8,334	$85,673,975	$(78,609,787)	$7,072,522
Stock-based compensation	—	—	359,255	—	359,255
Exercise of warrants	62,500	63	411,607	—	411,670
Issuance of common stock upon vesting of restricted stock units	5,959	6	(6)	—	—
Share repurchases for the payment of employee taxes	(680)	(1)	(3,631)	—	(3,632)
Net loss	—	—	—	(1,437,890)	(1,437,890)
Balance at December 31, 2025	8,402,115	8,402	86,441,200	(80,047,677)	6,401,925
Issuance of common stock attributed to equity financings	166,666	167	670,233		670,400
Stock-based compensation	—	—	342,135	—	342,135
Exercise of warrants	14,470	15	105,607	—	105,622
Issuance of common stock upon vesting of restricted stock units	47,069	47	(47)	—	—
Share repurchases for the payment of employee taxes	(14,788)	(15)	(60,762)	—	(60,777)
Net loss	—	—	—	(2,085,669)	(2,085,669)
Balance at March 31, 2026	8,615,532	$8,616	$87,498,366	$(82,133,346)	$5,373,636

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(3,523,559)	$(485,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	125,552	130,761
Stock-based compensation	701,390	589,394
Amortization of deferred offering costs	—	192,647
Non-cash lease expense	58,420	55,156
Fair value change in warrant liability	(214,469)	(779,796)
Debt termination costs reclassed to financing activities	—	132,091
Change in assets and liabilities:
Accounts receivable	(1,161,713)	(142,144)
Inventory	360,172	800,546
Prepaid expenses	(142,344)	8,394
Accounts payable	(59,752)	80,885
Accrued expenses, operating leases and other liabilities	(588,243)	(430,744)
Net cash (used in) provided by operating activities	(4,444,546)	151,905
Investing activities
Purchase of property and equipment	(79,270)	(27,587)
Net cash used in investing activities	(79,270)	(27,587)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	670,400	414,037
Issuance costs related equity financings	—	(261,832)
Financing costs in connection with debt facility	—	(297,942)
Deferred issuance costs in connection with at-the-market offering program	(22,920)	—
Exercise of warrants	174,374	—
Share repurchases for the payment of employee taxes	(64,409)	(118,372)
Net cash provided by provided by (used in) financing activities	757,445	(264,109)
Net decrease in cash and cash equivalents	(3,766,371)	(139,791)
Cash and cash equivalents at beginning of period	6,570,382	1,460,042
Cash and cash equivalents at end of period	$2,804,011	$1,320,251

Supplemental non-cash financing and investing transactions:
Change in unpaid issuance costs	$22,920	$72,377
Modification of right-of-use asset and associated lease liability	$—	$111,898
Purchased property and equipment in accounts payable	$6,499	$10,026
Cashless exercise of warrants	$87,188	$—
Reclass of warrant liability to equity upon exercise	$342,918	$—

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

The Company has received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for four of its devices: (i) its Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days (“Evo Cortical”), (ii) its Evo® sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain (“Evo sEEG”); (iii) its OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures (the “OneRF Ablation System”) and (iv) our OneRF TN ablation system for use in procedures to create radiofrequency (RF) lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures (“OneRF TN Ablation System”, together with the Evo Cortical, Evo sEEG, and OneRF Ablation System, the “Commercialized Products”). The Company has a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute the Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. The Company initiated a limited market release of its OneRF TN Ablation System in December 2025 and completed the limited market release in March 2026. The Company’s other products and indications are still under development.

The Company is based in Eden Prairie, Minnesota.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. The Company has experienced minor price increases from our suppliers related to tariffs on imported goods and may experience additional price increases.

The Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflicts in Ukraine and the Middle East, disruptions in the banking system and financial markets, and steps taken by governments and central banks, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. The Company expects to submit a request for a tariff refund for minor tariffs paid by the Company to the U.S. government under the International Emergency Economic Powers Act, but the timing and amount of cash receipt pursuant to such future submission remains uncertain. We will continue to monitor guidance issued regarding the refund process.

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

Reverse Stock Split

On April 14, 2026, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended and/or restated from time to time, to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Reverse Stock Split”). Trading of the common stock on The Nasdaq Capital Market commenced on a split-adjusted basis at market open on April 16, 2026. All amounts in the condensed financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

As a result of the Reverse Stock Split, every 6 shares of the Company’s common stock issued or outstanding was automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms. The shares of common stock outstanding following the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value per share of the common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were automatically entitled to receive a cash payment equal to the market value of the fractional share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares.

NOTE 2 - Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $82.1 million as of March 31, 2026. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company’s ability to continue as a going concern. As of March 31, 2026, the Company had $2.8 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the distribution agreement with Zimmer (See “Note 7– Zimmer Distribution Agreement and Other Product Revenue”) and forecasted operating expense reductions, will be sufficient to fund the Company’s operations through September 2026. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

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

Notes to Condensed Financial Statements

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

Cost of Product Revenue

Cost of product revenue consists of the manufacturing and materials costs incurred by the Company’s third-party contract manufacturers in connection with OneRF Brain Ablation System and the OneRF® Trigeminal Nerve Ablation System (the “OneRF Products”), strip and grid cortical electrodes (the “Strip/Grid Products”), depth electrodes (“sEEG Products”) and outside supplier materials costs in connection with the electrode cable assembly products (“Electrode Cable Assembly Products”) when sold. In addition, cost of product revenue includes royalty fees incurred in connection with the Company’s license agreements as well as valuation adjustments for excess or obsolete inventory.

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

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement. See “Note 12– Stockholders’ Equity”. The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying condensed statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in the fair value of the warrant liability is recognized in the condensed statements of operations under the fair value change in warrant liability line item.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

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

As of March 31, 2026 and September 30, 2025, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three and six months ended March 31, 2026 and 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$709,507	$—	$—	$709,507
Total liabilities at fair value	$709,507	$—	$—	$709,507

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,266,894	$—	$—	$1,266,894
Total liabilities at fair value	$1,266,894	$—	$—	$1,266,894

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended March 31, 2026 and 2025, respectively.

	2026	2025
Warrant liability
Balance as of beginning of Period	$1,266,894	$2,140,315
Change in fair value of warrant liability	(214,469)	(779,796)
Exercise	(342,918)	—
Balance as of end of period	$709,507	$1,360,519

Intellectual Property

The Company has entered into two licensing agreements with major research institutions, which allow for access to certain patented technology and know-how. Payments under those agreements are capitalized and amortized to selling, general and administrative expense over the expected useful life of the acquired technology.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful life for equipment and furniture ranges from three to five years. Tangible assets acquired for research and development activities and that have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory, when appropriate, based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts. The Company’s inventory is currently comprised of its commercialized product components, work-in-process and finished goods. The commercialized products are produced by a third-party contract manufacturer and electrode cable assembly components are obtained from outside suppliers.

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $58,848 and $119,399 for the three and six months ended March 31, 2026, respectively. Total advertising expense amounted to $45,000 and $83,543 for the three and six months ended March 31, 2025, respectively.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below presents the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Basic:
Net loss available to common stockholders - basic	$(2,085,669)	$(2,270,607)	$(3,523,559)	$(485,285)
Weighted average common shares outstanding - basic	8,484,926	5,185,075	8,436,158	5,161,971
Loss per share - basic	$(0.25)	$(0.44)	$(0.42)	$(0.09)

Diluted (1):
Net loss available to common stockholders – diluted	$(2,085,669)	$(2,270,607)	$(3,735,165)	$(485,285)
Weighted average common shares outstanding - diluted	8,484,926	5,185,075	8,554,213	5,161,971
Loss per share - diluted	$(0.25)	$(0.44)	$(0.44)	$(0.09)

(1)	For the three and six months ended March 31, 2025, no adjustment was made to the numerator and no incremental shares were added to the denominator for the PIPE Warrants being accounted for as a derivative liability as the PIPE Warrants were out-of-the-money during these periods. See “Note 12 – Stockholders’ Equity”.

The following table presents the computation of weighted average common shares considered in the computation of diluted net loss per share during the three and six months ended March 31,

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Denominator (weighted average shares)
Basic common shares outstanding	8,484,926	5,185,075	8,436,158	5,161,971
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Dilutive warrants	—	—	118,055	—
Diluted common shares outstanding	8,484,926	5,185,075	8,554,213	5,161,971

The following potential common shares were not considered in the computation of basic net loss per share as their effect would have been anti-dilutive for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Warrants	361,111	1,174,322	243,056	1,174,322
Stock options	1,098,038	477,561	1,098,038	477,561
Restricted stock units	84,750	147,780	84,750	147,780

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company adopted this guidance on October 1, 2025 and the newly adopted guidance will result in additional income tax disclosures in its financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures related to expenses and provide investors more detailed information about certain types of expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on its financial statements and related disclosures.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended March 31, 2026 and 2025, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the six months ended March 31, 2026 and 2025, $75,000 in royalty fees were incurred during each of these periods related to the WARF License. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire May 25, 2037. During the three and six months ended March 31, 2026 and 2025, no royalty fees were incurred related to the Mayo Agreement.

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

During the three and six months ended March 31, 2026, rent expense associated with the facility leases amounted to $69,785 and $140,186, respectively. During the three and six months ended March 31, 2025, rent expense associated with the facility leases amounted to $70,065 and $139,243, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the six months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$68,535	$71,164

Right-of-use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$—	$111,898

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2026	As of September 30, 2025

Right-of-use assets	$196,775	$255,195

Lease liabilities	$206,973	$266,806

Weighted average remaining lease term (years)	1.9	2.3
Weighted average discount rate	7.2%	7.2%

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Maturity of the lease liabilities was as follows:

Calendar Year	As of March 31, 2026
2026	$105,495
2027	81,708
2028	34,815
Total lease payments	222,018
Less imputed interest	(15,045)
Total	206,973
Short-term portion (included in accrued expenses and other liabilities)	(114,612)
Long-term portion	$92,361

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following as of:

	March 31, 2026	September 30, 2025
Component inventory	$1,085,758	$871,492
Work-in-process	292,314	130,100
Finished goods	488,561	1,225,213
Total	$1,866,633	$2,226,805

Excess and obsolete valuation reserve adjustments reflected as a reduction of component inventory as of both March 31, 2026 and September 30, 2025 was $10,000.

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2025	12-13 years	$44,946
Less: amortization		(11,157)
Net Intangibles, March 31, 2026		$33,789

Amortization expense was $5,579 and $11,157 for the three and six months ended March 31, 2026, respectively, and $5,579 and $11,158 for the three and six months ended March 31, 2025, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of March 31, 2026	As of September 30, 2025
Equipment and furniture	$1,143,814	$1,058,045
Total property and equipment	1,143,814	1,058,045
Less accumulated depreciation	(913,218)	(798,823)
Property and equipment, net	$230,596	$259,222

Depreciation expense was $54,450 and $114,395 for the three months and six months ended March 31, 2026, respectively, and $60,055 and $119,603 for the three months and six months ended March 31, 2025, respectively.

NOTE 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of March 31, 2026	As of September 30, 2025
Accrued payroll	$603,146	$1,055,121
Operating lease liability, short term	114,612	123,658
Royalty payments	37,500	112,500
Other	—	1,435
Total	$755,258	$1,292,714

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

Under the Amendment, Zimmer paid the Company $3.0 million for an exclusive RF Distribution License (the “RF Distribution License” and “License”) for commercialization of its OneRF Ablation System in the brain. Distribution and commercialization of the OneRF® Trigeminal Nerve Ablation System is not covered by the License. In addition, the Company is eligible to receive a future milestone payment of $1.0 million upon reaching a one-time sales volume threshold, but does not anticipate achieving this milestone.

The revised term under the Amendment (the “Term”) began on the effective date of the Amendment and will remain in effect until October 31, 2034. Upon the expiration of the Term, it may be renewed upon the mutual written consent of the parties. The Amended and Restated Exclusive Development and Distribution Agreement may be terminated before the expiration of the Term in accordance with certain terms under the Amendment. In addition, the license rights granted to Zimmer under this Amendment shall be exclusive (i) until September 30, 2032 for the sEEG Products and Strip/Grid Products; and (ii) until October 31, 2034 for the OneRF Ablation System in the brain.

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

Product Revenue

Product revenue recognized during the three and six months ended March 31, 2026 was $2,391,185 and $5,283,820, respectively, and was comprised of sales of OneRF Products.

Product revenue recognized during the three and six months ended March 31, 2025 was $1,386,550 and $4,660,717, respectively, and was comprised solely of OneRF Product revenue

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the six months ended March 31, 2025 was $3.0 million. No license revenue was recognized during the three and six months ended March 31, 2026.

NOTE 8 – Stock-Based Compensation

During the three and six months ended March 31, 2026 and 2025, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Selling, general and administrative	$262,474	$195,559	$541,859	$465,189
Research and development	79,661	54,611	159,531	124,205
Total stock-based compensation expense	$342,135	$250,170	$701,390	$589,394

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2025 Plan may not exceed (1) 500,000 and (2) any shares subject to outstanding stock awards under the 2017 Plan that are forfeited or otherwise returned to the share reserve. See “Note 15 - Subsequent Events”.

Inducement Plan

In October 2021, the Company adopted the NeuroOne Medical Technologies Corporation 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 70,058 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such a rule. On November 9, 2023, the Company’s Board of Directors adopted the First Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by 25,000 shares. Additionally, on May 20, 2025, the Board of Directors adopted the Second Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by an additional 95,833 shares. Lastly, on February 25, 2026, the Board of Directors adopted the Third Amendment to the Company’s Inducement Plan, increasing the aggregate number of shares of common stock that may be issued pursuant to equity incentive awards under the Inducement Plan by an additional 83,333 shares for an aggregate total of 274,224 shares.

Stock Options

During the three months ended March 31, 2026 and 2025, the Company granted 83,334 and 8,514 stock options, respectively, to its board of directors and officers. During the six months ended March 31, 2026 and 2025, the Company granted 84,135 and 8,514 stock options, respectively, to its board of directors and officers. Vesting generally occurs over a 12 to 46 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended March 31, 2026 and 2025 was $3.35 and $5.87 per share, respectively. The grant date fair value of the grants issued during the six months ended March 31, 2026 and 2025 was $3.35 and $5.87 per share, respectively.

The total expense for the three months ended March 31, 2026 and 2025 related to stock options was $243,854 and $128,378, respectively. The total expense for the six months ended March 31, 2026 and 2025 related to stock options was $489,088 and $331,332, respectively. The total number of stock options outstanding as of March 31, 2026 and September 30, 2025 was 1,098,038 and 1,013,903, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Expected stock price volatility	107.1%	110.2%	107.1%	110.2%
Expected life of options (years)	6.0	5.25	6.0	5.25
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.6%	4.3%	3.6%	4.3%

During the three months ended March 31, 2026 and 2025, 27,059 and 18,282 stock options vested, respectively, and zero stock options were forfeited during these periods. During the six months ended March 31, 2026 and 2025, 55,443 and 84,024 stock options vested, respectively, and zero stock options were forfeited during these periods, respectively. During the three and six months ended March 31, 2026 and 2025, no options were exercised.

Restricted Stock Units

During the six months ended March 31, 2026, the Company granted an aggregate of 1,293 restricted stock units (“RSUs”) to a non-employee director under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the six months ended March 31, 2026 was $4.30 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the three and six months ended March 31, 2025, the Company granted an aggregate of 13,887 RSUs to non-employee directors under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the three and six months ended March 31, 2025 was $7.20 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the three months ended March 31, 2026 and 2025, 45,915 and 48,088 RSUs vested, respectively, and no RSUs were forfeited during these periods. During the six months ended March 31, 2026 and 2025, 51,983 and 54,390 RSUs vested, respectively, and no RSUs were forfeited during these periods. The total expense for the three months ended March 31, 2026 and 2025 related to these RSUs was $98,281 and $121,792, respectively. The total expense for the six months ended March 31, 2026 and 2025 related to these RSUs was $212,302 and $258,062, respectively. The total RSUs outstanding as of March 31, 2026 and September 30, 2025 was 84,750 and 135,439, respectively.

General

As of March 31, 2026, 307,010 shares were available in the aggregate for future issuance under the 2025 Plan, 2017 Plan and Inducement Plan. Unrecognized stock-based compensation was $2,454,928 as of March 31, 2026. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.5 years.

NOTE 9 – Concentrations

Revenue

For the three months and six months ended March 31, 2026, one customer accounted for 99.4% and 99.7% of the Company’s product revenue, respectively.

For the three months and six months ended March 31, 2025, one customer accounted for 100.0% and 93.9% of the Company’s product revenue, respectively.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation System generator.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 10 – Income Taxes

The effective tax rate for the three and six months ended March 31, 2026 and 2025 was zero percent. As a result of the analysis of all available evidence as of March 31, 2026 and September 30, 2025, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and six months ended March 31, 2026 and 2025. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

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

At closing of the Debt Facility, the Company issued to the Lender a warrant exercisable for five years for 16,666 shares of common stock at an exercise price of $3.96 per share, subject to adjustment (the “Closing Date Debt Facility Warrant”). The Closing Date Debt Facility Warrant was accounted for and classified as equity on the accompanying condensed balance sheets.

NOTE 12 – Stockholders’ Equity

March 2026 Private Placement

On March 1, 2026, the Company entered into a securities purchase agreement (the “March 2026 Private Placement”) with a newly appointed officer of the Company, David Wambeke, to issue and sell 166,666 shares of the Company’s common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which the Company received gross proceeds in the amount of $670,400. Issuance costs in connection with the March 2026 Private Placement were nil.

August 2024 Private Placement

On August 1, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company, in a private placement (the “2024 Private Placement”), agreed to issue and sell an aggregate of (i) 490,741 shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 368,052 shares of common stock (the “PIPE Warrants”) at a purchase price of $5.40 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. Issuance costs attributed to 2024 Private Placement amounted to approximately $0.2 million. The 2024 Private Placement closed on August 2, 2024.

The PIPE Warrants are exercisable beginning on the date of issuance, have an initial exercise price of $7.14 per share, subject to adjustment, and will expire on the third anniversary of the date of issuance. One of the Purchasers in the 2024 Private Placement included Paul Buckman, a director on the Company’s Board of Directors. In April 2025, the exercise price was reset to $2.79 upon the close of the April 2025 Financing for all of the PIPE Warrants, except for the PIPE Warrants to purchase 3,472 shares of common stock issued to a director on our Board of Directors for which the exercise price was reset to $5.26 per share.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on March 31, 2026 and September 30, 2025: risk-free interest rate 3.65% and 3.55%, respectively; expected volatility of 94.2% and 94.5%; respectively; expected life of 1.34 years and 1.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of March 31, 2026 and September 30, 2025. The Company recorded the fair value change of the PIPE Warrants in the amount of $8,271 and a benefit of $(214,469) to the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three and six months ended March 31, 2026, respectively. The Company recorded the fair value change of the PIPE Warrants in the amount of a $(390,351) benefit and a $(779,796) benefit to the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three and six months ended March 31, 2025, respectively.

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

In 2023, the Company changed the amount of common stock that can be sold pursuant to the Sales Agreement to $4.8 million (including shares previously sold).  On April 3, 2025, we decreased the amount of common stock available under the ATM to zero, and August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000.

During the three and six months ended March 31, 2025, 59,314 shares of common stock were issued under the ATM for an aggregate offering price of $414,037. Issuance costs incurred under the ATM during the three and six months ended March 31, 2025 were $95,929. There were no shares issued out of the ATM during the three and six months ended March 31, 2026.

The total aggregate offering price and common stock issued since inception of the ATM Program through March 31, 2026 was $8,000,600 and 924,081 shares, respectively. Cumulative issuance costs incurred under the ATM Program through March 31, 2026 was $617,882, inclusive of deferred offering costs.

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding at September 30, 2025	1,149,323	$2.79-33.66	$21.92	0.96
Issued	—	$—	$—	—
Exercised (1)	(93,750)	$2.79	$2.79	—
Expired	(694,462)	$31.50	$31.50	—
Outstanding at March 31, 2026	361,111	$2.79-33.66	$8.47	1.52
Outstanding and exercisable at March 31, 2026	361,111	$2.79-33.66	$8.47	1.52

(1)	16,780 of the shares exercised were withheld in connection with a cashless exercise.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table summarizes information about warrants outstanding as of March 31, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of March 31, 2026
$2.79	245,830	1.34	245,830
$3.96	16,666	3.34	16,666
$5.26	3,472	1.34	3,472
$18.00	58,333	1.34	58,333
$33.66	36,810	1.25	36,810
Total	361,111		361,111

NOTE 13 - Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees age 21 and older. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through March 31, 2026.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The Company did not make any contributions to the 401K Plan during the three and six months ended March 31, 2026 and 2025.

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

The accounting policies of the Neuromodulation Products segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Neuromodulation Products segment based on net loss income, which is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have any intra-entity sales or transfers.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The statements of operations below are inclusive of the significant expense categories regularly reviewed by the CODM for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Product revenue	$2,391,185	$1,386,550	$5,283,820	$4,660,717
Cost of product revenue	1,104,568	615,489	2,429,375	1,962,767
Product gross profit	1,286,617	771,061	2,854,445	2,697,950

License revenue	—	—	—	3,000,000

Operating expenses:
General and administrative	1,503,576	1,581,895	2,957,792	3,236,261
Sales	199,136	157,436	373,293	362,352
Marketing	216,659	201,083	473,741	385,255
Development	1,310,388	1,337,781	2,554,705	2,339,967
Quality assurance	157,702	172,882	303,065	342,924
Total operating expenses	3,387,461	3,451,077	6,662,596	6,666,759
Loss from operations	(2,100,844)	(2,680,016)	(3,808,151)	(968,809)
Fair value change in warrant liability	(8,271)	390,351	214,469	779,796
Financing costs	—	—	—	(324,738)
Other income	23,446	19,058	70,123	28,466
Loss before income taxes	(2,085,669)	(2,270,607)	(3,523,559)	(485,285)
Provision for income taxes	—	—	—	—
Net loss	$(2,085,669)	$(2,270,607)	$(3,523,559)	$(485,285)

NOTE 15 – Subsequent Events

2025 Plan

On April 3, 2026, at the 2026 annual meeting of stockholders, the stockholders of the Company approved the increase in share authorization under the 2025 Plan by 250,000 shares. In addition, an evergreen provision was approved whereby the number of shares available under the 2025 Plan will be increased automatically on January 1 each year between January 1, 2027 and January 1, 2031. The aggregate number of shares of common stock that may be issued pursuant to awards (as defined in the 2025 Plan) by an amount equal to 5% of the fully diluted shares (as defined in the 2025 Plan) as of the last day of the preceding calendar year, provided, however that the Board of Directors may act prior to the effective date of any such annual increase to provide that the increase for such year will be a lesser number of shares of common stock.

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, and our OneRF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode, RF ablation system, and technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes;

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our cortical strip, grid electrode and depth electrode and RF ablation technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode and RF ablation technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

We are developing and commercializing thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record activity before, during, and after delivery.

We have received 510(k) clearance for four of our devices from the Food and Drug Administration (“FDA”), including: (i) our Evo cortical electrode technology for recording, monitoring, and stimulating brain tissue for up to 30 days (“Evo Cortical”), (ii) our Evo sEEG electrode technology for temporary (less than 30 days) use with recording, monitoring, and stimulation equipment for the recording, monitoring, and stimulation of electrical signals at the subsurface level of the brain (“Evo sEEG”), (iii) our OneRF ablation system for creation of radiofrequency lesions in nervous tissue for functional neurosurgical procedures (“OneRF Ablation System”), (iv) our OneRF TN ablation system for use in procedures to create radiofrequency (RF) lesions for the treatment of pain, or for lesioning nerve tissue for functional neurosurgical procedures (“OneRF TN Ablation System”). We have a distribution agreement with Zimmer, Inc. (“Zimmer”) providing Zimmer with a license to commercialize and distribute the Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We initiated a limited market release of the OneRF TN Ablation System in December 2025 and completed the limited market release in March 2026. The Company’s other products and indications are still under development.

NeuroOne Medical Technologies Corporation

Form 10-Q

We have largely incurred losses since inception. As of March 31, 2026, we had accumulated deficit of $82.1 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

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

Recent Developments

Corporate Updates

Reverse Stock Split

On April 14, 2026, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended and/or restated from time to time, to effectuate a reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, which became effective on April 15, 2026 at 5:00 p.m. Eastern Time (the “Reverse Stock Split”). Trading of the common stock on The Nasdaq Capital Market commenced on a split-adjusted basis at market open on April 16, 2026. All amounts in the condensed financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

As a result of the Reverse Stock Split, every 6 shares of our common stock issued or outstanding was automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under our equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of our outstanding stock options and other equity securities under our equity incentive plans. All outstanding warrants were also adjusted in accordance with their terms. The shares of common stock outstanding following the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value per share of the common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were automatically entitled to receive a cash payment equal to the market value of the fractional share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in our equity securities, except for any adjustments for fractional shares.

NeuroOne Medical Technologies Corporation

Form 10-Q

2025 Equity Incentive Plan

On April 3, 2026, at the 2026 annual meeting of stockholders, our stockholders approved the increase in share authorization under the 2025 Equity Incentive Plan (the “2025 Plan”) by 250,000 shares. In addition, an evergreen provision was approved whereby the number of shares available under the 2025 Plan will be increased automatically on January 1 each year between January 1, 2027 and January 1, 2031. The aggregate number of shares of common stock that may be issued pursuant to awards (as defined in the 2025 Plan) by an amount equal to 5% of the fully diluted shares (as defined in the 2025 Plan) as of the last day of the preceding calendar year, provided, however that our Board of Directors may act prior to the effective date of any such annual increase to provide that the increase for such year will be a lesser number of shares of common stock.

March 2026 Private Placement

On March 1, 2026, we entered into a securities purchase agreement (the “March 2026 Private Placement”) with a newly appointed officer of the Company, David Wambeke, to issue and sell 166,666 shares of our common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which we received gross proceeds in the amount of $670,400.

Trigeminal Limited Market Release

We initiated a limited market release of the OneRF TN Ablation System in December 2025 and completed the limited market release in March 2026. The Company is currently evaluating the distribution options for the OneRF TN Ablation System.

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

On April 30, 2026, we received a letter from Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the prior 10 consecutive business days. Accordingly, the letter indicated we are in compliance with the Minimum Bid Price Requirement and the matter is closed.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the conflicts between Russia and Ukraine and in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms or at all. If economic conditions continue to decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. We have experienced minor price increases from our suppliers related to tariffs on imported goods, and may experience additional price increases. We expect to submit a request for a tariff refund for minor tariffs paid by the Company to the U.S. government under the International Emergency Economic Powers Act, but the timing and amount of cash receipt pursuant to such future submission remains uncertain. We will continue to monitor guidance issued regarding the refund process.

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

Financial Overview

Product Revenue

Our product revenue was derived from the sale of our Evo Cortical, Evo sEEG, and OneRF Ablation Systems when they occur, which have each received FDA 510(k) clearance.

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

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Ablation System in the brain. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ended year ended December 31, 2024 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Amended and Restated Distribution Agreement, see “—Liquidity and Capital Resources—Liquidity Outlook” below and see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of operations for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31, (unaudited)
	2026	2025	Period to Period Change
Product revenue	$2,391,185	$1,386,550	$1,004,635
Cost of product revenue	1,104,568	615,489	489,079
Product gross profit	1,286,617	771,061	515,556

Operating expenses:
Selling, general and administrative	1,919,371	1,940,414	(21,043)
Research and development	1,468,090	1,510,663	(42,573)
Total operating expenses	3,387,461	3,451,077	(63,616)
Loss from operations	(2,100,844)	(2,680,016)	579,172
Fair value change in warrant liability	(8,271)	390,351	(398,622)
Other income	23,446	19,058	4,388
Loss before income taxes	(2,085,669)	(2,270,607)	184,938
Provision for income taxes	—	—	—
Net loss	$(2,085,669)	$(2,270,607)	$184,938

Product Revenue and Product Gross Profit

Product revenue was $2.4 million during the three months ended March 31, 2026 with a gross profit and gross profit percentage of $1.3 million and 53.8%, respectively. Product revenue was $1.4 million during the three months ended March 31, 2025 with a gross profit and gross profit percentage of $0.8 million and 55.6%, respectively. The decrease in gross profit percentage during the current period was largely due to higher component costs in the current period coupled with a slightly lower average selling price attributed to a change in sales mix. Product revenue consisted of OneRF Products related sales during the periods presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately of $38,000 in connection with our license agreements during each of the three months ended March 31, 2026 and 2025.

NeuroOne Medical Technologies Corporation

Form 10-Q

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million during each of the three months ended March 31, 2026 and 2025. The slight decrease of $21,000 in the current quarter over the comparable prior year quarter was largely attributed to lower legal costs of $0.1 million and lower professional fees of $0.1 million, offset by higher administrative payroll and stock-based compensation of $0.1 million and by sales and marketing costs of $0.1 million. Selling, general and administrative expenses included $0.3 million and $0.2 million of stock-based compensation during the three months ended March 31, 2026 and 2025, respectively.

Research and Development Expenses

Research and development expenses were $1.5 million during each of the three months ended March 31, 2026 and 2025. The slight decrease of $43,000 in the current period over the prior year period was attributed largely to the timing of product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain. Research and development expenses included $0.1 million of stock-based compensation during the each of the three months ended March 31, 2026 and 2025.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended March 31, 2026 was $8,000 compared to a $(0.4) million benefit during the three months ended March 31, 2025. The change was due primarily to fluctuations in our common stock fair value.

Other Income

Other income during the three months ended March 31, 2026 and 2025 related to interest income on our cash, cash equivalents and short-term investments in the amount of $23,000 and $19,000, respectively.

Comparison of the Six Months Ended March 31, 2026 and 2025

The following table sets forth the results of operations for the six months ended March 31, 2026 and 2025, respectively.

	For the Six Months Ended March 31, (unaudited)
	2026	2025	Period to Period Change
Product revenue	$5,283,820	$4,660,717	$623,103
Cost of product revenue	2,429,375	1,962,767	466,608
Product gross profit	2,854,445	2,697,950	156,495

License revenue	—	3,000,000	(3,000,000)

Operating expenses:
Selling, general and administrative	3,804,826	3,983,868	(179,042)
Research and development	2,857,770	2,682,891	174,879
Total operating expenses	6,662,596	6,666,759	(4,163)
Loss from operations	(3,808,151)	(968,809)	(2,839,342)
Fair value change in warrant liability	214,469	779,796	(565,327)
Financing costs	—	(324,738)	324,738
Other income	70,123	28,466	41,657
Loss before income taxes	(3,523,559)	(485,285)	(3,038,274)
Provision for income taxes	—	—	—
Net loss	$(3,523,559)	$(485,285)	$(3,038,274)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $5.3 million during the six months ended March 31, 2026 with a gross profit and gross profit percentage of $2.9 million and 54.0%, respectively. Product revenue was $4.7 million during the six months ended March 31, 2025 with a gross profit and gross profit percentage of $2.7 million and 57.9%, respectively. The decrease in gross profit percentage during the current period was largely due to higher product costs coupled with a slightly lower average selling price associated with the sales mix. Product revenue consisted of OneRF Products during the period presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately $75,000 in connection with our license agreements during each of the six months ended March 31, 2026 and 2025.

License Revenue

License revenue was $3.0 million for the six months ended March 31, 2025 related to the distribution license granted to Zimmer for the OneRF Product in the brain in October 2024. No license revenue was generated from the Amended and Restated Zimmer Development Agreement during the six months ended March 31, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.8 million for the six months ended March 31, 2026, compared to $4.0 million for the six months ended March 31, 2025. The $0.2 million decrease in the current six-month period compared to the comparable prior year period was primarily due to lower legal costs of $0.3 million and lower professional fees of $0.2 million, offset by higher administrative payroll of $0.2 million and marketing and sales costs of $0.1 million. Selling, general and administrative expenses included $0.5 million of stock-based compensation during each of the six months ended March 31, 2026 and 2025.

Research and Development Expenses

Research and development expenses were $2.9 million for the six months ended March 31, 2026, compared to $2.7 million for the six months ended March 31, 2025. The $0.2 million increase period over period was attributed to the timing development activities during the current six-month period when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain.. Research and development expenses included $0.2 million and $0.1 million of stock-based compensation during the six months ended March 31, 2026 and 2025, respectively.

NeuroOne Medical Technologies Corporation

Form 10-Q

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the six months ended March 31, 2026 was $(0.2) million benefit compared to a $(0.8) million benefit for the six months ended March 31, 2025. The change was due primarily to fluctuations in our common stock fair value.

Financing Costs

Financing costs during the six months ended March 31, 2025 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024. We did not incur any financing costs during the six months ended March 31, 2026.

Other Income

Other income during the six months ended March 31, 2026 and 2025 consisted of $70,000 and $28,000 related to interest income attributed to our cash and cash equivalents, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2026, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $2.8 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our agreement with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation and the Mayo Foundation for Medical Education and Research as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

March 2026 Private Placement

On March 1, 2026, we entered into the March 2026 Private Placement with a newly appointed officer of the Company, David Wambeke, to issue and sell 166,666 shares of our common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which we received gross proceeds in the amount of $670,400. Issuance costs in connection with the March 2026 Private Placement were nil.

NeuroOne Medical Technologies Corporation

Form 10-Q

April 2025 Financing

On April 4, 2025, we entered into an underwriting agreement with Ladenburg, relating to the issuance and sale of 2,666,666 shares of our common stock, at a price to the public of $3.00. In addition, under the terms of the underwriting agreement, we granted Ladenburg an option, exercisable for 45 days, to purchase up to an additional 400,000 shares of common stock on the same terms as the offering, which was exercised in full. Issuance costs in connection with the April 2025 Financing amounted to approximately $1.0 million which included a 7.0% commission to the Underwriter and legal and other expenses in the amount of $0.3 million. The Company received approximately $8.2 million in net proceeds.

August 2024 Private Placement

On August 1, 2024, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we, in a private placement, agreed to issue and sell an aggregate of (i) 490,741 shares of our Company’s common stock (the “Shares”), and (ii) warrants to purchase an aggregate of 368,052 shares of common stock (the “PIPE Warrants”) at a purchase price of $5.40 per unit, consisting of one share and a PIPE Warrant to purchase 0.75 shares of common stock, resulting in total gross proceeds of approximately $2.65 million before deducting expenses. The 2024 Private Placement closed on August 2, 2024. Issuance costs attributed to the 2024 Private Placement amounted to $0.2 million.

The PIPE Warrants are exercisable beginning on the date of issuance and had an initial exercise price of $7.14 per share, subject to adjustment. In April 2025, the exercise price was reset to $2.79 upon the close of the April 2025 Financing for all of the PIPE Warrants, except for the PIPE Warrants to purchase 3,472 shares of common stock issued to a director on our Board of Directors for which the exercise price was reset to $5.26 per share. The PIPE Warrants will expire on the third anniversary of the date of issuance.

In connection with the 2024 Private Placement, we agreed to file a registration statement with the SEC covering the resale of the Shares and the shares of common stock issuable upon exercise of the PIPE Warrants which became effective on September 13, 2024.

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM Program”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero, and on August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000. Through March 31, 2026, we have issued 924,081 shares of common stock under the ATM Program for gross proceeds in the amount of $8.0 million. We incurred issuance costs in connection with the ATM Program in the amount of $0.6 million through March 31, 2026.

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

As of March 31, 2026, we had cash and cash equivalents in the aggregate of approximately $2.8 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financing, through collaborations or partnerships with other companies, or other sources.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Six Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(4,444,546)	$151,905
Net cash used in investing activities	(79,270)	(27,587)
Net cash provided by (used in) financing activities	757,445	(264,109)
Net decrease in cash and cash equivalents	$(3,766,371)	$(139,791)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $4.4 million for the six months ended March 31, 2026, which consisted of a net loss of $3.5 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, a fair value change in warrant liability and operating lease expense, totaling approximately $0.7 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $1.6 million. The change in operating assets and liabilities consisted of an increase in our accounts receivable and prepaid expenses as well as of a decrease in our accounts payable and accrued expenses attributed to the timing of payments, partially offset by decrease in our inventory.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in investing activities

Net cash used in investing activities was $79,000 for the six months ended March 31, 2026 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities was $28,000 for the six months ended March 31, 2025 and consisted of outlays for purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $0.8 million for the six months ended March 31, 2026, which consisted of proceeds from a private placement in the amount of $0.7 million and from the exercise of warrants in the amount of $0.2 million. The proceeds were offset in part by issuance costs and by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million in the aggregate.

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

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 12 – Stockholders’ Equity” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weakness in our internal controls over financial reporting as discussed further below that were identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. Notwithstanding this material weakness, our management has concluded that the condensed financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2026, the Company entered into a securities purchase agreement with a newly appointed officer of the Company, David Wambeke, to issue and sell 166,666 shares of the Company’s common stock at a price per share equal to $4.022. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on April 14, 2026).

3.4	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024).

10.1	First Amendment to NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 3, 2026).

10.2*	Third Amendment to NeuroOne Medical Technologies Corporation 2021 Inducement Plan.

10.3*	Third Amendment to Offer Letter between Christopher Volker and the Registrant, dated April 28, 2026.

10.4	Transition and Release Agreement, by and between the Company and Ronald McClurg, dated April 28, 2026 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 30, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2026

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)