Form 10-Q/A
period 2026-03-31
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2026-06-12
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant’s common stock as of June 10, 2026 was 8,702,982.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Report”) amends the Quarterly Report on Form 10-Q of NeuroOne Medical Technologies Corporation (the “Company,” “we,” “our,” or “us”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Original Filing”). This Amended Report is being filed to restate the Company’s unaudited condensed financial statements and related disclosures for the three and six months ended March 31, 2026, as described in Note 2, “Restatement of Previously Issued Unaudited Condensed Financial Statements,” to the unaudited condensed financial statements included herein. Information that was not affected by the restatement is unchanged from the Original Filing.

Restatement Background.

Subsequent to filing the Original Filing, the Company identified errors in product revenue and cost of product revenue recognition related to modified purchase orders accounted for under ASC 606. The errors resulted from the duplication of product revenue and cost of product revenue recognized during the three months ended March 31, 2026.

As a result, revenue and gross profit was overstated by an aggregate amount of $529 thousand and $296 thousand, respectively, for the three and six months ended March 31, 2026. In addition, the accounts receivable was overstated by $529 thousand and inventory was understated by $233 thousand as a result of the errors.

Management evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were material to the previously issued interim financial statements as of and for the three and six months ended March 31, 2026. The errors did not result from intentional misconduct and were attributable to a process control deficiency in customer purchase order tracking.

The Company is implementing enhanced reconciliation and review controls designed to prevent similar errors in future reporting periods.

Items Amended.

The following items of the Original Filing have been amended and restated:

Part I, Item 1: Financial Statements (Unaudited) — including the condensed balance sheet as of March 31, 2026, the condensed statements of operations for the three and six months ended March 31, 2026, the condensed statements of stockholders’ equity for the three and six months ended March 31, 2026, the condensed statement of cash flows for the six months ended March 31, 2026, and the related notes to the unaudited condensed consolidated financial statements.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4: Controls and Procedures

Part II, Item 1A: Risk Factors

Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2 and 32).

Except as described above, no other items of the Original Filing have been amended. This Amended Report does not reflect events occurring after the date of the Original Filing or modify or update those disclosures in any way, other than as required to reflect the effects of the restatement. Accordingly, this Amended Report should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	March 31,
	2026 (As Restated)	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,804,011	$6,570,382
Accounts receivable	1,897,383	1,264,805
Inventory, net	2,099,415	2,226,805
Deferred offering costs	22,920	22,920
Prepaid expenses	283,716	141,372
Total current assets	7,107,445	10,226,284
Intangible assets, net	33,789	44,946
Right-of-use asset	196,775	255,195
Property and equipment, net	230,596	259,222
Total assets	$7,568,605	$10,785,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934,196	$1,010,369
Accrued expenses and other liabilities	755,258	1,292,714
Total current liabilities	1,689,454	2,303,083
Warrant liability	709,507	1,266,894
Operating lease liability, long term	92,361	143,148
Total liabilities	2,491,322	3,713,125

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,615,532 and 8,334,336 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively.	8,616	8,334
Additional paid-in capital	87,498,366	85,673,975
Accumulated deficit	(82,429,699)	(78,609,787)
Total stockholders’ equity	5,077,283	7,072,522
Total liabilities and stockholders’ equity	$7,568,605	$10,785,647

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026 (As Restated)	2025	2026 (As Restated)	2025
Product revenue	$1,862,050	$1,386,550	$4,754,685	$4,660,717
Cost of product revenue	871,786	615,489	2,196,593	1,962,767
Product gross profit	990,264	771,061	2,558,092	2,697,950

License revenue	-	-	-	3,000,000

Operating expenses:
Selling, general and administrative	1,919,371	1,940,414	3,804,826	3,983,868
Research and development	1,468,090	1,510,663	2,857,770	2,682,891
Total operating expenses	3,387,461	3,451,077	6,662,596	6,666,759
Loss from operations	(2,397,197)	(2,680,016)	(4,104,504)	(968,809)
Fair value change in warrant liability	(8,271)	390,351	214,469	779,796
Financing costs	-	-	-	(324,738)
Other income	23,446	19,058	70,123	28,466
Loss before income taxes	(2,382,022)	(2,270,607)	(3,819,912)	(485,285)
Provision for income taxes	-	-	-	-
Net loss	$(2,382,022)	$(2,270,607)	$(3,819,912)	$(485,285)

Net loss per share (Note 1):
Basic	$(0.28)	$(0.44)	$(0.45)	$(0.09)
Diluted	$(0.28)	$(0.44)	$(0.47)	$(0.09)
Number of shares used in per share calculations (Note 1):
Basic	8,484,926	5,185,075	8,436,158	5,161,971
Diluted	8,484,926	5,185,075	8,554,213	5,161,971

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	5,135,861	$5,136	$75,821,290	$(75,004,413)	$822,013
Stock-based compensation	-	-	339,224	-	339,224
Issuance of common stock upon vesting of restricted stock units	6,295	6	(6)	-	-
Share repurchases for the payment of employee taxes	(2,075)	(2)	(11,265)	-	(11,267)
Net income	-	-	-	1,785,322	1,785,322
Balance at December 31, 2024	5,140,081	5,140	76,149,243	(73,219,091)	2,935,292

Issuance of common stock attributed to equity financings	59,314	59	413,978	-	414,037
Issuance costs related to equity financings	-	-	(95,929)	-	(95,929)
Stock-based compensation	-	-	250,170	-	250,170
Issuance of common stock upon vesting of restricted stock units	47,017	47	(47)	-	-
Share repurchases for the payment of employee taxes	(15,719)	(15)	(107,090)	-	(107,105)
Net loss	-	-	-	(2,270,607)	(2,270,607)
Balance at March 31, 2025	5,230,693	$5,231	$76,610,325	$(75,489,698)	$1,125,858

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Capital	(As Restated)	(As Restated)
Balance at September 30, 2025	8,334,336	$8,334	$85,673,975	$(78,609,787)	$7,072,522
Stock-based compensation	-	-	359,255	-	359,255
Exercise of warrants	62,500	63	411,607	-	411,670
Issuance of common stock upon vesting of restricted stock units	5,959	6	(6)	-	-
Share repurchases for the payment of employee taxes	(680)	(1)	(3,631)	-	(3,632)
Net loss	-	-	-	(1,437,890)	(1,437,890)
Balance at December 31, 2025	8,402,115	8,402	86,441,200	(80,047,677)	6,401,925
Issuance of common stock attributed to equity financings	166,666	167	670,233	-	670,400
Stock-based compensation	-	-	342,135	-	342,135
Exercise of warrants	14,470	15	105,607	-	105,622
Issuance of common stock upon vesting of restricted stock units	47,069	47	(47)	-	-
Share repurchases for the payment of employee taxes	(14,788)	(15)	(60,762)	-	(60,777)
Net loss (as restated)	-	-	-	(2,382,022)	(2,382,022)
Balance at March 31, 2026 (as restated)	8,615,532	$8,616	$87,498,366	$(82,429,699)	$5,077,283

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended March 31,
	2026 (As Restated)	2025
Operating activities
Net loss	$(3,819,912)	$(485,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	125,552	130,761
Stock-based compensation	701,390	589,394
Amortization of deferred offering costs	-	192,647
Non-cash lease expense	58,420	55,156
Fair value change in warrant liability	(214,469)	(779,796)
Debt termination costs reclassed to financing activities	-	132,091
Change in assets and liabilities:
Accounts receivable	(632,578)	(142,144)
Inventory	127,390	800,546
Prepaid expenses	(142,344)	8,394
Accounts payable	(59,752)	80,885
Accrued expenses, operating leases and other liabilities	(588,243)	(430,744)
Net cash (used in) provided by operating activities	(4,444,546)	151,905
Investing activities
Purchase of property and equipment	(79,270)	(27,587)
Net cash used in investing activities	(79,270)	(27,587)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	670,400	414,037
Issuance costs related to equity financings	-	(261,832)
Financing costs in connection with debt facility	-	(297,942)
Deferred issuance costs in connection with at-the-market offering program	(22,920)	-
Exercise of warrants	174,374	-
Share repurchases for the payment of employee taxes	(64,409)	(118,372)
Net cash provided by (used in) financing activities	757,445	(264,109)
Net decrease in cash and cash equivalents	(3,766,371)	(139,791)
Cash and cash equivalents at beginning of period	6,570,382	1,460,042
Cash and cash equivalents at end of period	$2,804,011	$1,320,251

Supplemental non-cash financing and investing transactions:
Change in unpaid issuance costs	$22,920	$72,377
Modification of right-of-use asset and associated lease liability	$-	$111,898
Purchased property and equipment in accounts payable	$6,499	$10,026
Cashless exercise of warrants	$87,188	$-
Reclass of warrant liability to equity upon exercise	$342,918	$-

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 1 - Description of Business and Basis of Presentation

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

NOTE 2 - Restatement of Previously Issued Unaudited Condensed Financial Statements

The unaudited condensed financial statements as of March 31, 2026 and for the three and six months ended March 31, 2026 have been restated to reflect the correction of misstatements. The Company also restated all amounts impacted within the notes to the financial statements. A description of the adjustments and their impact on the previously issued unaudited condensed financial statements are included below. The error was identified after a customer questioned the validity of certain invoices related to product shipments made on March 31, 2026. Management’s subsequent review of the related purchase orders, order modifications, packing slips, and invoices determined that revenue and cost of product revenue had been recognized for certain invoices that should have been cancelled under the modified customer order arrangement.

Nature of the Errors

The errors resulted in an overstatement of product revenue of $0.5 million and a corresponding overstatement of accounts receivable of $0.5 million as well as an overstatement of cost of product revenue of $0.2 million and a corresponding understatement of inventory of $0.2 million in the periods presented. The net overstatement was $0.3 million for the three and six months ended March 31, 2026. These errors did not affect the Company’s cash or cash flows from operations, and did not involve any intentional misconduct by the Company, its management, or its employees.

In accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, the Company is restating the previously issued unaudited condensed balance sheet, statement of operations, stockholders’ equity, and cash flows to reflect the effects of the misstatements.

Impact of the Restatement

The following tables summarize the impact of the restatement on the Company’s previously issued unaudited condensed financial statements:

Condensed Balance Sheet as of March 31, 2026 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Accounts receivable	$2,426,518	$(529,135)	$1,897,383
Inventory, net	$1,866,633	$232,782	$2,099,415
Total current assets	$7,403,798	$(296,353)	$7,107,445
Total assets	$7,864,958	$(296,353)	$7,568,605
Accumulated deficit	$(82,133,346)	$(296,353)	$(82,429,699)
Total stockholders’ equity	$5,373,636	$(296,353)	$5,077,283
Total liabilities and stockholders’ equity	$7,864,958	$(296,353)	$7,568,605

Condensed Statement of Operations - Three Months Ended March 31, 2026 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Product revenue	$2,391,185	$(529,135)	$1,862,050
Cost of product revenue	$1,104,568	$(232,782)	$871,786
Product gross profit	$1,286,617	$(296,353)	$990,264
Loss from operations	$(2,100,844)	$(296,353)	$(2,397,197)
Loss before income taxes	$(2,085,669)	$(296,353)	$(2,382,022)
Net loss	$(2,085,669)	$(296,353)	$(2,382,022)
Net loss per share, basic and diluted	$(0.25)	$(0.03)	$(0.28)

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

Condensed Statement of Stockholders’ Equity - Three Months Ended March 31, 2026 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(2,085,669)	$(296,353)	$(2,382,022)
Accumulated deficit	$(82,133,346)	$(296,353)	$(82,429,699)
Total stockholders’ equity	$5,373,636	$(296,353)	$5,077,283

Condensed Statement of Operations - Six Months Ended March 31, 2026 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Product revenue	$5,283,820	$(529,135)	$4,754,685
Cost of product revenue	$2,429,375	$(232,782)	$2,196,593
Product gross profit	$2,854,445	$(296,353)	$2,558,092
Loss from operations	$(3,808,151)	$(296,353)	$(4,104,504)
Loss before income taxes	$(3,523,559)	$(296,353)	$(3,819,912)
Net loss	$(3,523,559)	$(296,353)	$(3,819,912)
Net loss per share, basic	$(0.42)	$(0.03)	$(0.45)
Net loss per share, diluted	$(0.44)	$(0.03)	$(0.47)

Condensed Statement of Cash Flows - Six Months Ended March 31, 2026 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(3,523,559)	$(296,353)	$(3,819,912)
Accounts receivable	$(1,161,713)	$529,135	$(632,578)
Inventory	$360,172	$(232,782)	$127,390
Net cash used in operating activities	$(4,444,546)	$-	$(4,444,546)

NOTE 3 - Going Concern (As Restated)

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $82.4 million as of March 31, 2026. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company’s ability to continue as a going concern. As of March 31, 2026, the Company had $2.8 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the distribution agreement with Zimmer (See “Note 8 - Zimmer Distribution Agreement and Other Product Revenue”) and forecasted operating expense reductions, will be sufficient to fund the Company’s operations through September 2026. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

NOTE 4 - Summary of Significant Accounting Policies (As Restated)

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment. See “Note 15 - Segment Reporting”.

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

Revenue Recognition

The Company entered into a development and distribution agreement which has current and future revenue recognition implications. See “Note 8 - Zimmer Distribution Agreement and Other Product Revenue.”

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

Warrant Liability

The Company issued warrants in connection with its 2024 Private Placement. See “Note 13- Stockholders’ Equity”. The Company accounts for these warrants as a liability at fair value when warrant pricing protection provisions are not available to other common stockholders. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as a financing cost in the accompanying condensed statements of operations. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period when pricing protections remain in place. Any future change in the fair value of the warrant liability is recognized in the condensed statements of operations under the fair value change in warrant liability line item.

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

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$709,507	$-	$-	$709,507
Total liabilities at fair value	$709,507	$-	$-	$709,507

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,266,894	$-	$-	$1,266,894
Total liabilities at fair value	$1,266,894	$-	$-	$1,266,894

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended March 31, 2026 and 2025, respectively.

	2026	2025
Warrant liability
Balance as of beginning of Period	$1,266,894	$2,140,315
Change in fair value of warrant liability	(214,469)	(779,796)
Exercise	(342,918)	-
Balance as of end of period	$709,507	$1,360,519

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

Accounts Receivable and Allowances for Credit Losses

The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonably supportable forecasts. In estimating the allowance for credit losses, the Company considers, among other factors, the estimate of credit losses over the remaining expected life of the asset, primarily using historical experience and current economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, compensation costs related to equity instruments granted are recognized at the grant-date fair value over the requisite service period. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718.

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

Net Loss Per Share (As Restated)

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The table below presents the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026 (As Restated)	2025	2026 (As Restated)	2025
Basic:
Net loss available to common stockholders - basic	$(2,382,022)	$(2,270,607)	$(3,819,912)	$(485,285)
Weighted average common shares outstanding - basic	8,484,926	5,185,075	8,436,158	5,161,971
Loss per share - basic	$(0.28)	$(0.44)	$(0.45)	$(0.09)

Diluted (1):
Net loss available to common stockholders - diluted	$(2,382,022)	$(2,270,607)	$(4,031,518)	$(485,285)
Weighted average common shares outstanding - diluted	8,484,926	5,185,075	8,554,213	5,161,971
Loss per share - diluted	$(0.28)	$(0.44)	$(0.47)	$(0.09)

(1)	For the three and six months ended March 31, 2025, no adjustment was made to the numerator and no incremental shares were added to the denominator for the PIPE Warrants being accounted for as a derivative liability as the PIPE Warrants were out-of-the-money during these periods. See “Note 13 - Stockholders’ Equity”.

The following table presents the computation of weighted average common shares considered in the computation of diluted net loss per share during the three and six months ended March 31,

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Denominator (weighted average shares)
Basic common shares outstanding	8,484,926	5,185,075	8,436,158	5,161,971
Dilutive stock options	-	-	-	-
Dilutive restricted stock units	-	-	-	-
Dilutive warrants	-	-	118,055	-
Diluted common shares outstanding	8,484,926	5,185,075	8,554,213	5,161,971

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

NOTE 5 - Commitments and Contingencies

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

Supplemental cash flow information related to the operating leases was as follows:

	For the six months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$68,535	$71,164

Right-of-use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$-	$111,898

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2026	As of September 30, 2025

Right-of-use assets	$196,775	$255,195

Lease liabilities	$206,973	$266,806

Weighted average remaining lease term (years)	1.9	2.3
Weighted average discount rate	7.2%	7.2%

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

NOTE 6 - Supplemental Balance Sheet Information (As Restated)

Inventory (As Restated)

Inventory consisted of the following as of:

	March 31, 2026 (As Restated)	September 30, 2025
Component inventory	$1,085,758	$871,492
Work-in-process	292,314	130,100
Finished goods	721,343	1,225,213
Total	$2,099,415	$2,226,805

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

NOTE 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of March 31, 2026	As of September 30, 2025
Accrued payroll	$603,146	$1,055,121
Operating lease liability, short term	114,612	123,658
Royalty payments	37,500	112,500
Other	-	1,435
Total	$755,258	$1,292,714

NOTE 8 - Zimmer Distribution Agreement and Other Product Revenue (As Restated)

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

The Company and Zimmer previously entered into an Exclusive Development and Distribution Agreement related to the sEEG and Strip/Grid Product Systems, which was subsequently amended a couple of times through August 2, 2022 (the “EDDA”). The EDDA executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, the Company and Zimmer agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Product Revenue (As Restated)

Product revenue recognized during the three and six months ended March 31, 2026 was $1,862,050 and $4,754,685, respectively, and was comprised of sales of OneRF Products.

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

NOTE 9 - Stock-Based Compensation

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

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2025 Plan may not exceed (1) 500,000 and (2) any shares subject to outstanding stock awards under the 2017 Plan that are forfeited or otherwise returned to the share reserve. See “Note 16 - Subsequent Events”.

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

NOTE 10 - Concentrations

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

NOTE 11 - Income Taxes

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

NOTE 12 - Debt Financing

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

NOTE 13 - Stockholders’ Equity

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

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding at September 30, 2025	1,149,323	$2.79-33.66	$21.92	0.96
Issued	-	$-	$-	-
Exercised (1)	(93,750)	$2.79	$2.79	-
Expired	(694,462)	$31.50	$31.50	-
Outstanding at March 31, 2026	361,111	$2.79-33.66	$8.47	1.52
Outstanding and exercisable at March 31, 2026	361,111	$2.79-33.66	$8.47	1.52

(1)	16,780 of the shares exercised were withheld in connection with a cashless exercise.

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

NOTE 14 - Defined Contribution Plan

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

NOTE 15 - Segment Reporting (As Restated)

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements

(unaudited)

The statements of operations below are inclusive of the significant expense categories regularly reviewed by the CODM for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026 (As Restated)	2025	2026 (As Restated)	2025
Product revenue	$1,862,050	$1,386,550	$4,754,685	$4,660,717
Cost of product revenue	871,786	615,489	2,196,593	1,962,767
Product gross profit	990,264	771,061	2,558,092	2,697,950

License revenue	-	-	-	3,000,000

Operating expenses:
General and administrative	1,503,576	1,581,895	2,957,792	3,236,261
Sales	199,136	157,436	373,293	362,352
Marketing	216,659	201,083	473,741	385,255
Development	1,310,388	1,337,781	2,554,705	2,339,967
Quality assurance	157,702	172,882	303,065	342,924
Total operating expenses	3,387,461	3,451,077	6,662,596	6,666,759
Loss from operations	(2,397,197)	(2,680,016)	(4,104,504)	(968,809)
Fair value change in warrant liability	(8,271)	390,351	214,469	779,796
Financing costs	-	-	-	(324,738)
Other income	23,446	19,058	70,123	28,466
Loss before income taxes	(2,382,022)	(2,270,607)	(3,819,912)	(485,285)
Provision for income taxes	-	-	-	-
Net loss	$(2,382,022)	$(2,270,607)	$(3,819,912)	$(485,285)

NOTE 16 - Subsequent Events

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our cortical strip and grid electrode technology, and our OneRF ablation system;

●	our ability to successfully commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	The restatement of our financial statements;

●	The material weaknesses in our internal controls over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	the clinical utility of our cortical strip, grid and depth electrode, RF ablation system, and technology under development;

●	our ability to develop additional applications of our cortical strip, grid and depth electrode technology with the benefits we hope to offer as compared to existing technology, or at all;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”);

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes;

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our cortical strip, grid electrode and depth electrode and RF ablation technology;

●	our ability to develop future generations of our cortical strip, grid and depth electrode technology;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our cortical strip, grid and depth electrode technology;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our expectations about the willingness of healthcare providers to recommend our cortical strip, grid and depth electrode and RF ablation technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our cortical strip, grid and depth electrode technology under including technology under development;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed financial statements, as more fully described in Note 2 “Restatement of Previously Issued Unaudited Condensed Financial Statements.”

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

NeuroOne Medical Technologies Corporation

Form 10-Q

We have largely incurred losses since inception. As of March 31, 2026, we had an accumulated deficit of $82.4 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

Prior to FDA clearance of certain of our products, our main sources of cash, cash equivalents and short-term investments were proceeds from the issuances of notes, common stock, warrants and unsecured loans. See “Liquidity and Capital Resources-Capital Resources” below. While we have begun to generate revenue from the sale of our Evo Cortical, Evo sEEG, OneRF Ablation System, and OneRF TN Ablation System, and through milestone and other payments from our current collaboration and distribution arrangement with Zimmer, we expect to continue to incur significant expenses and may incur increasing operating and net losses for the foreseeable future until we generate a higher level of revenue from commercial sales.

We may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our cortical strip, grid electrode and depth electrode technology and future products and our ability to pursue our business strategy. See “Liquidity and Capital Resources-Liquidity Outlook” below.

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

Nasdaq Minimum Bid Price Notification

On May 6, 2025, we received a letter from the Listing Qualifications Department of Nasdaq Stock Market (“Nasdaq”) notifying us that because the closing bid price of our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until November 3, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

License Revenue

The Company determined that the RF Distribution License granted under the Zimmer Amended and Restated Distribution Agreement represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Ablation System in the brain. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the three months ended December 31, 2024 was $3.0 million. For further discussion about the determination of license revenue, product revenue and cost of product revenue, and for a discussion of milestones and royalty payments under the Zimmer Amended and Restated Distribution Agreement, see “-Liquidity and Capital Resources-Liquidity Outlook” below and see “Note 8 - Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report.

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

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations (As Restated)

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of operations for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31, (unaudited)
	2026 (As Restated)	2025	Period to Period Change (As Restated)
Product revenue	$1,862,050	$1,386,550	$475,500
Cost of product revenue	871,786	615,489	256,297
Product gross profit	990,264	771,061	219,203

Operating expenses:
Selling, general and administrative	1,919,371	1,940,414	(21,043)
Research and development	1,468,090	1,510,663	(42,573)
Total operating expenses	3,387,461	3,451,077	(63,616)
Loss from operations	(2,397,197)	(2,680,016)	282,819
Fair value change in warrant liability	(8,271)	390,351	(398,622)
Other income	23,446	19,058	4,388
Loss before income taxes	(2,382,022)	(2,270,607)	(111,415)
Provision for income taxes	-	-	-
Net loss	$(2,382,022)	$(2,270,607)	$(111,415)

Product Revenue and Product Gross Profit

Product revenue was $1.9 million during the three months ended March 31, 2026 with a gross profit and gross profit percentage of $1.0 million and 53.2%, respectively. Product revenue was $1.4 million during the three months ended March 31, 2025 with a gross profit and gross profit percentage of $0.8 million and 55.6%, respectively. The decrease in gross profit percentage during the current period was largely due to higher component costs in the current period coupled with a slightly lower average selling price attributed to a change in sales mix. Product revenue consisted of OneRF Products related sales during the periods presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately $38,000 in connection with our license agreements during each of the three months ended March 31, 2026 and 2025.

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

Research and Development Expenses

Research and development expenses were $1.5 million during each of the three months ended March 31, 2026 and 2025. The slight decrease of $43,000 in the current period over the prior year period was attributed largely to the timing of product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain. Research and development expenses included $0.1 million of stock-based compensation during each of the three months ended March 31, 2026 and 2025.

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

Comparison of the Six Months Ended March 31, 2026 and 2025

The following table sets forth the results of operations for the six months ended March 31, 2026 and 2025, respectively.

	For the Six Months Ended March 31, (unaudited) (As Restated)
	2026 (As Restated)	2025	Period to Period Change (As Restated)
Product revenue	$4,754,685	$4,660,717	$93,968
Cost of product revenue	2,196,593	1,962,767	233,826
Product gross profit	2,558,092	2,697,950	(139,858)

License revenue	-	3,000,000	(3,000,000)

Operating expenses:
Selling, general and administrative	3,804,826	3,983,868	(179,042)
Research and development	2,857,770	2,682,891	174,879
Total operating expenses	6,662,596	6,666,759	(4,163)
Loss from operations	(4,104,504)	(968,809)	(3,135,695)
Fair value change in warrant liability	214,469	779,796	(565,327)
Financing costs	-	(324,738)	324,738
Other income	70,123	28,466	41,657
Loss before income taxes	(3,819,912)	(485,285)	(3,334,627)
Provision for income taxes	-	-	-
Net loss	$(3,819,912)	$(485,285)	$(3,334,627)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $4.8 million during the six months ended March 31, 2026 with a gross profit and gross profit percentage of $2.6 million and 53.8%, respectively. Product revenue was $4.7 million during the six months ended March 31, 2025 with a gross profit and gross profit percentage of $2.7 million and 57.9%, respectively. The decrease in gross profit percentage during the current period was largely due to higher product costs coupled with a slightly lower average selling price associated with the sales mix. Product revenue consisted of OneRF Products during the period presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately $75,000 in connection with our license agreements during each of the six months ended March 31, 2026 and 2025.

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

Research and Development Expenses

Research and development expenses were $2.9 million for the six months ended March 31, 2026, compared to $2.7 million for the six months ended March 31, 2025. The $0.2 million increase period over period was attributed to the timing of development activities during the current six-month period when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain.. Research and development expenses included $0.2 million and $0.1 million of stock-based compensation during the six months ended March 31, 2026 and 2025, respectively.

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

Liquidity and Capital Resources (As Restated)

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing product development and commercialization operations and our milestone and royalty obligations under our intellectual property licenses with WARF and Mayo. See “Item 1-Business-Clinical Development and Regulatory Pathway-Clinical Experience, Future Development and Clinical Trial Plans” in our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Under the Amended and Restated License and Development Agreement with Mayo (the “Mayo Development Agreement”), we have agreed to pay Mayo a royalty equal to a single-digit percentage of certain of our product sales pursuant to the Mayo Development Agreement. See “Note 5 - Commitments and Contingencies” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report for more information about the WARF License and the Mayo Development Agreement.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments include operating leases and contracted services. Refer to “Note 5 - Commitments and Contingencies” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report for further detail of our lease obligations and the timing of expected future payments. Contracted services include agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll services, equipment maintenance services, and audits for periods up to fiscal year 2028.

We expect to satisfy our short-term and long-term obligations through cash on hand and revenue from commercial sales to cover expenses.

Liquidity Outlook

For a discussion of potential fee payments under the Amended and Restated Zimmer Development Agreement, see “Note 8 - Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Ablation System are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.  In October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer (“Zimmer Distribution Agreement”) to provide Zimmer with the exclusive right and license to distribute our OneRF Ablation System in the brain for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

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

Net cash (used in) provided by operating activities

Net cash used in operating activities was $4.4 million for the six months ended March 31, 2026, which consisted of a net loss of $3.8 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, a fair value change in warrant liability and operating lease expense, totaling approximately $0.7 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $1.3 million. The change in operating assets and liabilities consisted of an increase in our accounts receivable and prepaid expenses as well as of a decrease in our accounts payable and accrued expenses attributed to the timing of payments, partially offset by decrease in our inventory.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 4 - “Summary of Significant Accounting Policies” to our condensed financial statements in “Part 1, Item 1 - Financial Statements” of this Report.

Of these policies, the following are considered critical to an understanding of our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report as they require the application of the most subjective and the most complex judgments:

Revenues:

For discussion about the determination of license revenue and product revenue, see “Note 8 - Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

Fair Value of Warrant liability

We issued warrants in connection with our August 2024 Private Placement. The warrants were classified as a liability on our balance sheet and were recorded at fair value as certain provisions precluded equity accounting treatment for these instruments. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the warrants. For discussions about the application of fair value associated with the warrants, see “Note 13 - Stockholders’ Equity” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report.

Recent Accounting Pronouncements

Refer to “Note 4 - Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 - Financial Statements” of this Report for a discussion of recently issued accounting pronouncements.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures

At the time our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 was filed on May 12, 2026 (the “Original Filing”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting. As described in Note 2, subsequent to the date of the Original Filing, errors were identified in the Company’s revenue recognition for certain product revenue shipments, resulting in the restatement of the Company’s previously issued unaudited condensed financial statements for the three and six months ended March 31, 2026.

In connection with the filing of this Form 10-Q/A, we have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weakness in our internal controls over financial reporting as discussed further below that were identified in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 and the additional material weakness that existed as of March 31, 2026 as discussed in more detail below.

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

In addition, the restatement of our condensed consolidated financial statements for the three and six months ended March 31, 2026 identified a further material weakness related to ineffective controls over revenue recognition, specifically with respect to: (i) the review of customer purchase order modifications and related shipping documentation, and (ii) the reconciliation of shipments.

Remediation Plans

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Enhancing reconciliation procedures between shipping records, billing, and recorded revenue to confirm completeness and accuracy of revenue recognized;

●	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

●	Segregating key functions within our financial processes supporting our internal controls over financial reporting; and

●	Continuing to enhance and formalize our accounting, business operations, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

As of the end of the reporting period, these material weaknesses had not been remediated. Accordingly, management concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management has identified certain internal control deficiencies, which management believes constitute material weaknesses. Our failure to establish and maintain an effective system of internal controls has caused, and could continue to cause material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common stock.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2025 concluded that our controls were not effective, due to a material weakness resulting from an ineffective overall control environment. The material weakness stems primarily from our small size and includes the inability to maintain appropriate segregation of duties. In addition, the restatement of our unaudited condensed financial statements for the three months ended March 31, 2026 identified a further material weakness related to ineffective controls over revenue recognition, specifically with respect to the review of customer purchase order modifications and related shipping documentation.

Such shortcomings could have an adverse effect on our business and financial results. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations concerning controls and procedures could have a material effect on our business, results of operations and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on March 31, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on April 14, 2026).

3.4	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on June 21, 2024).

10.1	First Amendment to NeuroOne Medical Technologies Corporation 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 3, 2026).

10.2	Third Amendment to NeuroOne Medical Technologies Corporation 2021 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2026).

10.3	Third Amendment to Offer Letter between Christopher Volker and the Registrant, dated April 28, 2026 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2026).

10.4	Transition and Release Agreement, by and between the Company and Ronald McClurg, dated April 28, 2026 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on April 30, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2026

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald McClurg
Ronald McClurg
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)