Form 10-Q
period 2026-06-30
NEUROONE MEDICAL TECHNOLOGIES Corp
filed 2026-08-13
CIK 1500198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of August 11, 2026 was 9,105,763.

NEUROONE MEDICAL TECHNOLOGIES CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroOne Medical Technologies Corporation

Condensed Balance Sheets

	As of
	June 30,	September 30,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,047,596	$6,570,382
Accounts receivable	1,098,965	1,264,805
Inventory, net	2,290,254	2,226,805
Deferred offering costs	33,046	22,920
Prepaid expenses	318,940	141,372
Total current assets	5,788,801	10,226,284
Intangible assets, net	28,210	44,946
Right-of-use asset	166,751	255,195
Property and equipment, net	202,333	259,222
Total assets	$6,186,095	$10,785,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$905,716	$1,010,369
Accrued expenses and other liabilities	1,135,711	1,292,714
Total current liabilities	2,041,427	2,303,083
Warrant liability	303,805	1,266,894
Operating lease liability, long term	73,320	143,148
Total liabilities	2,418,552	3,713,125

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,702,982 and 8,334,336 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively.	8,703	8,334
Additional paid–in capital	88,194,870	85,673,975
Accumulated deficit	(84,436,030)	(78,609,787)
Total stockholders’ equity	3,767,543	7,072,522
Total liabilities and stockholders’ equity	$6,186,095	$10,785,647

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$1,973,105	$1,696,050	$6,727,790	$6,356,767
Cost of product revenue	790,496	781,215	2,987,089	2,743,982
Product gross profit	1,182,609	914,835	3,740,701	3,612,785

License revenue	—	—	—	3,000,000

Operating expenses:
Selling, general and administrative	2,181,768	1,618,950	5,986,594	5,602,818
Research and development	1,425,153	1,182,485	4,282,923	3,865,376
Total operating expenses	3,606,921	2,801,435	10,269,517	9,468,194
Loss from operations	(2,424,312)	(1,886,600)	(6,528,816)	(2,855,409)
Fair value change in warrant liability	405,702	319,625	620,171	1,099,421
Financing costs	—	(9,325)	—	(334,063)
Other income	12,279	75,432	82,402	103,898
Loss before income taxes	(2,006,331)	(1,500,868)	(5,826,243)	(1,986,153)
Provision for income taxes	—	—	—	—
Net loss	$(2,006,331)	$(1,500,868)	$(5,826,243)	$(1,986,153)

Net loss per share (Note 3):
Basic	$(0.23)	$(0.19)	$(0.68)	$(0.32)
Diluted	$(0.28)	$(0.19)	$(0.75)	$(0.32)
Number of shares used in per share calculations (Note 3):
Basic	8,661,624	8,100,603	8,511,313	6,141,509
Diluted	8,739,505	8,100,603	8,621,075	6,141,509

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2025	8,334,336	$8,334	$85,673,975	$(78,609,787)	$7,072,522
Stock-based compensation	—	—	359,255	—	359,255
Exercise of warrants	62,500	63	411,607	—	411,670
Issuance of common stock upon vesting of restricted stock units	5,959	6	(6)	—	—
Share repurchases for the payment of employee taxes	(680)	(1)	(3,631)	—	(3,632)
Net loss	—	—	—	(1,437,890)	(1,437,890)
Balance at December 31, 2025	8,402,115	8,402	86,441,200	(80,047,677)	6,401,925
Issuance of common stock attributed to equity financings	166,666	167	670,233		670,400
Stock-based compensation	—	—	342,135	—	342,135
Exercise of warrants	14,470	15	105,607	—	105,622
Issuance of common stock upon vesting of restricted stock units	47,069	47	(47)	—	—
Share repurchases for the payment of employee taxes	(14,788)	(15)	(60,762)	—	(60,777)
Net loss	—	—	—	(2,382,022)	(2,382,022)
Balance at March 31, 2026	8,615,532	8,616	87,498,366	(82,429,699)	5,077,283
Issuance of common stock attributed to equity financings	80,671	81	358,905	—	358,986
Issuance costs related to equity financing	—	—	(11,996)	—	(11,996)
Stock-based compensation	—	—	352,777	—	352,777
Issuance of common stock upon vesting of restricted stock units	8,955	9	(9)	—	—
Share repurchases for the payment of employee taxes	(4,085)	(4)	(3,172)	—	(3,176)
Reverse stock split adjustment	1,909	1	(1)	—	—
Net loss	—	—	—	(2,006,331)	(2,006,331)
Balance at June 30, 2026	8,702,982	$8,703	$88,194,870	$(84,436,030)	$3,767,543

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2024	5,135,861	$5,136	$75,821,290	$(75,004,413)	$822,013
Stock-based compensation	—	—	339,224	—	339,224
Issuance of common stock upon vesting of restricted stock units	6,295	6	(6)	—	—
Share repurchases for the payment of employee taxes	(2,075)	(2)	(11,265)	—	(11,267)
Net income	—	—	—	1,785,322	1,785,322
Balance at December 31, 2024	5,140,081	5,140	76,149,243	(73,219,091)	2,935,292
Issuance of common stock attributed to equity financings	59,314	59	413,978	—	414,037
Issuance costs related to equity financings	—	—	(95,929)	—	(95,929)
Stock-based compensation	—	—	250,170	—	250,170
Issuance of common stock upon vesting of restricted stock units	47,017	47	(47)	—	—
Share repurchases for the payment of employee taxes	(15,719)	(15)	(107,090)	—	(107,105)
Net loss	—	—	—	(2,270,607)	(2,270,607)
Balance at March 31, 2025	5,230,693	5,231	76,610,325	(75,489,698)	1,125,858
Issuance of common stock attributed to equity financing	3,066,666	3,067	9,196,933	—	9,200,000
Issuance costs related to equity financing	—	—	(960,717)	—	(960,717)
Stock-based compensation	—	—	316,654	—	316,654
Issuance of common stock upon vesting of restricted stock units	7,220	7	(7)	—	—
Share repurchases for the payment of employee taxes	(680)	(1)	(3,473)	—	(3,474)
Net loss	—	—	—	(1,500,868)	(1,500,868)
Balance at June 30, 2025	8,303,899	$8,304	$85,159,715	$(76,990,566)	$8,177,453

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(5,826,243)	$(1,986,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	172,554	197,355
Stock-based compensation	1,054,167	906,048
Valuation adjustments for excess or obsolete inventory	1,000	7,500
Amortization of deferred offering costs	—	192,647
Non-cash lease expense	88,444	83,187
Fair value change in warrant liability	(620,171)	(1,099,421)
Debt termination costs reclassed to financing activities	—	141,416
Change in assets and liabilities:
Accounts receivable	165,840	176,636
Inventory	(64,449)	729,952
Prepaid expenses	(177,568)	(16,902)
Accounts payable	(93,078)	(286,960)
Accrued expenses, operating leases and other liabilities	(226,831)	(356,905)
Net cash used in operating activities	(5,526,335)	(1,311,600)
Investing activities
Purchase of property and equipment	(98,929)	(71,135)
Net cash used in investing activities	(98,929)	(71,135)
Financing activities
Proceeds from issuance of common stock attributed to equity financings	1,029,386	9,614,037
Issuance costs related to equity financings	(10,777)	(1,231,873)
Financing costs in connection with debt facility	—	(297,942)
Deferred issuance costs in connection with at-the-market offering program	(22,920)	—
Exercise of warrants	174,374	—
Share repurchases for the payment of employee taxes	(67,585)	(121,846)
Net cash provided by financing activities	1,102,478	7,962,376
Net (decrease) increase in cash and cash equivalents	(4,522,786)	6,579,641
Cash and cash equivalents at beginning of period	6,570,382	1,460,042
Cash and cash equivalents at end of period	$2,047,596	$8,039,683

Supplemental non-cash financing and investing transactions:
Change in unpaid issuance costs	$11,575	$—
Modification of right-of-use asset and associated lease liability	$—	$111,898
Purchased property and equipment in accounts payable	$—	$7,228
Cashless exercise of warrants	$87,188	$—
Reclass of warrant liability to equity upon exercise	$342,918	$—
Amortization of deferred offering costs related to equity financings	$1,219	$—

See accompanying notes to condensed financial statements

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

NeuroOne Medical Technologies Corporation (the “Company” or “NeuroOne”), a Delaware corporation, is a medical technology company focused on the development and commercialization of thin film electrode for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”) recording, monitoring, ablation and stimulation solutions to diagnose and treat patients with epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs or gene therapy while being able to record activity before, during, and after delivery.

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

Notes to Condensed Financial Statements (Unaudited)

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

Reverse Stock Split

On April 14, 2026, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended and/or restated from time to time, to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Reverse Stock Split”). Trading of the common stock on The Nasdaq Capital Market commenced on a split-adjusted basis at market open on April 16, 2026. All share and per-share amounts, and related equity amounts as applicable in the condensed financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

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

NOTE 2 – Going Concern

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $84.4 million as of June 30, 2026. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities which previously resulted in substantial doubt regarding the Company’s ability to continue as a going concern. As of June 30, 2026, the Company had $2.0 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents, including cash received through the ATM Program subsequent to June 30, 2026, coupled with the anticipated increase in product revenues from minimum purchases and improved gross margins under the distribution agreement with Zimmer (See “Note 7– Zimmer Distribution Agreement and Other Product Revenue”) and forecasted operating expense reductions, will be sufficient to fund the Company’s operations into January 2027. The raising of additional funds is not solely within the control of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

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

As of June 30, 2026 and September 30, 2025, the fair values of cash, cash equivalents, accounts receivable, inventory, prepaid expenses, deferred offering costs, accounts payable and accrued expenses and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates.  There were no transfers between fair value hierarchy levels during the three and nine months ended June 30, 2026 and 2025.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$303,805	$—	$—	$303,805
Total liabilities at fair value	$303,805	$—	$—	$303,805

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,266,894	$—	$—	$1,266,894
Total liabilities at fair value	$1,266,894	$—	$—	$1,266,894

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended June 30, 2026 and 2025, respectively.

	2026	2025
Warrant liability
Balance as of beginning of Period	$1,266,894	$2,140,315
Change in fair value of warrant liability	(620,171)	(1,099,421)
Exercises	(342,918)	—
Balance as of end of period	$303,805	$1,040,894

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

Advertising Expense

Advertising expense is charged to selling, general and administrative expenses during the period that it is incurred. Total advertising expense amounted to $57,207 and $176,606 for the three and nine months ended June 30, 2026, respectively. Total advertising expense amounted to $45,120 and $128,663 for the three and nine months ended June 30, 2025, respectively.

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

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

The table below presents the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic:
Net loss available to common stockholders - basic	$(2,006,331)	$(1,500,868)	$(5,826,243)	$(1,986,153)
Weighted average common shares outstanding - basic	8,661,624	8,100,603	8,511,313	6,141,509
Loss per share - basic	$(0.23)	$(0.19)	$(0.68)	$(0.32)

Diluted:
Net loss available to common stockholders – diluted	$(2,407,254)	$(1,500,868)	$(6,438,772)	$(1,986,153)
Weighted average common shares outstanding - diluted	8,739,505	8,100,603	8,621,075	6,141,509
Loss per share - diluted	$(0.28)	$(0.19)	$(0.75)	$(0.32)

The following table presents the computation of weighted average common shares considered in the computation of diluted net loss per share during the three and nine months ended June 30,

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Denominator (weighted average shares)
Basic common shares outstanding	8,661,624	8,100,603	8,511,313	6,141,509
Dilutive stock options	—	—	—	—
Dilutive restricted stock units	—	—	—	—
Dilutive warrants	77,881	—	109,762	—
Diluted common shares outstanding	8,739,505	8,100,603	8,621,075	6,141,509

The following potential common shares were not considered in the computation of basic net loss per share as their effect would have been anti-dilutive for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warrants	283,230	1,174,322	251,349	1,174,322
Stock options	1,127,065	1,021,952	1,127,065	1,021,952
Restricted stock units	105,390	141,421	105,390	141,421

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company adopted this guidance on October 1, 2025 and the newly adopted guidance will result in additional income tax disclosures in its annual financial statements.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures related to expenses and provide investors more detailed information about certain types of expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on its financial statements and related disclosures.

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

WARF may terminate the WARF License on 30 days’ written notice if we default on the payments of amounts due to WARF or fail to timely submit development reports, actively pursue our development plan or breach any other covenant in the WARF License and fail to remedy such default in 90 days or in the event of certain bankruptcy events involving us. WARF may also terminate the WARF License if, after royalties earned on sales begin to be paid, such earned royalties cease for more than four calendar quarters. The WARF License otherwise expires by its terms on the date that no valid claims on the patents licensed thereunder remain. The Company expects the latest expiration of a licensed patent to occur in 2030. During the three months ended June 30, 2026 and 2025, $37,500 in royalty fees were incurred related to the WARF License during each of these periods. During the nine months ended June 30, 2026 and 2025, $112,500 in royalty fees were incurred during each of these periods related to the WARF License. The royalty fees were reflected as a component of cost of product revenue.

Mayo Agreement

The Company has an exclusive license and development agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) related to certain intellectual property and development services for thin film micro electrode technology (“Mayo Agreement”). If the Company is successful in obtaining regulatory approval, the Company is to pay royalties to Mayo based on a percentage of net sales of products of the licensed technology through the term of the Mayo Agreement, set to expire October 3, 2034. During the three and nine months ended June 30, 2026 and 2025, no royalty fees were incurred related to the Mayo Agreement.

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

During the three and nine months ended June 30, 2026, rent expense associated with the facility leases amounted to $99,896 and $240,082, respectively. During the three and nine months ended June 30, 2025, rent expense associated with the facility leases amounted to $70,121 and $209,364, respectively.

Supplemental cash flow information related to the operating leases was as follows:

	For the nine months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating leases	$103,700	$92,390

Right-of-use assets obtained in exchange for lease obligations:
Modification of right-of-use asset and associated lease liability	$—	$111,898

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2026	As of September 30, 2025

Right-of-use assets	$166,751	$255,195

Lease liabilities	$175,345	$266,806

Weighted average remaining lease term (years)	1.7	2.3
Weighted average discount rate	7.2%	7.2%

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

Maturity of the operating lease liabilities was as follows:

Calendar Year	As of June 30, 2026
2026	$70,330
2027	81,708
2028	34,815
Total lease payments	186,853
Less imputed interest	(11,508)
Total	175,345
Short-term portion (included in accrued expenses and other liabilities)	(102,025)
Long-term portion	$73,320

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

NOTE 5 – Supplemental Balance Sheet Information

Inventory

Inventory consisted of the following as of:

	June 30, 2026	September 30, 2025
Component inventory	$1,107,149	$871,492
Work-in-process	398,293	130,100
Finished goods	784,812	1,225,213
Total	$2,290,254	$2,226,805

Excess and obsolete valuation reserve adjustments reflected as a reduction of component inventory of $11,000 and work-in-process inventory of $10,000 as of June 30, 2026 and September 30, 2025, respectively.

Intangibles

Intangible assets rollforward is as follows:

	Useful Life
Net Intangibles, September 30, 2025	12-13 years	$44,946
Less: amortization		(16,736)
Net Intangibles, June 30, 2026		$28,210

Amortization expense was $5,579 and $16,736 for the three and nine months ended June 30, 2026, respectively, and $5,579 and $16,737 for the three and nine months ended June 30, 2025, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

Property and Equipment

Property and equipment held for use by category are presented in the following table:

	As of June 30, 2026	As of September 30, 2025
Equipment and furniture	$1,156,974	$1,058,045
Total property and equipment	1,156,974	1,058,045
Less accumulated depreciation	(954,641)	(798,823)
Property and equipment, net	$202,333	$259,222

Depreciation expense was $41,423 and $155,818 for the three months and nine months ended June 30, 2026, respectively, and $61,015 and $180,618 for the three months and nine months ended June 30, 2025, respectively.

NOTE 6 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of June 30, 2026	As of September 30, 2025
Accrued payroll	$857,292	$1,055,121
Operating lease liability, short term	102,025	123,658
Royalty payments	75,000	112,500
Professional fees and other	101,394	1,435
Total	$1,135,711	$1,292,714

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

The Company and Zimmer previously entered into an Exclusive Development and Distribution Agreement related to the sEEG and Strip/Grid Product Systems, which was subsequently amended on multiple occasions through August 2, 2022 (the “EDDA”). The EDDA executed prior to the Amendment granted Zimmer exclusive global rights to distribute the Strip/Grid Products and the Electrode Cable Assembly Products. Additionally, the Company granted Zimmer the exclusive right and license to distribute certain sEEG Products developed by the Company and together with the Strip/Grid Products and Electrode Cable Assembly Products, the “Products”. In addition, under the prior EDDAs, the Company and Zimmer agreed to collaborate with respect to development activities through a joint development committee composed of an equal number of representatives of Zimmer and the Company.

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

Product Revenue

Product revenue recognized during the three and nine months ended June 30, 2026 was $1,973,105 and $6,727,790, respectively, and was comprised of sales of OneRF Products.

Product revenue recognized during the three and nine months ended June 30, 2025 was $1,696,050 and $6,356,767, respectively, and was comprised solely of OneRF Product revenue.

Recognition of License Revenue

The Company determined that the RF Distribution License represented functional intellectual property given Zimmer’s access to the underlying intellectual property associated with the OneRF Product. As such, the revenue related to the license was recognized at the point in time in which the license/know-how was delivered to Zimmer which occurred in October 2024. Revenue recognized under the Amendment during the nine months ended June 30, 2025 was $3.0 million. No license revenue was recognized during the three and nine months ended June 30, 2026.

NOTE 8 – Stock-Based Compensation

During the three and nine months ended June 30, 2026 and 2025, stock-based compensation expense related to stock-based awards was included in selling, general and administrative and research and development costs as follows in the accompanying condensed statements of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Selling, general and administrative	$293,214	$246,709	$835,073	$711,896
Research and development	59,563	69,945	219,094	194,152
Total stock-based compensation expense	$352,777	$316,654	$1,054,167	$906,048

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

On April 3, 2026, at the 2026 annual meeting of stockholders, the stockholders of the Company approved the increase in share authorization under the 2025 Plan by 250,000 shares for a revised aggregate total of 750,000 shares. In addition, an evergreen provision was approved whereby the number of shares available under the 2025 Plan will be increased automatically on January 1 each year between January 1, 2027 and January 1, 2031. The aggregate number of shares of common stock that may be issued pursuant to awards (as defined in the 2025 Plan) by an amount equal to 5% of the fully diluted shares (as defined in the 2025 Plan) as of the last day of the preceding calendar year, provided, however that the Board of Directors may act prior to the effective date of any such annual increase to provide that the increase for such year will be a lesser number of shares of common stock.

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

Stock Options

During the three months ended June 30, 2026 and 2025, the Company granted 29,027 and 547,593 stock options, respectively, to its board of directors, officers and employees. During the nine months ended June 30, 2026 and 2025, the Company granted 113,162 and 556,107 stock options, respectively, to its board of directors, officers and employees. Vesting generally occurs over a 12 to 48 month period based on a time of service condition. The grant date fair value of the grants issued during the three months ended June 30, 2026 and 2025 was $3.35 and $2.98 per share, respectively. The grant date fair value of the grants issued during the nine months ended June 30, 2026 and 2025 was $3.38 and $3.03 per share, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

The total expense for the three months ended June 30, 2026 and 2025 related to stock options was $253,243 and $203,095, respectively. The total expense for the nine months ended June 30, 2026 and 2025 related to stock options was $742,331 and $534,426, respectively. The total number of stock options outstanding as of June 30, 2026 and September 30, 2025 was 1,127,065 and 1,013,903, respectively.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Expected stock price volatility	107.1%	109.9%	107.1%	110.0%
Expected life of options (years)	5.6	6.0	5.9	6.0
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	4.1%	4.0%	3.7%	4.0%

During the three months ended June 30, 2026 and 2025, 177,687 and 22,762 stock options vested, respectively, and zero and 3,205 stock options were forfeited during these periods, respectively. During the nine months ended June 30, 2026 and 2025, 233,130 and 106,786 stock options vested, respectively, and zero and 3,205 stock options were forfeited during these periods, respectively. During the three and nine months ended June 30, 2026 and 2025, no options were exercised.

Restricted Stock Units

During the three and nine months ended June 30, 2026, the Company granted an aggregate of 27,956 and 29,249 restricted stock units (“RSUs”) to a non-employee directors under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2026 was $4.77 and $4.75 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the nine months ended June 30, 2025, the Company granted an aggregate of zero and 13,890 RSUs to non-employee directors under the 2025 Plan. The weighted average grant date fair value of the RSUs granted during the three and nine months ended June 30, 2025 was $7.20 per RSU. The RSUs granted vest over a one-year period in equal monthly installments, subject to the recipient’s continued service on such dates.

During the three months ended June 30, 2026 and 2025, 7,311 and 5,962 RSUs vested, respectively, and zero and 417 RSUs were forfeited during these periods, respectively. During the nine months ended June 30, 2026 and 2025, 59,294 and 60,355 RSUs vested, respectively, and zero and 417 RSUs were forfeited during these periods, respectively. The total expense for the three months ended June 30, 2026 and 2025 related to these RSUs was $99,534 and $113,559, respectively. The total expense for the nine months ended June 30, 2026 and 2025 related to these RSUs was $311,836 and $371,622, respectively. The total RSUs outstanding as of June 30, 2026 and September 30, 2025 was 105,390 and 135,439, respectively.

General

As of June 30, 2026, 250,708 shares were available in the aggregate for future issuance under the 2025 Plan, 2017 Plan and Inducement Plan. Unrecognized stock-based compensation was $2.3 million as of June 30, 2026. The unrecognized share-based expense is expected to be recognized over a weighted average period of 2.1 years.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

NOTE 9 – Concentrations

Revenue

For the three months and nine months ended June 30, 2026, one customer accounted for 100% and 99.8% of the Company’s product revenue, respectively.

For the three months and nine months ended June 30, 2025, one customer accounted for 100.0% and 93.9% of the Company’s product revenue, respectively.

Supplier concentration

One contract manufacturer produces all of the Company’s Strip/Grid Products and sEEG Products and another supplier was responsible for the development of the Company’s OneRF Ablation System generator.

NOTE 10 – Income Taxes

The effective tax rate for the three and nine months ended June 30, 2026 and 2025 was zero percent. As a result of the analysis of all available evidence as of June 30, 2026 and September 30, 2025, the Company recorded a full valuation allowance on its net deferred tax assets. Consequently, the Company reported no income tax benefit during the three and nine months ended June 30, 2026 and 2025. If the Company’s assumptions change and the Company believes that it will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of future income tax expense. If the assumptions do not change, each period the Company could record an additional valuation allowance on any increases in the deferred tax assets.

NOTE 11 – Debt Financing

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

NOTE 12 – Stockholders’ Equity

March 2026 Private Placement

On March 1, 2026, the Company entered into a securities purchase agreement (the “March 2026 Private Placement”) with a newly appointed officer of the Company, to issue and sell 166,666 shares of the Company’s common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which the Company received gross proceeds in the amount of $670,400. Issuance costs in connection with the March 2026 Private Placement were nil.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

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

The PIPE Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification.  A Monte Carlo simulation model was used to estimate the aggregate fair value of the PIPE Warrants. Input assumptions used were as follows on June 30, 2026 and September 30, 2025: risk-free interest rate 3.92% and 3.55%, respectively; expected volatility of 74.7% and 94.5%; respectively; expected life of 1.09 years and 1.84 years, respectively; and expected dividend yield zero percent for both dates. The underlying stock price used was the market price as quoted on Nasdaq as of June 30, 2026 and September 30, 2025. The Company recorded the fair value change of the PIPE Warrants in the amount of a $405,702 benefit and a $620,171 benefit associated with the fair value change in the warrant liability line item on the accompanying condensed statements of operations for the three and nine months ended June 30, 2026, respectively. The Company recorded the fair value change of the PIPE Warrants in the amount of a $319,625 benefit and a $1,099,421 benefit to the fair value change in warrant liability line item on the accompanying condensed statements of operations for the three and nine months ended June 30, 2025, respectively.

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

In 2023, the Company changed the amount of common stock that can be sold pursuant to the Sales Agreement to $4.8 million (including shares previously sold).  On April 3, 2025, we decreased the amount of common stock available under the ATM to zero, and on August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000. On June 12, 2026, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $13,400,000.

During the three and nine months ended June 30, 2026, 80,671 shares of common stock were issued under the ATM for an aggregate offering price of $358,986. Issuance costs incurred under the ATM during the three and nine months ended June 30, 2026 were $11,996.

During the three and nine months ended June 30, 2025, 59,314 shares of common stock were issued under the ATM for an aggregate offering price of $414,037. Issuance costs incurred under the ATM during the three and nine months ended June 30, 2025 were $9,325 and $105,254, respectively.

The total aggregate offering price and common stock issued since inception of the ATM Program through June 30, 2026 was $8,359,586 and 1,004,752 shares, respectively. Cumulative issuance costs incurred under the ATM Program through June 30, 2026 was $629,878, inclusive of deferred offering costs. See Note 15 – Subsequent Events.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (years)
Outstanding at September 30, 2025	1,149,323	$2.79-33.66	$21.92	0.96
Issued	—	$—	$—	—
Exercised (1)	(93,750)	$2.79	$2.79	—
Expired	(694,462)	$31.50	$31.50	—
Outstanding at June 30, 2026	361,111	$2.79-33.66	$8.47	1.28
Outstanding and exercisable at June 30, 2026	361,111	$2.79-33.66	$8.47	1.28

(1)	16,780 of the shares exercised were withheld in connection with a cashless exercise.

The following table summarizes information about warrants outstanding as of June 30, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of June 30, 2026
$2.79	245,830	1.09	245,830
$3.96	16,666	3.09	16,666
$5.26	3,472	1.09	3,472
$18.00	58,333	1.09	58,333
$33.66	36,810	2.00	36,810
Total	361,111		361,111

NOTE 13 – Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401K Plan”) for all employees age 21 and older. Employees can defer up to 100% of their compensation through payroll withholdings into the 401K Plan subject to federal law limits. The Company may match 100% of deferrals up to 3% of one’s contributions. The Company’s matching contributions to employee deferrals are discretionary. The Company may also make discretionary profit sharing contributions under the 401K Plan in the future, but it has not done so through June 30, 2026.

Employee contributions and any employer matching contributions made to satisfy certain non-discrimination tests required by the Internal Revenue Code are 100% vested upon contribution. Discretionary employer matches to employee deferrals vest over a six year period beginning on the second anniversary of an employee’s date of hire. Discretionary profit sharing contributions vest over a five year period beginning on the first anniversary of an employee’s date of hire. The Company did not make any contributions to the 401K Plan during the three and nine months ended June 30, 2026. During the three and nine months ended June 30, 2025, the Company contributed zero and $31,105 to the 401K Plan, respectively.

NeuroOne Medical Technologies Corporation

Notes to Condensed Financial Statements (Unaudited)

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

The accounting policies of the Neuromodulation Products segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Neuromodulation Products segment based on net loss, which is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. The Company does not have any intra-entity sales or transfers.

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

The statements of operations below are inclusive of the significant expense categories regularly reviewed by the CODM for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Product revenue	$1,973,105	$1,696,050	$6,727,790	$6,356,767
Cost of product revenue	790,496	781,215	2,987,089	2,743,982
Product gross profit	1,182,609	914,835	3,740,701	3,612,785

License revenue	—	—	—	3,000,000

Operating expenses:
General and administrative	1,693,450	1,264,808	4,651,242	4,501,069
Sales	261,079	150,009	634,372	512,361
Marketing	227,239	204,133	700,980	589,388
Development	1,172,517	1,039,733	3,727,222	3,379,700
Quality assurance	252,636	142,752	555,701	485,676
Total operating expenses	3,606,921	2,801,435	10,269,517	9,468,194
Loss from operations	(2,424,312)	(1,886,600)	(6,528,816)	(2,855,409)
Fair value change in warrant liability	405,702	319,625	620,171	1,099,421
Financing costs	—	(9,325)	—	(334,063)
Other income	12,279	75,432	82,402	103,898
Loss before income taxes	(2,006,331)	(1,500,868)	(5,826,243)	(1,986,153)
Provision for income taxes	—	—	—	—
Net loss	$(2,006,331)	$(1,500,868)	$(5,826,243)	$(1,986,153)

NOTE 15 – Subsequent Events

On July 13, 2026, we issued an additional 400,346 shares of common stock for gross proceeds in the amount of $1,041,180 in connection with the ATM Program.

Following this issuance, the exercise price of existing PIPE Warrants was reset to $2.5227, except for the PIPE Warrants to purchase 3,472 shares of common stock issued to a director on our Board of Directors for which the exercise price remains $5.26 per share.

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

Forward-Looking Statements

This Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our ability to maintain regulatory clearance of our commercial products;

●	the results of our development and distribution relationship with Zimmer, Inc. (“Zimmer”), and Zimmer’s ability to commercialize our technology in the United States;

●	our ability to achieve or sustain profitability;

●	our ability to raise additional capital and to fund our operations;

●	the availability of additional capital on acceptable terms or at all as or when needed;

●	we have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes;

●	the performance, productivity, reliability and regulatory compliance of our third-party manufacturers of our products;

●	our ability to develop our products in development;

●	our future development priorities;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our expectations about the willingness of healthcare providers to recommend our technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

●	our expectations regarding international opportunities for commercializing our products;

●	our estimates regarding the size of, and future growth in, the market for our technology, including technology under development; and

●	our estimates regarding our future expenses and needs for additional financing.

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

Overview

We are a medical technology company focused on (i) diagnostic, ablation and deep brain stimulation technology for brain related conditions such as epilepsy and Parkinson’s disease; (ii) ablation and stimulation for pain management throughout the body; and (iii) drug delivery to the brain including diagnostic and stimulation capabilities.

We are developing and commercializing thin film electrode technology for continuous electroencephalogram (“cEEG”) and stereoelectrocencephalography (“sEEG”), spinal cord stimulation, brain stimulation, drug delivery and ablation solutions for patients suffering from epilepsy, trigeminal neuralgia, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other pain-related neurological disorders. The Company is also developing the capability to use its sEEG electrode technology to deliver drugs, stem cells or gene therapy while being able to record activity before, during, and after delivery.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

We have largely incurred losses since inception. As of June 30, 2026, we had an accumulated deficit of $84.4 million, primarily as a result of expenses incurred in connection with our research and development, selling, general and administrative expenses associated with our operations and interest expense, fair value adjustments and loss on extinguishments related to our debt, offset in part by license and product revenues.

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

March 2026 Private Placement

On March 1, 2026, we entered into a securities purchase agreement (the “March 2026 Private Placement”) with a newly appointed officer of the Company, to issue and sell 166,666 shares of our common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which we received gross proceeds in the amount of $670,400.

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

Other Income

Other income primarily consists of interest income related to our cash and cash equivalents,

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth the results of operations for the three months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30, (unaudited)
	2026	2025	Period to Period Change
Product revenue	$1,973,105	$1,696,050	$277,055
Cost of product revenue	790,496	781,215	9,281
Product gross profit	1,182,609	914,835	267,774

Operating expenses:
Selling, general and administrative	2,181,768	1,618,950	562,818
Research and development	1,425,153	1,182,485	242,668
Total operating expenses	3,606,921	2,801,435	805,486
Loss from operations	(2,424,312)	(1,886,600)	(537,712)
Fair value change in warrant liability	405,702	319,625	86,077
Financing costs	—	(9,325)	9,325
Other income	12,279	75,432	(63,153)
Loss before income taxes	(2,006,331)	(1,500,868)	(505,463)
Provision for income taxes	—	—	—
Net loss	$(2,006,331)	$(1,500,868)	$(505,463)

NeuroOne Medical Technologies Corporation

Form 10-Q

Product Revenue and Product Gross Profit

Product revenue was $2.0 million during the three months ended June 30, 2026 with a gross profit and gross profit percentage of $1.2 million and 59.9%, respectively. Product revenue was $1.7 million during the three months ended June 30, 2025 with a gross profit and gross profit percentage of $0.9 million and 53.9%, respectively. The increase in gross profit percentage during the current period was largely due to a change in sales mix and sales of higher margin products. Product revenue consisted of OneRF Products related sales during the periods presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately $38,000   in connection with our license agreements during each of the three months ended June 30, 2026 and 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million during the three months ended June 30, 2026 compared to $1.6 million during the three months ended June 30, 2025. The increase of $0.6 million in the current quarter over the comparable prior year quarter was largely attributed to higher payroll costs, including stock-based compensation, of $0.3 million, sales and marketing costs of $0.1 million, professional fees of $0.1 million and higher operating costs of $0.1 million on a net basis. Selling, general and administrative expenses included $0.3 million and $0.2 million of stock-based compensation during the three months ended June 30, 2026 and 2025, respectively.

Research and Development Expenses

Research and development expenses were $1.4 million during the three months ended June 30, 2026 compared to $1.2 million during the three months ended June 30, 2025. The increase of $0.2 million in the current period over the prior year period was attributed largely to the timing of product development activities in the current quarter when compared to the comparable prior year quarter. Research and development expenses primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain. Research and development expenses included $0.1 million of stock-based compensation during each of the three months ended June 30, 2026 and 2025.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the three months ended June 30, 2026 was a $0.4 million benefit compared to a $0.3 million benefit during the three months ended June 30, 2025. The change was due primarily to fluctuations in our common stock fair value.

Financing costs

We did not incur any financing costs during the three months ended June 30, 2026. Financing costs during the three months ended June 30, 2025 consisted of the costs associated with the at-the market offering facility (described further below) in the amount of $9,000.

Other Income

Other income during the three months ended June 30, 2026 and 2025 related to interest income on our cash, cash equivalents and short-term investments in the amount of $12,000 and $75,000, respectively.

NeuroOne Medical Technologies Corporation

Form 10-Q

Comparison of the Nine Months Ended June 30, 2026 and 2025

The following table sets forth the results of operations for the nine months ended June 30, 2026 and 2025, respectively.

	For the Nine Months Ended June 30, (unaudited)
	2026	2025	Period to Period Change
Product revenue	$6,727,790	$6,356,767	$371,023
Cost of product revenue	2,987,089	2,743,982	243,107
Product gross profit	3,740,701	3,612,785	127,916

License revenue	—	3,000,000	(3,000,000)

Operating expenses:
Selling, general and administrative	5,986,594	5,602,818	383,776
Research and development	4,282,923	3,865,376	417,547
Total operating expenses	10,269,517	9,468,194	801,323
Loss from operations	(6,528,816)	(2,855,409)	(3,673,407)
Fair value change in warrant liability	620,171	1,099,421	(479,250)
Financing costs	—	(334,063)	334,063
Other income	82,402	103,898	(21,496)
Loss before income taxes	(5,826,243)	(1,986,153)	(3,840,090)
Provision for income taxes	—	—	—
Net loss	$(5,826,243)	$(1,986,153)	$(3,840,090)

Product Revenue and Product Gross Profit

Product revenue was $6.7 million during the nine months ended June 30, 2026 with a gross profit and gross profit percentage of $3.7 million and 55.6%, respectively. Product revenue was $6.4 million during the nine months ended June 30, 2025 with a gross profit and gross profit percentage of $3.6 million and 56.8%, respectively. The decrease in gross profit percentage during the current period was largely due to the sales mix and sales of higher margin products in the prior year period. Product revenue consisted of OneRF Products during the period presented. The cost of product revenue consisted of the manufacturing and materials costs incurred by our third-party contract manufacturers in connection with our OneRF Products and outside supplier materials costs. In addition, cost of product revenue included royalty fees incurred of approximately $0.1 million in connection with our license agreements during each of the nine months ended June 30, 2026 and 2025.

License Revenue

No license revenue was generated from the Amended and Restated Zimmer Development Agreement during the nine months ended June 30, 2026.  License revenue was $3.0 million for the nine months ended June 30, 2025 related to the distribution license granted to Zimmer for the OneRF Product in the brain in October 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.0 million for the nine months ended June 30, 2026, compared to $5.6 million for the nine months ended June 30, 2025. The $0.4 million increase in the current nine-month period compared to the comparable prior year period was primarily due to higher payroll related costs of $0.5 million inclusive of stock-based compensation, sales and marketing costs of $0.3 million and other operating expenses of $0.1 million on a net basis, offset in part by lower legal costs of $0.3 million and lower professional fees of $0.2 million. Selling, general and administrative expenses included $0.8 million and $0.7 million of stock-based compensation during the nine months ended June 30, 2026 and 2025, respectively.

NeuroOne Medical Technologies Corporation

Form 10-Q

Research and Development Expenses

Research and development expenses were $4.3 million for the nine months ended June 30, 2026, compared to $3.9 million for the nine months ended June 30, 2025. The $0.4 million increase period over period was attributed to the timing of development activities during the current nine-month period when compared to the comparable prior year period. Research and development primarily included salary-related expenses and costs related to consulting services, materials and supplies associated with the development of additional applications of our thin-film electrode technology, including the delivery of drugs or gene therapy to the brain, and basivertebral nerve ablation (BVNA) and spinal cord stimulation for treatment of chronic lower back pain. Research and development expenses included $0.2 million of stock-based compensation during each of the nine months ended June 30, 2026 and 2025.

Fair Value Change in Warrant Liability

The net change in fair value of the warrant liability during the nine months ended June 30, 2026 was a $0.6 million benefit compared to a $1.1 million benefit for the nine months ended June 30, 2025. The change was due primarily to fluctuations in our common stock fair value.

Financing Costs

We did not incur any financing costs during the nine months ended June 30, 2026. Financing costs during the nine months ended June 30, 2025 consisted of the amortization of the deferred issuance costs associated with the debt facility (described further below) in the amount of $0.2 million and additional legal and loan facility termination costs of $0.1 million upon the termination of the Debt Facility in November 2024.

Other Income

Other income during each of the nine month periods ended June 30, 2026 and 2025 consisted of $0.1 million related to interest income attributed to our cash and cash equivalents.

Liquidity and Capital Resources

Overview

As of June 30, 2026, our principal source of liquidity consisted of cash and cash equivalents in the aggregate of approximately $2.0 million. While we began to generate revenue in fiscal year 2021 from commercial sales and through milestone and other payments under our agreement with Zimmer, we expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from commercial sales to cover expenses. Our most significant cash requirements relate to the funding of our ongoing product development and commercialization operations. Our additional material cash needs include commitments under operating leases, royalty obligations under our intellectual property licenses with the Wisconsin Alumni Research Foundation and the Mayo Foundation for Medical Education and Research as well as other administrative services. See “Funding Requirements” below for more information. We anticipate that our expenses will increase substantially as we continue to develop and commercialize our electrode technology and pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture products, market and distribute our OneRF Products, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Capital Resources

Our sources of cash and cash equivalents to date have been limited to license, collaboration and product revenues, along with proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans with the terms of our more recent financings described below.

NeuroOne Medical Technologies Corporation

Form 10-Q

March 2026 Private Placement

On March 1, 2026, we entered into the March 2026 Private Placement with a newly appointed officer of the Company, to issue and sell 166,666 shares of our common stock at a price per share equal to $4.02242. The March 2026 Private Placement closed on March 2, 2026 upon which we received gross proceeds in the amount of $670,400. Issuance costs in connection with the March 2026 Private Placement were nil.

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

At-The-Market Offering

On December 21, 2022, we entered into a Capital on DemandTM Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) to create an at-the-market offering program (“ATM Program”) under which we may offer and sell shares having an aggregate offering price of up to $14.5 million. JonesTrading is entitled to a commission at a fixed commission rate of up to 3% of the gross proceeds. On April 3, 2025, we decreased the amount of common stock that can be sold pursuant to the Sales Agreement to zero, and on August 15, 2025, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $6,750,000. On June 12, 2026, we increased the amount of common stock that can be sold pursuant to the Sales Agreement to $13,400,000. Through June 30, 2026, we have issued 1,004,752 shares of common stock under the ATM Program for gross proceeds in the amount of $8.4 million. We incurred issuance costs in connection with the ATM Program in the amount of $0.6 million through June 30, 2026.

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

Liquidity Outlook

For a discussion of potential fee payments under the Amended and Restated Zimmer Development Agreement, see “Note 7 — Zimmer Distribution Agreement and Other Product Revenue” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” of this Report. Even though we have received regulatory clearance to expand the use of our Evo sEEG electrode technology for up to 30 days, commercial sales of the sEEG electrodes and OneRF Ablation System are expected to take some time to be a significant source of liquidity. Zimmer has exclusive global rights to distribute our strip and grid cortical electrodes, depth electrodes and electrode cable assembly products. Zimmer’s failure to timely commercialize these products would have a material adverse effect on our business and operating results.  In October 2024, we entered into an Amended and Restated Distribution Agreement with Zimmer (“Zimmer Distribution Agreement”) to provide Zimmer with the exclusive right and license to distribute our OneRF Ablation System in the brain for an upfront payment of $3.0 million, with eligibility for an additional $1.0 million payment from Zimmer upon achievement of certain specified net sales milestones.

As of June 30, 2026, we had cash and cash equivalents in the aggregate of approximately $2.0 million. Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash and cash equivalents may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financing, through collaborations or partnerships with other companies, or other sources.

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

Cash Flows

The following is a summary of cash flows for each of the periods set forth below.

	For the Nine Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(5,526,335)	$(1,311,600)
Net cash used in investing activities	(98,929)	(71,135)
Net cash provided by financing activities	1,102,478	7,962,376
Net (decrease) increase in cash and cash equivalents	$(4,522,786)	$6,579,641

Net cash used in operating activities

Net cash used in operating activities was $5.5 million for the nine months ended June 30, 2026, which consisted of a net loss of $5.8 million partially offset by non-cash stock-based compensation, depreciation, amortization related to intangible assets, a fair value change in warrant liability and operating lease expense, totaling approximately $0.7 million in the aggregate. The net change in our net operating assets and liabilities associated with fluctuations in our operating activities resulted in a cash use of approximately $0.4 million. The change in operating assets and liabilities consisted primarily of a decrease in our accounts payable and accrued expenses attributed to the timing of payments and by an increase in both our prepaid expenses and inventory purchases; a decrease in our accounts receivable given the timing of collections served to partially offset the net cash use impact during the period.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Net cash used in investing activities

Net cash used in investing activities was $99,000 for the nine months ended June 30, 2026 and consisted of outlays for purchases of property and equipment.

Net cash used in investing activities was $71,000 for the nine months ended June 30, 2025 and consisted of outlays for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1.1 million for the nine months ended June 30, 2026, which consisted of net proceeds from the March 2026 private placement in the amount of $0.7 million, the ATM Program in the amount of $0.3 million and from the exercise of warrants in the amount of $0.2 million. The proceeds were offset in part by issuance costs and by repurchases of common stock for the payment of employee taxes in the amount of $0.1 million in the aggregate.

Net cash provided by financing activities was $8.0 million for the nine months ended June 30, 2025, which consisted of net proceeds from the April 2025 Financing of $8.2 million and from the ATM Program in the amount of $0.3 million, offset by debt facility issuance costs of $0.3 million, issuance costs paid in connection with a prior year private placement of approximately $0.1 million and repurchases of common stock for the payment of employee taxes in the amount of $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal controls over financial reporting as discussed further below that were identified in both the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 and in the Company’s Quarterly Report on the Form 10-Q for the three and six months ended March 31, 2026. Notwithstanding this material weakness, our management has concluded that the condensed financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

In addition, the restatement of our condensed financial statements for the three and six months ended March 31, 2026 identified a further material weakness related to ineffective controls over revenue recognition, specifically with respect to: (i) the review of customer purchase order modifications and related shipping documentation, and (ii) the reconciliation of shipments.

Remediation Plans

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Enhancing reconciliation procedures between shipping records, billing, and recorded revenue to confirm completeness and accuracy of revenue recognized:

●	Enhancing policies and procedures to retain adequate documented evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

●	Segregating key functions within our financial processes supporting our internal controls over financial reporting; and

●	Continuing to enhance and formalize our accounting, business operations, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

As of the end of the reporting period, these material weaknesses had not been remediated. Accordingly, management concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception, and as of June 30, 2026, we had an accumulated deficit of $84.4 million primarily as a result of expenses incurred in connection with our operations and from our research and development programs. We expect to continue to incur significant expenses and increasing operating costs resulting in net losses for the foreseeable future, and management has raised substantial doubt about our ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern existed as of and for the fiscal year ended September 30, 2025, and, based on management’s assessment, substantial doubt continued to exist as of June 30, 2026. To date, we have financed our operations primarily through debt and equity financings, and our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property, securing regulatory clearances for our products, managing third party supplier and distributor relationships, and conducting research and development activities.

We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to continue to increase as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our Company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations.

NeuroOne Medical Technologies Corporation

Form 10-Q

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

We are an early-stage medical technology company which continues to develop and commercialize comprehensive neuromodulation sEEG monitoring, ablation, and stimulation solutions to diagnose and treat patients with epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, limited sales of commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

From our inception through June 30, 2026, we have generated limited revenue from the commercial sales of our products. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our Common Stock and convertible debt and exercises of options and warrants.

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

Our Company has limited experience in medical device development and may not be able to successfully develop any device or therapy. Our ability to become profitable depends primarily on: our ability to further develop our technology, our successful completion of all necessary pre-clinical testing and clinical trials on such technology, our ability to obtain clearance or approval for such technology and successfully commercialize such technology, our ongoing research and development efforts, the timing and cost of clinical trials, our ability to identify personnel with the necessary skill sets or enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution and our ability to obtain and maintain necessary intellectual property rights to such technology. Our limited experience in medical device development may make it more difficult for us to complete these tasks.

Even if we successfully develop and market such technology, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment.

Zimmer has exclusive global rights to distribute our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We are reliant on Zimmer to drive the commercialization and sales of these products. Zimmer’s failure to timely commercialize these products, or to achieve certain milestones, would have a material adverse effect on our business and operating results.

The Company granted Zimmer an exclusive global right to distribute our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. We are reliant on Zimmer to drive the commercialization and sales of these products until 2034 under the Zimmer Amended and Restated Distribution Agreement for the exclusive distribution, marketing and sales license provided to Zimmer. The collaboration with Zimmer may not be successful due to several factors, including the following:

●	Zimmer may not perform its obligations under the Zimmer Amended and Restated Distribution Agreement, including meeting minimum revenue purchase requirements;

●	Zimmer has, and may in the future, submitted delayed or modified purchase orders, with insufficient lead time for our supply chain to deliver product on a timely basis;

●	Zimmer may fail to achieve certain net sales milestones;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	Zimmer may fail to effectively commercialize our products; or

●	contractual disputes or other disagreements between us and Zimmer, including those regarding the development, manufacture, and commercialization of our products, interpretation of the Zimmer Amended and Restated Distribution Agreement, and ownership of proprietary rights.

Any of the foregoing could adversely impact the likelihood and timing of any payments or product revenue we are eligible to receive under the Zimmer Amended and Restated Distribution Agreement. If Zimmer does not perform its obligations under the Zimmer Amended and Restated Distribution Agreement, sales would be substantially delayed and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

Our business and operating results are subject to the inventory management decisions of our distributor

We are subject to risks relating to the inventory management decisions and operational and sourcing practices of Zimmer, as the distributor of our Evo Cortical, Evo sEEG, and OneRF Ablation System in the brain. Zimmer carries inventories of our products as part of their ongoing operations and currently they are purchasing inventory of our OneRF Ablation System based on contractual minimum purchase requirements in the Zimmer Agreement, which may not reflect their assessments of end-customer demand. This may result in higher than needed inventory levels. We are currently working on shelf-life extension of our OneRF Ablation System, which could also create higher inventory levels at Zimmer. If Zimmer’s inventory levels are higher than it desires, Zimmer may postpone product purchases from us, which could cause our sales to be lower than planned and have a materially negative impact on our working capital goals as well as our operating results.

An inability to obtain adequate supply of components and raw material products has had and could continue to have a material adverse effect on our business, financial condition and results of operations.

We have recently experienced delays in the availability of certain components and raw materials, which have not been available to us on a timely basis. These delays have resulted in backorders of certain of our products, which have delayed or prevented us from fulfilling customer orders on a timely basis. We are dependent on third-party manufacturers for the medical products that we develop, and we have limited control over the ability of our suppliers and manufacturers to deliver components and raw materials on schedule. If these supply delays continue, we may continue to experience backorders, delayed sales, and increased costs, any of which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed.

Our independent registered public accounting firm included an explanatory paragraph in the report on our financial statements as of and for the years ended September 30, 2025 and 2024, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and an accumulated deficit of $84.4 million as of June 30, 2026. To date, the Company’s revenues have not been sufficient to cover its full operating costs, and as such, it has been dependent on funding operations through the issuance of debt and sale of equity securities. At June 30, 2026, we had cash and cash equivalents in the aggregate of approximately $2.0 million. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund our operating expenses. To continue to fund operations, we will need to secure additional funding. We may obtain additional financing in the future through the issuance of our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all.

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

Form 10-Q

We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

The continued growth of our business, including the development, regulatory approval and commercialization of our technology, will significantly increase our expenses going forward. As a result, we will be required to seek substantial additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the cost of further developing our technology;

●	obtaining and maintaining regulatory clearance or approval for our technology;

●	the costs associated with commercializing our technology;

●	any change in our development priorities;

●	the revenue generated by sales of our technology;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our technology;

●	any change in our plans regarding the manner in which we choose to commercialize any approved product in the United States;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	expenses and costs we incur in connection with changes in the economy and regulatory process;

●	the costs to develop additional intellectual property;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

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

We depend on a limited number of third-party suppliers for the components of our technology, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We use a limited number of third-party suppliers of components for our products. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. We may not have long term supply agreements with our suppliers and, in many cases, we may make our purchases on a purchase order basis. Our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us. Additionally, our suppliers may encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, product discontinuations, or complications due to worldwide economic and social instability. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may not be able to quickly engage additional or replacement suppliers for some of our critical components. Failure of any supplier to deliver components at the level our business requires could disrupt the manufacturing of our products and, if approved, limit our ability to meet our sales commitments, which could harm our reputation and adversely affect our business.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Four of our products have received 510(k) clearance from the FDA: our Evo® Cortical, Evo® sEEG Electrode, OneRF® Ablation System, and OneRF® TN Ablation System. None of our other products have received clearance or approval for commercial sale. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development and regulatory approval for commercialization.

For our current products under development clinical studies in humans may be required, which is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing clearance or approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	clinical trials of our technology under development may not meet the primary endpoints of the clinical trial protocol, may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain or central nervous system related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our products may have unanticipated adverse events, undesirable side effects or other unexpected characteristics adjudicated by the trial Data Safety Monitoring Board, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

If we are required to conduct additional clinical trials or other testing of our technology under development beyond those that we contemplate, if we are unable to successfully complete clinical trials, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval at all;

●	be delayed in obtaining marketing approval for our technology under development in a jurisdiction;

●	be subject to additional post-marketing testing requirements; or

●	have our technology removed from the market after obtaining marketing clearance/approval.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

In addition, even though we have obtained FDA clearance to market four of our products, and even if we obtain the proper regulatory approval or clearance to market any additional products under development, the FDA has the power to require us to conduct post-market surveillance studies. These studies are designed to identify adverse events, device malfunctions or complaints from patients implanted with the device during a specified period after the commencement of commercial use in the U.S. The FDA may also require us to conduct post-approval studies to further monitor the safety and/or effectiveness of our products under development if approved. Failure to conduct required surveillance or studies in a timely manner could result in the revocation of the approved PMA product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

Potential complications from our technologies that are currently unknown may come to light.

Based on our industry experience and the experience of the physicians that use products similar to our products may result in the following complications:

●	from use of our OneRF® Ablation System: temporary motor deficit, post-operative pain, skin burns hemorrhage, infection.

•	for OneRF® TN Ablation System: masseter weakness, paresthesias, diplopia, keratitis, corneal reflex impairment, anesthesia dolorosa, and vasomotor rhinorrhea.

•	from use of our Evo® Cortical, Evo® sEEG Electrode: post-operative hemorrhage, infection, brain inflammation, brain tissue necrosis, inability to accurately localize the epileptogenic focus (the area of the cerebral cortex responsible for causing epileptic seizures), neurologic deficit (abnormal function of a body area due to weaker function of the brain, spinal cord, muscles or nerves, such as abnormal reflexes, inability to speak and decreased sensation) and extra axial fluid collections (fluid that occurs in the brain after surgery).

If these or unanticipated complications or side-effects result from the use of our products, our product development may be delayed, we may not be able to obtain regulatory clearance or approval for new products, we could be subject to liability and, even for cleared/approved products, our technology would not be widely adopted. We cannot assure you that use, even for a limited time, would not result in unanticipated complications, even after the device is removed.

Undetected errors or defects in our technologies under development or future versions thereof could harm our reputation, decrease the market acceptance of our technology or expose us to product liability claims adversely affecting our financial condition and results of operations or liquidity.

Our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technologies may contain undetected errors or defects. As a result, we may be subject to warranty and liability claims for damages related to errors or defects in such products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our cortical strip/grid electrode and depth electrode technology could harm our business and operating results. This risk exists even if a device is cleared or approved for commercial sale and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our cortical strip/grid electrode system, depth electrode system, RF probes and RF generator ablation system technology or future versions thereof could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability lawsuits. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost, or in sufficient amounts or scope, to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management team and other resources, and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Our future revenue will be dependent, in part, upon the size of the markets in which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of people we target is not as significant as we estimate or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

The success of any products that we develop will depend on several factors, including:

●	receipt of timely commercialization approvals from applicable regulatory authorities;

NeuroOne Medical Technologies Corporation

Form 10-Q

●	our ability to procure and maintain suppliers and manufacturers of the components of our current cortical strip, grid electrode and depth electrode technology and future versions;

●	market acceptance of our cortical strip, grid electrode and depth electrode technology by people with epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders, the medical community and third-party payors;

●	our success in educating healthcare providers and people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders about the benefits, administration and use of our cortical strip, grid electrode and depth electrode technology and future versions;

●	the perceived advantages, cost, safety, convenience and accuracy of alternative therapies;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our cortical strip, grid electrode and depth electrode technology and otherwise protecting our rights in our intellectual property portfolio;

●	maintaining compliance with regulatory requirements, including current good manufacturing practices; and

●	obtaining and maintaining a continued acceptable performance and safety profile of our cortical strip, grid electrode and depth electrode technology.

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

Our current business strategy is highly dependent on developing and commercially launching our products and technology and achieving and maintaining market acceptance. In order for us to sell cortical strip, grid electrode and depth electrode technology to people with epilepsy, Parkinson’s disease, dystonia, essential tremors, chronic back pain and other related neurological disorders, we must convince them, their caregivers and healthcare providers that our technology offers meaningful advantages over existing solutions for neuromodulation, cEEG and sEEG recording, ablation, and stimulation. Key challenges include overcoming physician preference for established competitive products and demonstrating superior clinical outcomes. Several factors could negatively impact market acceptance, including: failure to gain support from key opinion leaders, insufficient clinical evidence supporting our technology’s benefits, perceived risks associated with the technology, introduction of competitive products, adverse clinical trial results, loss of regulatory approvals, or adverse publicity. Healthcare providers typically adopt new technologies slowly due to liability concerns and reimbursement uncertainties. Additionally, hospital purchases of our RF Generator require capital expenditure approvals, typically involving value analysis committees, budget cycles, and multiple administrative and clinical stakeholders. These processes commonly take six to eighteen months or longer and may be delayed or abandoned due to hospital budget constraints, competing capital priorities, staffing shortages, or macroeconomic conditions.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

Failure to secure or retain coverage or adequate reimbursement for our cortical strip, grid electrode and depth electrode technology or future versions thereof, including the implantation procedures, by third-party payors could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales of our cortical strip, grid electrode and depth electrode technology, in the United States and expect to do so for the next several years. We anticipate a substantial portion of the purchase price of our cortical strip, grid electrode and depth electrode technology will be paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Patients who receive treatment for their medical conditions and their healthcare providers generally rely on third-party payors to reimburse all or part of the costs associated with their medical treatment, including healthcare providers’ services. Coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, is critical to new product acceptance. Future sales of our cortical strip, grid electrode and depth electrode technology will be limited unless people with epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders can rely on third-party payors to pay for all or part of the cost to purchase our cortical strip, grid electrode and depth electrode technology. Access to adequate coverage and reimbursement for our cortical strip, grid electrode and depth electrode technology by third-party payors is essential to the acceptance of our products by people with epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders.

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

If sufficient coverage and reimbursement is not available for any product we develop, in the United States, the demand for our products and our revenues will be adversely affected.

NeuroOne Medical Technologies Corporation

Form 10-Q

Reimbursement by Medicare is highly regulated and subject to change.

The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, and how and where we provide our solutions. Our failure to comply with applicable Medicare rules could result in discontinuing the ability for physicians to receive reimbursement as they will likely utilize our cortical strip, grid electrode and depth electrode technology under the Medicare payment program, civil monetary penalties, and/or criminal penalties, any of which could have a material adverse effect on our business and revenues.

Changes in the configuration of our technology under development may result in additional costs or delay.

As new products are developed, it is common that various aspects of the development program, such as manufacturing methods and configuration, are altered along the way in an effort to optimize processes and results. Any changes we make carry the risk that they will not achieve the intended objectives. Any of these changes could cause our products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered device. Such changes may also require additional testing, regulatory notification or regulatory approval. This could delay completion of pre-clinical testing or clinical trials, increase costs, delay approval of our future products and jeopardize our ability to commence sales and generate revenue.

If our competitors are better able to develop and market products for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders that are safer, more effective, less costly, easier to use or otherwise more attractive than our cortical strip, grid electrode and depth electrode technology, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market for the diagnosis and treatment of epilepsy, Parkinson’s disease, dystonia, essential tremors, facial pain, chronic back pain and other related neurological disorders by securing broad market acceptance of our cortical strip, grid electrode and depth electrode technology. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors of our cortical strip, grid electrode and depth electrode technology will be: reduced infections, ability to record additional brain activity, minimally invasive surgical procedure, ease of use and cost effectiveness. We face significant competition in the United States and internationally, which we believe will intensify. For example, our major competitors are: (i) in the market for diagnosis, Ad-Tech Medical Instrument Corporation, PMT Corporation and Dixi Medical, (ii) in the market for neuro-ablation, Medtronic and Monteris Medical and (iii) in the market for trigeminal neuralgia, Boston Scientific and Avanos RF ablation systems. Each of the foregoing competitors has systems approved in the United States and certain foreign jurisdictions and has been established for several years. We face a particular challenge overcoming the long-standing practices by some physicians of using the existing technology of our larger, more established competitors. Physicians may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try to subsequently adopt our product, then we may never achieve profitability and such failure to adopt our product could have a material adverse effect on our business, financial condition and operating results.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

The size and future growth potential of the market for our cortical strip, grid electrode and depth electrode technology and other future products and technology under development may be materially smaller than our estimates. Our market projections are based on internal and third-party studies, current treatment patterns, and our belief that the incidence of targeted neurological disorders (including epilepsy, Parkinson’s disease, dystonia, essential tremors, and chronic back pain) is increasing in the United States and worldwide.

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

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Form 10-Q

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

Form 10-Q

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

Form 10-Q

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

Form 10-Q

Risks Related to our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices and technologies and business activities, including marketing, clinical, manufacturing, sales and development processes, are subject to regulation by the FDA, U.S. Department of Justice (“DOJ”), Health and Human Services - Office of Inspector General, and other federal and state, governmental authorities. These governmental authorities enforce laws and regulations that are meant to assure product safety and effectiveness, including the regulation of, among other things:

●	product design and development;

●	pre-clinical studies, post-market studies (e.g., registries) and clinical trials;

●	product safety;

●	establishment registration and product listing;

●	maintaining Gudid database;

●	labeling, content and language of instructions for use and storage;

●	marketing, manufacturing, sales and distribution;

●	pre-market clearance or approval;

●	servicing and post-market surveillance;

●	record-keeping procedures;

●	product import and export;

●	advertising and promotion; and

●	recalls and field safety corrective actions.

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

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Our third-party suppliers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner.

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

Form 10-Q

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from government health insurance programs or other third-party payors for our Evo® Cortical, Evo® sEEG Electrode, OneRF® Ablation System, and OneRF® TN Ablation System, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include, but are not limited to:

●	the Anti-Kickback Statute, which may apply to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

●	HIPAA is a U.S. federal law that protects the privacy and security of patient health information while standardizing healthcare data practices. It is enforced by the Office for Civil Rights through investigations, audits, and penalties for noncompliance;

●	federal “sunshine” requirements imposed by the ACA on device manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

For example, we inadvertently failed to timely submit certain required information to CMS under these regulations. Though we have subsequently submitted such information, we cannot fully predict whether the untimely submissions will result in adverse consequences or regulatory scrutiny. Any federal, state or foreign regulatory review to which we may become subject, regardless of the outcome, could be costly and time-consuming.

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

We may be liable if the FDA or another regulatory agency concludes that we have engaged in the off-label promotion of our products or have disseminated false or misleading labeling or promotional materials.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products, if approved, off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine.

If the FDA determines that future promotional materials or training promote an off-label use or make false or misleading claims about our commercial device(s), if any, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties.

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

Form 10-Q

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

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

On July 22, 2026, the SEC approved a new Nasdaq continued listing requirement (the “MVLS Rule”) that required each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under the MVLS Rule, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. The MVLS Rule would also preclude an issuer’s ability to seek stay of delisting during any appeals process, and would preclude Nasdaq hearings panels from reversing the delisting determination to situations where there was an error and the company never actually failed to satisfy the requirement. The panel would also not be able to consider any facts indicating that an issuer subsequently regained compliance with the requirement or grant an issuer any additional time to regain compliance.

On July 29, 2026, the SEC notified Nasdaq that the order granting approval of the MVLS Rule had been stayed pending further review. It is unknown whether the SEC will affirm its order to approve the MVLS Rule following such review. If approved by the SEC, the MVLS Rule could become effective on an immediate basis. Our Common Stock currently trades above the $5 million aggregate market value threshold proposed by Nasdaq, but if it declines below $5 million, and if the MVLS Rule is approved by the SEC, our Common Stock could be imminently delisted by Nasdaq on this basis.

If the MVLS Rule is approved, we may be required to monitor our market value of listed securities closely and, if necessary, take actions such as issuing additional securities, raising additional capital or undertaking other corporate actions to seek to maintain compliance, any of which could dilute our existing shareholders, increase our costs, or divert management’s attention. The risk of a rapid loss of Nasdaq listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our Common Stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations.

We identified a material weakness in our internal control over financial reporting, which resulted in the restatement of our previously issued unaudited interim financial statements. Failure to remediate this material weakness, or to otherwise maintain an effective system of internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, has resulted, and could in the future result, in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud, in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

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

As previously disclosed, in connection with the preparation of our financial statements, management identified a material weakness in our internal control over financial reporting related to ineffective controls over revenue recognition, specifically with respect to: (i) the review of customer purchase order modifications and related shipping documentation, and (ii) the reconciliation of shipments. As a result of this material weakness, we restated our unaudited condensed financial statements as of and for the three and six months ended March 31, 2026. As of the date of this Form 10-Q, this material weakness, and the material weakness related to insufficient segregation of duties within our accounting and financial reporting functions, remain unremediated. As a result, our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2026.

If we fail to remediate the material weaknesses, or if we fail to otherwise maintain effective internal controls and procedures for financial reporting, it could result in additional material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. In that case, we could become subject to litigation, regulatory sanction or investigation, and could incur substantial additional costs. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

NeuroOne Medical Technologies Corporation

Form 10-Q

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

As of June 30, 2026, we had outstanding warrants to purchase an aggregate of 361,111 shares of Common Stock, and options to purchase an aggregate of 1,127,065 shares of Common Stock. For a description of our outstanding warrants and information about the number of shares of Common Stock for which they are exercisable, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Resources.” To the extent these outstanding options or warrants are exercised, there will be further dilution to holders of our Common Stock.

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

Our warrant liabilities may cause significant fluctuations in our reported earnings.

The fair value of our outstanding warrant liabilities is remeasured at each reporting date, with changes in fair value recognized in earnings. Increases or decreases in our stock price, expected volatility, interest rates, or other valuation inputs may result in material non-cash gains or losses that could significantly affect our reported results of operations and cause volatility in our earnings from period to period, even though such adjustments do not affect our cash flows or business operations.

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Form 10-Q

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

NeuroOne Medical Technologies Corporation

Form 10-Q

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

Our business may be adversely affected by changes in our executive leadership, including the recent appointment of our Chief Financial Officer.

The success of our business depends in part on the continued contributions of our senior management team. We recently appointed a new Chief Financial Officer, and while we believe this individual is well qualified, leadership transitions can create uncertainties, disrupt operational processes, and require significant management attention. The new Chief Financial Officer may require time to become fully integrated into our business, financial reporting systems, internal controls, and strategic planning processes.

During the transition period, we may experience challenges related to maintaining effective financial oversight, executing strategic initiatives, complying with regulatory requirements, and retaining key finance personnel. If the transition is not successfully managed, or if we are unable to effectively integrate the new Chief Financial Officer into our operations, our financial performance, internal control environment, investor confidence, and stock price could be adversely affected.

In addition, the loss of institutional knowledge associated with the departure of the former Chief Financial Officer could negatively impact our operations, financial reporting processes, and relationships with investors, lenders, customers, and other stakeholders.

NeuroOne Medical Technologies Corporation

Form 10-Q

Prolonged negative economic conditions could adversely affect us, our customers and third-party partners, manufacturers or suppliers, if any, which could harm our financial condition.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

NeuroOne Medical Technologies Corporation

Form 10-Q

Item 6. Exhibits

Exhibit No.	Document

3.1	Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.4 on the Registrant’s Current Report on Form 8-K filed on June 29, 2017).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K, filed on March 31, 2021).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed on April 14, 2026).

3.4	Amended and Restated Bylaws of NeuroOne Medical Technologies Corporation (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K, filed on June 21, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Documents are furnished and not filed.

NeuroOne Medical Technologies Corporation

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2026

NeuroOne Medical Technologies Corporation

By:	/s/ David Rosa
David Rosa
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Chris Volker
Chris Volker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)